Form 10-Q
period 2017-03-31
NCS Multistage Holdings, Inc.
filed 2017-05-17
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from   ______  to  ______

Commission file number: 001-38071

NCS Multistage Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1527455
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

19450 State Highway 249, Suite 200
Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 453-2222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of May 12, 2017, there were 43,555,978 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$11,980	$18,275
Accounts receivable—trade, net	44,345	32,116
Inventories	17,653	17,017
Prepaid expenses and other current assets	1,280	2,445
Other current receivables	800	3,053
Deferred income taxes, net	—	2,116
Total current assets	76,058	75,022
Noncurrent assets
Property and equipment, net	16,577	9,759
Goodwill	138,901	122,077
Identifiable intangibles, net	117,617	118,697
Deposits and other assets	2,234	1,272
Total noncurrent assets	275,329	251,805
Total assets	$351,387	$326,827
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$10,387	$10,258
Accrued expenses	3,366	3,290
Income taxes payable	1,581	—
Other current liabilities	2,411	3,223
Current maturities of long-term debt	4,057	772
Total current liabilities	21,802	17,543
Noncurrent liabilities
Long-term debt, less current maturities	84,328	88,394
Other long-term liabilities	7,776	717
Deferred income taxes, net	38,654	42,695
Total noncurrent liabilities	130,758	131,806
Total liabilities	152,560	149,349
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 1 share authorized, issued, and outstanding at
March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 54,000,000 shares authorized, 34,024,326 shares issued
and 34,005,978 shares outstanding at March 31, 2017 and December 31, 2016	340	340
Additional paid-in capital	237,903	237,566
Accumulated other comprehensive loss	(80,385)	(82,015)
Retained earnings	28,312	21,762
Treasury stock, at cost; 18,348 shares at March 31, 2017 and at December 31, 2016	(175)	(175)
Total stockholders’ equity	185,995	177,478
Noncontrolling interest	12,832	—
Total equity	198,827	177,478
Total liabilities and stockholders' equity	$351,387	$326,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Product sales	$45,574	$17,212
Services	13,062	5,895
Total revenues	58,636	23,107
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	24,715	9,549
Cost of services, exclusive of depreciation and amortization expense shown below	4,639	3,146
Total cost of sales, exclusive of depreciation and amortization expense shown below	29,354	12,695
Selling, general and administrative expenses	12,772	8,455
Depreciation	564	452
Amortization	6,022	5,771
Income (loss) from operations	9,924	(4,266)
Other income (expense)
Interest expense, net	(1,509)	(1,466)
Other income, net	974	26
Foreign currency exchange loss	(941)	(5,878)
Total other expense	(1,476)	(7,318)
Income (loss) before income tax	8,448	(11,584)
Income tax expense (benefit)	2,100	(3,458)
Net income (loss)	6,348	(8,126)
Net loss attributable to noncontrolling interest	202	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$6,550	$(8,126)
Earnings (loss) per common share
Basic earnings (loss) per share attributable to NCS Multistage Holdings, Inc.	$0.18	$(0.24)
Diluted earnings (loss) per share attributable to NCS Multistage Holdings, Inc.	$0.18	$(0.24)
Weighted average common shares outstanding
Basic	34,006	34,019
Diluted	36,746	34,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$6,348	$(8,126)
Foreign currency translation adjustments, net of tax of $0	1,653	13,581
Comprehensive income	8,001	5,455
Add: Comprehensive loss attributable to noncontrolling interest	(179)	—
Comprehensive income attributable to NCS Multistage Holdings, Inc.	$8,180	$5,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2017
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of January 1, 2017	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	18,348	$(175)	$—	$177,478
Acquisition	—	—	—	—	—	—	—	—	—	13,011	13,011
Share-based compensation	—	—	—	—	337	—	—	—	—	—	337
Net income (loss)	—	—	—	—	—	—	6,550	—	—	(202)	6,348
Currency translation adjustment	—	—	—	—	—	1,630	—	—	—	23	1,653
Balances as of March 31, 2017	1	$—	34,024,326	$340	$237,903	$(80,385)	$28,312	18,348	$(175)	$12,832	$198,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$6,348	$(8,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,586	6,223
Amortization of deferred loan cost	180	183
Share-based compensation	337	335
Deferred income tax benefit	(2,144)	(2,560)
Gain on sale of property and equipment	(55)	(174)
Foreign exchange loss on financing item	843	5,445
Changes in operating assets and liabilities:
Accounts receivable—trade	(11,848)	6,963
Inventories	(521)	1,155
Prepaid expenses and other assets	(219)	(421)
Accounts payable—trade	(29)	(2,520)
Accrued expenses	71	(188)
Other liabilities	(876)	257
Income taxes receivable/payable	3,891	(1,394)
Net cash provided by operating activities	2,564	5,178
Cash flows from investing activities
Purchases of property and equipment	(1,581)	(63)
Proceeds from sales of property and equipment	71	215
Repayment of short-term note receivable	1,000	—
Acquisition of business, net of cash acquired	(5,872)	—
Net cash (used in) provided by investing activities	(6,382)	152
Cash flows from financing activities
Equipment note borrowings	750	—
Payments on equipment note	(14)	—
Promissory note borrowings	462	—
Payments related to public offering	(583)	—
Repayment of term note	(3,000)	—
Proceeds from issuance of common stock	—	50
Net cash (used in) provided by financing activities	(2,385)	50
Effect of exchange rate changes on cash and cash equivalents	(92)	623
Net change in cash and cash equivalents	(6,295)	6,003
Cash and cash equivalents beginning of period	18,275	9,545
Cash and cash equivalents end of period	$11,980	$15,548
Noncash investing and financing activities
Unpaid costs related to public offering	708	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., through its wholly owned subsidiaries and subsidiaries for which we have a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we” or “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through six service facilities principally located in Houston and Midland, Texas; and Calgary, Red Deer, Grande Prairie and Estevan, Canada. We changed our name from Pioneer Super Holdings, Inc. to NCS Multistage Holdings, Inc. on December 13, 2016.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. The Condensed Consolidated Balance Sheet at December 31, 2016 is derived from our audited financial statements. However, certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted or condensed as permitted by the rules and regulations of the SEC, and, therefore, these interim financial statements should be read in conjunction with our audited financial statements included in the prospectus, dated April 27, 2017 (the “Prospectus”), filed by us with the SEC on May 1, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

On April 13, 2017, in connection with the initial public offering of shares of our common stock  (“IPO”), our board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation effecting a 3.00 for 1.00 stock split of our issued and outstanding shares of common stock. In connection with our stock split, the exchange ratio was adjusted to three from one for the exchangeable shares of NCS Multistage, Inc. (“NCS Canada”) held by the preferred stockholder. The stock split was implemented on April 13, 2017 and the par value of the common and preferred stock was not adjusted as a result of the stock split. All common stock share amounts disclosed in this Form 10-Q have been adjusted to reflect this stock split for all periods presented.

Recent Accounting Pronouncements

Pronouncements Adopted in 2017

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard requires all deferred taxes, along with any related valuation allowance, to be presented as a noncurrent deferred asset or liability. The guidance is effective for fiscal years beginning after December 15, 2016, and includes interim periods within those fiscal years. Early adoption is permitted and the guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet. We adopted this ASU in the first quarter of 2017 on a prospective basis.

Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Accounting for Goodwill Impairment (Topic 350).  This new standard simplifies the test for goodwill impairment. In the original guidance, an entity is required to perform additional analysis in Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a report unit’s goodwill with the carrying amount of that goodwill. The FASB simplifies the subsequent measurement of goodwill by eliminating Step 2. Instead, under the amendments in this update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with excess carrying value over the fair value recognized as a loss on impairment. In addition, income tax effects from any tax deductible goodwill should be considered in measuring the goodwill impairment loss, if applicable. The amendments in this update are effective for public companies for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which replaces the existing guidance in ASC 840, Leases. ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, however, not before fiscal years beginning after December 15, 2016. Subsequent to ASU 2014-09’s issuance, Topic 606 was amended for FASB updates that changed the effective date as well as addressed certain aspects regarding new revenue standards. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which entities expect to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating this standard in order to select a transition method and the effective date. We have not determined the effect of this standard on our financial statements and related disclosures.

Note 2.  Acquisition

On February 1, 2017, we acquired a 50% interest in Repeat Precision, LLC (“Repeat”) for $5.9 million. Historically, the business has been a supplier to NCS. Our strategic purchase of 50% of this business ensures that we have continued access to these services, but more importantly, allows us greater control of the allocation of their capacity, ensuring that we can scale their operations together with ours. In addition, Repeat will also market certain completion products on a wholesale basis, providing an additional revenue opportunity over time.

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out as a contingent adjustment to the asset purchase price in the amount of $7.0 million, which is included in other long-term liabilities on the balance sheet. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was based on 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out is subject to remeasurement each reporting period until the full amount of the liability has been satisfied. The payment, if any, is expected to be paid during the first quarter of 2019 and will not exceed $10.0 million.

Since NCS has the controlling voting interest in the joint venture, we accounted for the acquisition as a business combination and included Repeat in our consolidated financial statements from the acquisition date. As a result, the other party’s ownership percentage is presented separately as a non-controlling interest.

The purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. The purchase price allocation is preliminary and adjustments to provisional amounts may occur as we continue to analyze information. We have recognized $16.0 million of goodwill as a result of the transaction and expect the full amount to be deductible for tax purposes. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change, however, we do not expect such adjustments to materially change the purchase price allocation. We also incurred acquisition costs of $0.3 million as of March 31, 2017, which were included in general and administrative expense on our statement of operations.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration and the assets acquired at the Repeat closing date (in thousands):

Consideration
Cash paid by NCS	$5,872
Other capitalizable costs	124
Earn-out liability recognized	7,015
Total consideration	$13,011
Preliminary purchase price allocation
Other net assets	$174
Property and equipment	5,750
Intangible assets	4,100
Goodwill	15,998
Total assets acquired	$26,022
Less: noncontrolling interest	(13,011)
Net assets acquired	$13,011

The unaudited pro forma operating results pursuant to ASC 805 related to the Repeat acquisition have been excluded due to immateriality.

In connection with the Repeat acquisition, we acquired intangible assets in the amount of $4.1 million related to customer relationships. The intangible assets are amortized over their estimated ten year useful lives. Amortization expense for the intangible assets for the Repeat acquisition was $0.1 million for the three months ended March 31, 2017.

Note 3.   Inventories

Inventories consist of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$824	$695
Work in process	1,244	688
Finished goods	15,585	15,634
	$17,653	$17,017

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Land	$2,041	$2,026
Building and improvements	4,593	4,517
Machinery and equipment	8,720	1,983
Computers and software	1,380	1,345
Furniture and fixtures	936	916
Vehicles	2,724	2,475
Service equipment	465	1,964
	20,859	15,226
Less: Accumulated depreciation and amortization	4,876	5,763
	15,983	9,463
Construction in progress	594	296
Property and equipment, net	$16,577	$9,759

Note 5.   Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill is as follows (in thousands):

At December 31, 2016	$122,077
Acquisition	15,998
Currency translation adjustment	826
At March 31, 2017	$138,901

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2017
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14	$138,942	$(42,703)	$96,239
Trademark	5	943	(811)	132
In-process research and development	5	35,602	(30,640)	4,962
Customer relationships	10 - 15	15,756	(3,412)	12,344
Noncompete agreements	5	28,262	(24,322)	3,940
Total identifiable intangibles		$219,505	$(101,888)	$117,617

		December 31, 2016
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14	$138,026	$(39,956)	$98,070
Trademark	5	936	(759)	177
In-process research and development	5	35,306	(28,621)	6,685
Customer relationships	15	11,577	(3,128)	8,449
Noncompete agreements	5	28,065	(22,749)	5,316
Total identifiable intangibles		$213,910	$(95,213)	$118,697

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll	$1,500	$850
Property and franchise taxes accrual	181	322
Accrual related to public offering	979	1,153
Accrued acquisition related costs	83	618
Accrued other miscellaneous liabilities	623	347
	$3,366	$3,290

Note 7.  Revolving Line of Credit and Long-Term Debt

Our long-term debt is as follows (in thousands):

	March 31,	December 31,
	2017	2016
Term loan	$88,680	$90,836
Revolving line of credit	—	—
Promissory note	462	—
Equipment note	735	—
Total	89,877	90,836
Less debt issuance costs	1,492	1,670
Total debt, net	88,385	89,166
Less: current portion	(4,057)	(772)
Long-term debt	$84,328	$88,394

The estimated fair value of total debt for the periods ended March 31, 2017 and December 31, 2016 was approximately $91.9 million and $92.8 million, respectively. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

Prior Senior Secured Credit Facilities

Effective August 7, 2014, we entered into a credit agreement with a group of financial institutions which was denominated in Canadian dollars (“CAD”) and allowed for a term loan of up to approximately $197.6 million CAD ($180.0 million USD), and a $38.4 million CAD ($35.0 million USD) revolving line of credit of which $5.0 million CAD may be made available for letters of credit and $5.0 million CAD may be made available for swingline loans (together, the “Credit Facility”). We entered into Amendment No. 1, effective April 15, 2015, and Amendment No. 2, effective December 22, 2015, which modified the original credit agreement governing the Credit Facility. The modifications changed various defined terms as well as the covenants. These amendments also revised the revolving credit commitment to $27.8 million CAD ($20.0 million USD) and evidenced the prepayment of the Term Loan in an amount of $55.8 million CAD.

The term loan bears interest at the adjusted base rate or Canadian base rate plus an applicable margin, as defined in the credit agreement governing the Credit Facility, with quarterly interest payments. The applicable interest rate at March 31, 2017 and December 31, 2016 was 5.706% and 5.769%, respectively. The term loan is collateralized by certain assets of the Company and guaranteed by certain wholly owned subsidiaries of the Company. The interest on the term loan is payable in quarterly installments. Beginning in February 2018, quarterly principal payments will resume with all unpaid principal and interest due at maturity on August 7, 2019. As of March 31, 2017 and December 31, 2016, the term loan had an outstanding balance of $88.7 million and $90.8 million, respectively. For the three months ended March 31, 2017 and 2016, we incurred interest expense of $1.3 million for each period.

The revolving line of credit is collateralized by certain assets of the Company and guaranteed by certain wholly owned subsidiaries of the Company. Interest on the revolving line of credit is payable quarterly at the adjusted base rate or Canadian base rate plus an applicable margin, as defined in the agreement governing the Credit Facility. All unpaid principal and interest on the revolving

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

line of credit is due at maturity on August 7, 2019. As of March 31, 2017, the outstanding balance under the revolving line of credit was zero.

The agreement governing the Credit Facility contains financial covenants that requires (i) commencing with the fiscal quarter ending March 31, 2019, compliance with a leverage ratio test set at 3.00 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending March 31, 2019, compliance with a fixed charge coverage ratio test set at 1.25 to 1.00 as of the last day of each fiscal quarter and (iii) commencing with the fiscal quarter ended December 31, 2015, compliance with an interest coverage ratio set at (x) 1.50 to 1.00 as of the last day of each fiscal quarter through and including the fiscal quarter ending December 31, 2017 and (y) 1.75 to 1.00 as of the last day of the fiscal quarter ending March 31, 2018 through and including the fiscal quarter ending December 31, 2018. As of March 31, 2017, the Company was in compliance with these covenants. Our ability to meet these financial ratios can be affected by events beyond our control and we cannot assure you that we will be able to meet these ratios. A breach of any covenant or restriction contained in the agreement governing our Credit Facility could result in a default under this agreement. If any such default occurs, the lenders under the Credit Facility, may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the agreement governing our Credit Facility, the lenders under the Credit Facility will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Credit Facility was to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Direct costs incurred in connection with the term loan have been capitalized and are being amortized over the term of the debt using the effective interest method. Net fees attributable to the lenders of approximately $1.5 million and $1.7 million are presented as a discount to the carrying value of debt as of March 31, 2017 and December 31, 2016, respectively, in accordance with ASC 470 Debt. Amortization expense of the deferred financing charges of approximately $0.2 million for each period are included in interest expense for the three months ended March 31, 2017 and 2016.

In February 2017, to ensure compliance with non-financial covenants per the Credit Facility, we made a $3.0 million term loan prepayment. On May 4, 2017, the term loan was paid in full and terminated using a portion of the proceeds from our IPO and we also entered into a new Amended and Restated Credit Agreement (the “Credit Agreement”). See “Note 14. Subsequent Events”.

Promissory Note

In connection with the acquisition, Repeat entered into a promissory note with Security State Bank & Trust, Fredericksburg on February 27, 2017, for an aggregate borrowing capacity of approximately $3.8 million. The promissory note is secured against equipment, inventory and receivables. It bears interest at a variable interest rate, which is based on an independent index and matures on February 27, 2018. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of March 31, 2017, the outstanding balance on the promissory note was $0.5 million. For the three months ended March 31, 2017, we incurred interest expense of $1 thousand.

Equipment Note

In February 2017, Repeat entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg also in connection with the acquisition. The equipment note bears interest at prime plus 1%, matures on February 27, 2021 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of March 31, 2017, the outstanding balance on the equipment note was $0.7 million and for the three months ended March 31, 2017, we incurred interest expense of $3 thousand.

Note 8.  Commitments and Contingencies

Litigation

In the ordinary course of business, we are involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at March 31, 2017 and December 31, 2016 are immaterial. In the opinion of management, our ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income in our financial statements for the quarter ended March 31, 2017.

Note 9.  Stockholders’ Equity

As disclosed in “Note 1. Basis of Presentation”, on April 13, 2017 our board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation effecting a 3.00 for 1.00 stock split of our issued and outstanding shares of common stock. The stock split was implemented on April 13, 2017. The par value of the common and preferred stock was not adjusted as a result of the stock split. All issued and outstanding shares and per share amounts included in the accompanying financial statements have been adjusted to reflect this stock split for all periods presented.

We are authorized to issue 54.0 million shares of common stock with $0.01 par value. We are authorized to issue one share of preferred stock with $0.01 par value, defined as the “Special Voting Share” in our amended and restated certificate of incorporation. As of March 31, 2017 and December 31, 2016, one share of preferred stock was issued and outstanding.

On April 27, 2017, our certificate of incorporation was amended and restated and the number of shares of common stock authorized to be issued by the Company was increased from 54.0 million to 225.0 million and the number of our authorized shares of preferred stock was increased from one share to 10.0 million shares.

The holders of common stock are entitled to one vote for each share of common stock held. The holder of the Special Voting Share shall be entitled to vote on all matters that a holder of common stock is entitled to vote on and shall be entitled to cast a number of votes equal to the number of exchangeable shares of NCS Multistage, Inc. (“NCS Canada”), a subsidiary of the Company, then outstanding that are not owned by us, multiplied by the exchange ratio (as defined in the articles of incorporation of NCS Canada). In connection with our stock split, the exchange ratio was adjusted to three from one. As of March 31, 2017 and December 31, 2016, the number of common stock issuable for the exchangeable shares totaled 1,819,247 and are held by the preferred stockholder. On May 3, 2017, the preferred stockholder sold shares of our common stock in our initial public offering, which reduced the number of common stock issuable for the exchangeable shares to 1,769,247. The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board of Directors and Dividend Committee. The holder of the Special Voting Share is not entitled to receive dividends. No dividends were declared during the three months ended March 31, 2017 or December 31, 2016

Note 10.  Income Taxes

We calculate our interim income tax provision in accordance with ASC 740. At the end of each interim period, we make an estimate of the annual expected effective tax rate and apply that rate to our ordinary year to date earnings or loss. In addition, the effect of changes in exacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual effective rate would include applicable modifications, which were projected for the year, such as certain book expenses not deductible for tax, the domestic manufacturing deduction, tax credits and foreign deemed dividends.

We recorded a tax expense (benefit) of $2.1 million and $(3.5) million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, our effective tax rates were approximately 24.9% and (29.9)%, respectively. The difference in these effective tax rates were primarily due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries as of March 31, 2017 because we intend to permanently reinvest such earnings outside the U.S. We are changing our assertion that undistributed foreign earnings are indefinitely or permanently reinvested during the three months ended March 31, 2017 as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt. The excess proceeds from the IPO leaves cash available in the U.S. without requiring cash from foreign operations.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income  (expense) in the consolidated statement of operations. For

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the three months ended March 31, 2017 and 2016, we recognized approximately $1.6 thousand and $4.0 thousand, respectively, in interest and penalties.

Note 11.  Earnings Per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from net income (loss) (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator—Basic
Net income (loss)	$6,348	$(8,126)
Less: income attributable to participating shares	(333)	—
Add: loss attributable to noncontrolling interest	202	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.—Basic	$6,217	$(8,126)

Numerator—Diluted
Net income (loss)	$6,348	$(8,126)
Add: loss attributable to noncontrolling interest	202	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.—Diluted	$6,550	$(8,126)

Denominator
Basic weighted average number of shares	34,006	34,019
Exchangeable shares for common stock	1,819	—
Dilutive effect of stock options after application of treasury stock method	921	—
Diluted weighted average number of shares	36,746	34,019

Earnings (loss) per common share
Basic	$0.18	$(0.24)
Diluted	$0.18	$(0.24)

Note 12.  Related Party Transactions

As of December 31, 2016, we held a long-term note receivable in the amount of approximately $0.8 million due from a related party. During the first quarter of 2017, the long-term note receivable was paid in full. We also purchased services and grease in the amount of approximately $21.0 thousand and $31.6 thousand from a related party for the three months ended March 31, 2017 and 2016.

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Note 14.  Subsequent Events

On May 3, 2017, we completed the initial public offering of 9.5 million shares of our common stock, $0.01 par value, at a price to the public of $17.00 per share pursuant to a Registration Statement on Form S-1, as amended (File No. 333-216580) (the “Registration Statement”). The underwriters exercised their option to purchase an additional 1.425 million shares of our common stock from certain selling stockholders and the closing of the over-allotment option occurred on May 3, 2017 concurrently with the closing of the IPO. We received approximately $148.9 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We used a portion of the net proceeds from the IPO to repay our indebtedness under our Credit Facility (see “Note 7. Revolving Line of Credit and Long-Term Debt”) and will use the remainder for general corporate purposes, which may include the payment of costs and expenses associated with the implementation of our business strategy, although we have no current specific plans for the use of the remaining net proceeds at this time. In addition, in connection with the IPO, our certificate of

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

incorporation was amended and restated to increase our authorized capital stock to consist of 225.0 million shares of common stock, par value $0.01 per share and 10.0 million shares of preferred stock, par value $0.01 per share.

On May 4, 2017, we entered into an Amended and Restated Credit Agreement with Pioneer Investment, Inc., as borrower (the “U.S. Borrower”), NCS Multistage Inc., as borrower (the “Canadian Borrower”), Pioneer Intermediate, Inc., (together with the Company, the “Parent Guarantors”) and the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “New Senior Secured Credit Facility”).

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”).

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and will bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate, in each case, plus an applicable interest margin as set forth in the New Senior Secured Credit Facility. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and will bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate, in each case, plus an applicable interest margin as set forth in the New Senior Secured Credit Facility.

The obligations of the U.S. Borrower under the U.S. Facility will be guaranteed by the Parent Guarantors and each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States (subject to certain exceptions) and will be secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. The obligations of the Canadian Borrower under the Canadian Facility will be guaranteed by the Parent Guarantors, the U.S. Borrower and each of the other future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions) and will be secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower, the Canadian Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

The New Senior Secured Credit Facility contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1:00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. The New Senior Secured Credit Facility also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The New Senior Secured Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable, The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

The New Senior Secured Credit Facility amended and restated that certain Credit Agreement, dated as of August 7, 2014, among the U.S. Borrower, Pioneer Intermediate, Wells Fargo Bank, National Association and the lenders party thereto. The New Senior Secured Credit Facility will mature on May 4, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the financial condition and results of our operations should be read together with our financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements and the related notes thereto included in our final prospectus (the “Prospectus”), dated April 27, 2017, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-216580), as amended, as well as the section of the Prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On May 3, 2017, the Company completed the initial public offering (the “IPO”) of shares of common stock, par value $0.01 per share, of the Company, at a price to the public of $17.00 per share. On May 3, 2017, certain selling stockholders identified in the Prospectus completed the sale of 1.425 million shares of our common stock, par value $0.01 per share, to the underwriters in the initial public offering at the initial public offering price less the underwriting discount pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the Company’s initial public offering.

As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “NCS,” “we,” “our” and “us” refer to NCS Multistage Holdings, Inc.

This discussion and analysis contains forward-looking statements regarding the industry outlook, estimates and assumptions concerning events and financial and industry trends that may affect our future results of operations or financial condition and other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “—Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China and Russia. We have provided our products and services to various customers, including leading large independent oil and natural gas companies and major oil companies.

Our primary offering is our Multistage Unlimited family of completion products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our Multistage Unlimited products and services are typically utilized in cemented wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Our Multistage Unlimited products and services operate in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

In addition to our Multistage Unlimited family of completion products and services, we sell other products including our AirLock casing buoyancy system and liner hanger systems. We also provide engineering services through our Anderson Thompson Reservoir Strategies group.

Industry Trends Affecting our Results of Operations

Oil and Natural Gas Drilling and Completion Activity

Our products and services are primarily sold to North American E&P companies and sales of our products and services depend upon oil and natural gas drilling and production activity in North America. Oil and natural gas drilling and production activity is directly related to oil and natural gas prices. Oil and natural gas prices declined in 2014 and remained relatively low throughout 2015 and into 2016. While demand for our products and services has declined since late 2014 in connection with the commodity price decline, we believe that the demand for our products and services will increase over the medium and long-term as oil and natural gas prices rise from lows reached in mid-2016.

Listed below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per bbl)	Brent Crude (per bbl)	Henry Hub Natural Gas (per mmBtu)
3/31/2016	$33.35	$33.84	$1.99
6/30/2016	45.46	45.57	2.15
9/30/2016	44.85	45.80	2.88
12/31/2016	49.14	49.11	3.04
3/31/2017	51.62	53.59	3.02

Demand for our products and services is driven by North American oil and natural gas drilling and production activity, which is driven by underlying commodity prices and outlook, as described above. Listed below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the first quarter of 2016, as provided by Baker Hughes Incorporated:

		Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2016	524	170	694
6/30/2016	398	47	445
9/30/2016	461	119	580
12/31/2016	567	180	746
3/31/2017	722	294	1,016

In addition, a substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter and fourth quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity.

Increasing Adoption of Pinpoint Stimulation

Traditional well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America. We believe that pinpoint stimulation provides substantial benefits compared to these traditional well completion techniques and that pinpoint stimulation has become increasingly utilized by operators in North America, particularly in Canada. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s continued adoption of pinpoint stimulation to complete wells.

Increasing Well Complexity and Focus on Completion Optimization

In recent years, E&P companies have drilled longer horizontal wells and completed more hydraulic fracturing stages per well to maximize the volume of hydrocarbon recoveries per well. This trend towards more complex wells has resulted in us selling more sleeves per well on average, which increases our revenue opportunity per well completion. Additionally, E&P companies have become increasingly focused on well productivity through optimization of completion designs and we believe this trend may further the adoption of pinpoint stimulation, and in turn, increase the opportunity for sales of our products and services if our customers observe operational benefits and long-term production results from the application of pinpoint stimulation.

How We Generate Revenues

We derive the majority of our revenues from the sale of our Multistage Unlimited products and the provision of related services. The remainder of our revenues are generated from sales of our AirLock casing buoyancy system, our liner hanger systems and services provided by Anderson Thompson Reservoir Strategies.

Product sales represented approximately 78% and 75% of our revenue for the three months ended March 31, 2017 and 2016, respectively. We have two primary models of sliding sleeves: our MultiCycle sliding sleeves and our GripShift sliding sleeves. Our MultiCycle sliding sleeves are sold at a higher price per sleeve as compared to our GripShift sliding sleeves, reflecting the additional features they incorporate. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our sliding sleeves. We occasionally supply our customers with large orders that may be filled on negotiated terms. Tool charges and related services (which are classified together as “services” in our financial results) represented 22% and 25% of our revenues for the three months ended March 31, 2017 and 2016, respectively. Tool charges and related services relate to agreed rates we charge to our customers for the provision of our downhole frac isolation assembly and our personnel.

During periods of low drilling and well completion activity we will, in certain instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves and the provision of our services.

For the three months ended March 31, 2017 and 2016, approximately 71% and 79%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations are regularly monitored.

Although most of our sales are to North American E&P companies, we do have sales to customers outside of North America and expect sales to international customers to increase over time. These international sales are typically made to our local operating partners on a free on board basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include Argentina, China, Russia and the Middle East. Our operating partners and representatives do not have authority to contractually bind our company, but market our products in their respective territories as part of their product or service offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. We recently entered into a joint venture which we believe will allow us to reduce our costs for certain product categories. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory.

Our selling, general and administrative (“SG&A”) expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as all of our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. As a result of being a public company, we expect our legal, accounting and other expenses to increase, including costs associated with our compliance with the Sarbanes-Oxley Act.

Results of Operations

The following table summarizes our revenues and expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues
Product sales	$45,574	$17,212
Services	13,062	5,895
Total revenues	58,636	23,107
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	24,715	9,549
Cost of services, exclusive of depreciation and amortization expense shown below	4,639	3,146
Total cost of sales, exclusive of depreciation and amortization expense shown below	29,354	12,695
Selling, general and administrative expenses	12,772	8,455
Depreciation	564	452
Amortization	6,022	5,771
Income (loss) from operations	9,924	(4,266)
Other income (expense)
Interest expense, net	(1,509)	(1,466)
Other income, net	974	26
Foreign currency exchange loss	(941)	(5,878)
Total other expense	(1,476)	(7,318)
Income (loss) before income tax	8,448	(11,584)
Income tax expense (benefit)	2,100	(3,458)
Net income (loss)	6,348	(8,126)
Net loss attributable to noncontrolling interest	202	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$6,550	$(8,126)

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Revenues

Revenues were $58.6 million for the three months ended March 31, 2017 as compared to $23.1 million for the three months ended March 31, 2016. This increase was primarily attributable to an increase in the sale of our completions products and services due to higher drilling and well completion activity as a result of an improved commodity price environment in the first quarter of 2017 as compared to the first quarter of 2016. Product sales for the three months ended March 31, 2017 were $45.6 million, as compared to $17.2 million for the three months ended March 31, 2016. We sold 17,418 sliding sleeves during the first quarter of 2017 as compared to 7,117 during the first quarter of 2016. Our service revenue was $13.1 million for the three months ended March 31, 2017 as compared to $5.9 million for the three months ended March 31, 2016. Our services were utilized in the completion of 466 wells during the three months ended March 31, 2017 as compared to 256 wells during the three months ended March 31, 2016.

Cost of sales

Cost of sales was $29.4 million, or 50.1% of revenues, for the three months ended March 31, 2017 as compared to $12.7 million, or 54.9% of revenues, for the three months ended March 31, 2016. The increase in cost of sales was primarily a result of a higher number of wells completed, which produced a higher volume of product sales. The lower percentage of revenues is related to the higher volume of well completions and sliding sleeve and AirLock sales, resulting in greater absorption of fixed costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.8 million for the three months ended March 31, 2017 as compared to $8.5 million for the three months ended March 31, 2016. The increase was the direct result of headcount additions in all functional areas. In addition, there were significant additional expenses incurred related to our initial public offering process.

Other income net

Other income, net was $1.0 million for the three months ended March 31, 2017 as compared to $26.0 thousand for the three months ended March 31, 2016 primarily as a result of us receiving $0.9 million from an arbitration case that was decided in our favor in February 2017.

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $(0.9) million for the three months ended March 31, 2017 as compared to a loss of $(5.9) million for the three months ended March 31, 2016. The change was directly due to the foreign currency exchange rates between the periods and the effect that the change had on the outstanding balance of debt on our Prior Senior Secured Credit Facilities, which is denominated in Canadian dollars, within each respective period. Foreign exchange rates between the U.S. dollar and the Canadian dollar increased 0.8% (0.7440 to 0.7502) for the three months ended March 31, 2017 and 6.2% (0.7229 to 0.7675) for the three months ended March 31, 2016.

Income tax expense (benefit)

Income tax expense was $2.1 million for the three months ended March 31, 2017 as compared to a  benefit of $(3.5) million for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016 our effective income tax rates were approximately 24.9% and (29.9)%, respectively. The difference in these effective tax rates were primarily due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries as of March 31, 2017 because we intend to permanently reinvest such earnings outside the U.S. We are changing our assertion that undistributed foreign earnings are indefinitely or permanently reinvested during the three months ended March 31, 2017 as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt. The excess proceeds from the IPO leaves cash available in the U.S. without requiring cash from foreign operations.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile until the market stabilizes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our New Senior Secured Credit Facility. As of March 31, 2017, we had cash and cash equivalents of $12.0 million and availability under the Prior Revolving Credit Facility of $20.0 million. Our total indebtedness was $89.9 million as of March 31, 2017. The New Senior Secured Credit Facility consists of revolving credit facilities in aggregate principal amount of $50.0 million.

Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions. On February 1, 2017, we contributed $5.9 million in exchange for a 50% interest in a joint venture, which was funded from available cash. Concurrent with entering into the joint venture, we made a $3.0 million Prior Term Loan prepayment, also funded from available cash, and the previous owner of the 50% interest repaid in full a $1.0 million promissory note to us.

Historically capital expenditures have been relatively modest, but future planned capital expenditures include investing in our owned facility in Canada to create a research and development facility for product development as well as to more fully demonstrate the capabilities and benefits of our products to our customers. We plan to incur approximately $5.0 million to $8.0 million in capital expenditures in 2017. Our capital expenditures for the three months ended March 31, 2017 and 2016 were $1.6 million and $0.1 million, respectively. We believe our cash on hand, cash flows from operations and potential borrowings under our New Senior Secured Credit Facility, will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$2,564	$5,178
Net cash (used in) provided by investing activities	(6,382)	152
Net cash (used in) provided by financing activities	(2,385)	50
Effect of exchange rate changes on cash and cash equivalents	(92)	623
Net change in cash and cash equivalents	$(6,295)	$6,003

Operating Activities

Net cash provided by operating activities was $2.6 million and $5.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in 2017 is primarily related to a change in accounts receivable partially offset by higher net income due to increased business activity

Investing Activities

Net cash (used in) provided by investing activities was $(6.4) million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash used in investing activities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily was due to the $5.9 million funding of a 50% interest in a joint venture and $1.6 million of capital expenditures partially offset by $1.0 million re-payment of a note receivable.

Financing Activities

The net cash used in financing activities for the three months ended March 31, 2017 was approximately $(2.4) million as compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2016. The cash used in financing activities for the three months ended March 31, 2017 primarily related to the $3.0 million prepayment of the Prior Term Loan under our Prior Senior Secured Credit Facilities partially offset by $1.2 million of promissory note borrowings by our affiliated entities.

Financing Arrangements

Prior Senior Secured Credit Facilities

On August 7, 2014, Pioneer Investment, Inc. (the “Borrower”) and Pioneer Intermediate, Inc. (the “Parent Borrower”), each of our wholly owned subsidiaries along with certain of their subsidiaries entered into senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of a term loan in the original principal amount of approximately $197.6 million CAD (the “Prior Term Loan”) and a $27.8 million CAD revolving credit facility (the “Prior Revolving Credit Facility”), of which $5.0 million CAD was available for letters of credit and $5.0 million CAD may be made available for swingline loans. As of March 31, 2017, we had $88.7 million outstanding under the Prior Term Loan and no debt outstanding under our Prior Revolving Credit Facility. In connection with the IPO, we amended and restated the Prior Senior Secured Credit Facilities and repaid all outstanding indebtedness under the Prior  Term Loan.  See “Note 7. Revolving Line of Credit and Long-Term Debt” to our unaudited condensed consolidated financial statements for additional details of our Prior Senior Secured Credit Facilities.

New Senior Secured Credit Facility

On May 4, 2017,  we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Pioneer Investment, Inc. as borrower (the “U.S. Borrower”), NCS Multistage Inc., as borrower (the “Canadian Borrower”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”) and lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “New Senior Secured Credit Facility”).

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”).

Borrowings under the U.S. Facility may be made  in U.S. dollars, Canadian dollars or Euros and will bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and will bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement.

The obligations of the U.S. Borrower under the U.S. Facility will be guaranteed by the Parent Guarantors and each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States (subject to certain exceptions) and will be secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. The obligations of the Canadian Borrower under the Canadian Facility will be guaranteed by the Parent Guarantors, the U.S. Borrower and each of the future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions) and will be secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower, the Canadian Borrower and such subsidiary guarantors, if any, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1:00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance with a U.S. asset coverage ratio test set at 1.00 to 1.00. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility. If the debt under the New Senior Secured Credit Facility were to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Common Stock Offering

On May 3, 2017, we sold 9.5 million shares of our common stock in a public offering at a price to the public of $17.00 per share. We used the proceeds of $148.9 million, net of underwriting discounts and estimated offering expenses,  to repay indebtedness under our Prior Senior Secured Credit Facilities and the remainder for general corporate purposes, which may include the payment of costs and expenses associated with the implementation of our business strategy, although we have no current specific plans for the use of the remaining net proceeds at this time. In addition, on  May 3, 2017, certain selling stockholders identified in the Prospectus sold 1.425 million of their shares of our common stock in a public offering pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. We did not receive any proceeds from the sale of shares by the selling stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies

There were no material changes to our critical accounting policies from those disclosed in the Prospectus.

Recently Issued Accounting Pronouncements

See “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements for discussion of the accounting pronouncements we recently adopted and the accounting pronouncements recently issued by the Financial Accounting Standards Board.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.070 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	declines in the level of oil and natural gas exploration and production activity within Canada and the United States;
•	oil and natural gas price fluctuations;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;
•	impact of severe weather conditions;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our failure to identify and consummate potential acquisitions;
•	our inability to accurately predict customer demand;
•	losses and liabilities from uninsured or underinsured drilling and operating activities;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of GHGs;
•	failure to comply with federal, state and local and non-U.S. laws and other regulations;
•	loss of our information and computer systems;
•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;
•	our failure to establish and maintain effective internal control over financial reporting;
•	our success in attracting and retaining qualified employees and key personnel; and
•	our inability to satisfy technical requirements and other specifications under contracts and contract tenders.

For the reasons described above, as well as factors identified in “Item 1A. Risk Factors” in this Quarterly Report and the section of the Prospectus entitled “Risk Factors,” we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Except as set forth below, there have been no material changes to our quantitative and qualitative disclosures about market risk compared to the quantitative and qualitative disclosure about market risk described in the Prospectus.

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues are derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than U.S. dollars. During the three months ended March 31, 2017 and 2016, approximately 71% and 79%, respectively, of our revenues were attributable to our operations in Canada. We have indirectly hedged our exposure to adverse changes in foreign currency exchange rates by having our Prior Senior Secured Credit Facilities denominated in Canadian dollars, which allowed us to have a significant amount of our fixed costs related to interest and principal payments denominated in Canadian dollars. On May 4, 2017, we repaid the Prior Term Loan under our Prior Senior Secured Credit Facilities in full and entered into a New Senior Secured Facility, which included a U.S. Facility and a Canadian Facility. We also may use foreign currency forward exchange contracts to hedge our future exposure to the Canadian dollar.

Interest Rate Risk

We were exposed to interest rate risk through our Prior Revolving Credit Facility and the Prior Term Loan under our Prior Senior Secured Credit Facilities. As of March 31, 2017, we had $88.7 million, in variable rate long-term debt outstanding under our Prior Term Loan, which bears interest at a rate per annum equal to the applicable margin, plus a base rate determined by reference to the highest of either: (a) in the case of loans denominated in U.S. dollars, at our election, either (i) (A) the federal funds rate plus 0.5%, (B) one-month LIBOR plus 1.00% and (C) the prime commercial lending rate of the administrative agent as in effect on the relevant day or (ii) the LIBOR rate determined by reference to the applicable Reuters screen two business days prior to the commencement of the interest period relevant to the subject borrowing or (b) in the case of loans denominated in Canadian dollars, at our election, either (i)(A) the prime commercial lending rate of the administrative agent as in effect on the relevant day for determining interest rates on Canadian dollar denominated commercial loans made in Canada and (B) CDOR plus 1.0% or (ii) the CDOR rate determined by reference to the applicable Reuters screen page for a term equal to the interest period or contract period relevant to the subject borrowing.

As of March 31, 2017, we had no borrowings outstanding under our Prior Revolving Credit Facility. We repaid the Prior Term Loan under our Prior Senior Secured Credit Facilities on May 4, 2017 and entered into our New Senior Secured Credit Facility. Borrowings under our New Senior Secured Credit Facility will also be subject to variable interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our financial statements for the years ended December 31, 2016 and 2015, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We determined that we did not design or maintain an effective control environment with a sufficient number of trained professionals with the appropriate level of accounting knowledge and experience to properly analyze, record and disclose accounting matters commensurate with our financial reporting requirements. This material weakness contributed to the following material weaknesses in our internal control over financial reporting:

•

We did not design and maintain sufficient formal accounting policies and controls over income taxes. Specifically, we did not have controls designed to address the accuracy of income tax expense (benefit) and related consolidated balance sheet accounts, including deferred income taxes, as well as adequate procedures and controls to review the work of external experts engaged to assist in income tax matters related to our tax structure or to monitor the presentation and disclosure of income taxes.

•

We did not design and maintain sufficient formal accounting policies and controls over the presentation of the statement of cash flows. Specifically, we did not have controls designed to properly classify cash flows related to our foreign exchange gains (losses) associated with our foreign denominated debt and deferred financing costs related to our extinguishment of debt.

•

We did not design and maintain adequate controls to address segregation of duties related to journal entries and account reconciliations as certain accounting personnel have the ability to prepare and post journal entries, as well as reconcile accounts, without an independent review by someone other than the preparer. Specifically, our internal controls were not designed or operating effectively to evidence that journal entries were appropriately recorded or were properly reviewed for validity, accuracy and completeness.

These material weaknesses resulted in the need to correct material misstatements in our consolidated financial statements for the years ended December 31, 2014 and 2015 prior to their issuance. Each of the material weaknesses described above or any newly identified material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

We have begun to remediate and plan to further remediate these material weaknesses primarily by implementing additional review procedures within the accounting and finance department, hiring additional staff and, if appropriate, engaging external accounting experts with the appropriate knowledge to supplement our internal resources in our computation and review processes. These actions and planned actions are subject to ongoing management review and the oversight of our Board. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Additionally, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Due to the nature of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters.

Our management currently does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Prospectus.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds of Public Offering of Common Stock

On May 3, 2017, we completed our IPO of 9.5 million shares of common stock at a price to the public of $17.00 per share. In addition, on May 3, 2017, certain selling stockholders identified in the Prospectus sold 1.425 million of their shares of our common stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. We will not receive any proceeds from the sale of shares by the selling stockholders. The offer and sale of all the shares of common stock in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-216580), which was declared effective by the SEC on April 27, 2017. Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC acted as the representatives of the underwriters. We raised approximately $148.9 million in net proceeds from the offering, after deducting underwriting discounts of approximately $10.1 million and other offering expenses of approximately $2.5 million. The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates. We used a portion of the net proceeds from the IPO to repay our indebtedness under our Prior Senior Secured Credit Facilities. After the repayment of indebtedness under our Prior Senior Secured Credit Facilities, we currently intend to use the remaining net proceeds from the IPO for general corporate purposes, which may include the payment of costs and expenses associated with the implementation of our business strategy, although we have no current specific plans for the use of the remaining net proceeds at this time.

Item 6.  Exhibits

Exhibit
No.		Description
	3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 3, 2017).
	3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 3, 2017).
4.1

Registration Rights Agreement, dated as of May 3, 2017, by and among NCS Multistage Holdings, Inc., Advent-NCS Acquisition Limited Partnership and certain other parties listed therein (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2017).

10.1

Amended and Restated Credit Agreement, dated as of May 4, 2017, by and among NCS Multistage Holdings, Inc., Pioneer Intermediate, Inc., Pioneer Investment, Inc., as U.S. Borrower, NCS Multistage Inc., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, Issuing Lender and Swing Line Lender, Wells Fargo Bank, National Association, Canadian Branch, as Canadian Administrative Agent and the Lenders party thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2017).

10.2

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Robert Nipper, dated as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-216580).

10.3

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of February 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-216580).

10.4

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Wade Bitter, dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-216580).

	10.5	NCS Multistage Holdings, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-217516).
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2017	NCS Multistage Holdings, Inc.

	By:	/s/ Robert Nipper
Robert Nipper
Chief Executive Officer and Director

(Principal Executive Officer and Authorized
Signatory)