Form 10-Q
period 2017-06-30
NCS Multistage Holdings, Inc.
filed 2017-08-09
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2017, there were 43,555,978 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$79,991	$18,275
Accounts receivable—trade, net	36,656	32,116
Inventories	22,382	17,017
Prepaid expenses and other current assets	1,561	2,445
Other current receivables	1,284	3,053
Deferred income taxes, net	—	2,116
Total current assets	141,874	75,022
Noncurrent assets
Property and equipment, net	18,307	9,759
Goodwill	141,439	122,077
Identifiable intangibles, net	113,910	118,697
Deposits and other assets	1,491	1,272
Total noncurrent assets	275,147	251,805
Total assets	$417,021	$326,827
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$10,623	$10,258
Accrued expenses	4,749	3,290
Income taxes payable	4,763	—
Other current liabilities	1,975	3,223
Current maturities of long-term debt	2,059	772
Total current liabilities	24,169	17,543
Noncurrent liabilities
Long-term debt, less current maturities	1,133	88,394
Other long-term liabilities	8,493	717
Deferred income taxes, net	32,825	42,695
Total noncurrent liabilities	42,451	131,806
Total liabilities	66,620	149,349
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 1 share authorized, issued, and outstanding at
June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 43,574,326 shares issued and 43,555,978 shares outstanding at June 30, 2017 and 54,000,000 shares authorized,
34,024,326 shares issued and 34,005,978 shares outstanding at December 31, 2016	436	340
Additional paid-in capital	388,243	237,566
Accumulated other comprehensive loss	(74,422)	(82,015)
Retained earnings	23,821	21,762
Treasury stock, at cost; 18,348 shares at June 30, 2017 and at December 31, 2016	(175)	(175)
Total stockholders’ equity	337,903	177,478
Non-controlling interest	12,498	—
Total equity	350,401	177,478
Total liabilities and stockholders' equity	$417,021	$326,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Product sales	$29,397	$8,747	$74,971	$25,959
Services	7,460	2,534	20,522	8,429
Total revenues	36,857	11,281	95,493	34,388
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	15,733	4,936	40,448	14,485
Cost of services, exclusive of depreciation and amortization expense shown below	3,152	1,553	7,791	4,699
Total cost of sales, exclusive of depreciation and amortization expense shown below	18,885	6,489	48,239	19,184
Selling, general and administrative expenses	16,163	8,417	28,935	16,872
Depreciation	678	450	1,242	902
Amortization	5,973	6,092	11,995	11,863
Change in fair value of contingent consideration	767	—	767	—
(Loss) income from operations	(5,609)	(10,167)	4,315	(14,433)
Other income (expense)
Interest expense, net	(2,007)	(1,590)	(3,516)	(3,056)
Other income (expense), net	64	(37)	1,038	(11)
Foreign currency exchange gain (loss)	1,952	(451)	1,011	(6,329)
Total other income (expense)	9	(2,078)	(1,467)	(9,396)
(Loss) income before income tax	(5,600)	(12,245)	2,848	(23,829)
Income tax (benefit) expense	(855)	(3,655)	1,245	(7,113)
Net (loss) income	(4,745)	(8,590)	1,603	(16,716)
Net loss attributable to non-controlling interest	254	—	456	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,491)	$(8,590)	$2,059	$(16,716)
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.11)	$(0.25)	$0.05	$(0.49)
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.11)	$(0.25)	$0.05	$(0.49)
Weighted average common shares outstanding
Basic	40,198	34,001	37,119	34,010
Diluted	40,198	34,001	40,188	34,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss) income	$(4,745)	$(8,590)	$1,603	$(16,716)
Foreign currency translation adjustments, net of tax of $0	5,940	1,743	7,593	15,324
Comprehensive income (loss)	1,195	(6,847)	9,196	(1,392)
Add: Comprehensive loss attributable to non-controlling interest	(277)	—	(456)	—
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$1,472	$(6,847)	$9,652	$(1,392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2017
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2016	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	18,348	$(175)	$—	$177,478
Acquisition	—	—	—	—	—	—	—	—	—	12,954	12,954
Share-based compensation	—	—	—	—	1,836	—	—	—	—	—	1,836
Net income (loss)	—	—	—	—	—	—	2,059	—	—	(456)	1,603
Issuance of common stock upon IPO, net of offering costs	—	—	9,550,000	96	148,841	—	—	—	—	—	148,937
Currency translation adjustment	—	—	—	—	—	7,593	—	—	—	—	7,593
Balances as of June 30, 2017	1	$—	43,574,326	$436	$388,243	$(74,422)	$23,821	18,348	$(175)	$12,498	$350,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$1,603	$(16,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,237	12,765
Amortization of deferred loan cost	289	366
Share-based compensation	1,836	670
Deferred income tax benefit	(8,577)	(5,148)
(Gain) loss on sale of property and equipment	(44)	4
Foreign exchange (gain) loss on financing item	(1,780)	6,141
Write-off of deferred loan costs	1,422	—
Change in fair value of contingent consideration	767	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(3,598)	15,530
Inventories	(4,866)	2,003
Prepaid expenses and other assets	(601)	(233)
Accounts payable—trade	60	(2,615)
Accrued expenses	1,407	(144)
Other liabilities	(679)	38
Income taxes receivable/payable	6,564	(1,775)
Net cash provided by operating activities	7,040	10,886
Cash flows from investing activities
Purchases of property and equipment	(3,873)	(301)
Proceeds from sales of property and equipment	137	215
Proceeds from short-term note receivable	1,000	—
Acquisition of business, net of cash acquired	(5,996)	—
Net cash used in investing activities	(8,732)	(86)
Cash flows from financing activities
Equipment note borrowings	1,533	—
Payments on equipment note	(80)	—
Promissory note borrowings	2,955	—
Payments on promissory note	(1,216)	—
Payment of deferred loan cost related to new credit agreement	(683)	—
Payments related to public offering	(2,178)	—
Proceeds from related party note receivable	752	—
Repayment of term note	(89,077)	—
Purchases of treasury stock	—	(175)
Proceeds from issuance of common stock, net of offering costs	151,356	50
Net cash provided by (used in) financing activities	63,362	(125)
Effect of exchange rate changes on cash and cash equivalents	46	675
Net change in cash and cash equivalents	61,716	11,350
Cash and cash equivalents beginning of period	18,275	9,545
Cash and cash equivalents end of period	$79,991	$20,895

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

Initial Public Offering

On April 13, 2017, in connection with the initial public offering of shares of our common stock (“IPO”), our board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation effecting a 3.00 for 1.00 stock split of our issued and outstanding shares of common stock. The stock split was implemented on April 13, 2017 and the par value of the common and preferred stock was not adjusted as a result of the stock split. All other common stock share amounts disclosed in this Form 10-Q have been adjusted to reflect this stock split for all periods presented.

On May 3, 2017, we completed the initial public offering of 9.5 million shares of our common stock, $0.01 par value, at a price to the public of $17.00 per share pursuant to a Registration Statement on Form S-1, as amended (File No. 333-216580) (the “Registration Statement”). The underwriters exercised their option to purchase an additional 1.425 million shares of our common stock from certain selling stockholders and the closing of the over-allotment option occurred on May 3, 2017 concurrently with the closing of the IPO. We received $148.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of $12.6 million. We used a portion of the net proceeds from the IPO to repay our indebtedness under our Credit Facility (see “Note 7. Revolving Line of Credit and Long-Term Debt”) and will use the remainder for general corporate purposes, which may include the payment of costs and expenses associated with the implementation of our business strategy. In addition, in connection with the IPO, our certificate of incorporation was amended and restated to increase our authorized capital stock to consist of 225.0 million shares of common stock, par value $0.01 per share, and 10.0 million shares of preferred stock, par value $0.01 per share.

Recent Accounting Pronouncements

Pronouncements Adopted in 2017

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) No. 2017-09, Scope of Modification Accounting (Topic 718),  which clarifies when to account for a change to the terms and conditions of a share-based payment award as a modification. Under the new guidance, an entity should apply modification accounting unless the modified award has the same fair value, vesting conditions, and classification of equity or liability as the original award. We have elected to early adopt this ASU in the second quarter of 2017. The adoption of this ASU had no material impact on our consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Accounting for Goodwill Impairment (Topic 350). This new standard simplifies the test for goodwill impairment. In the original guidance, an entity is required to perform additional analysis in Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a report unit’s goodwill with the carrying amount of that goodwill. The FASB simplifies the subsequent measurement of goodwill by eliminating Step 2. Instead, under the amendments in this update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with excess carrying value over the fair value recognized as a loss on impairment. In addition, income tax effects from any tax deductible goodwill should be considered in measuring the goodwill impairment loss, if applicable. The amendments in this update are effective for public companies for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted. We elected to adopt the guidance in ASU 2017-04 effective April 1, 2017, and as a result, will apply the new guidance to our annual goodwill impairment tests performed as of December 31, 2017.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify the accounting for share-based payment transactions, including accounting for forfeitures, excess tax benefit/expense, and tax withholding requirements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016. We adopted this guidance on January 1, 2017 and have elected to recognize actual forfeitures when they occur. The adoption did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This standard requires all deferred taxes, along with any related valuation allowance, to be presented as a noncurrent deferred asset or liability. The guidance is effective for fiscal years beginning after December 15, 2016, and includes interim periods within those fiscal years. Early adoption is permitted and the guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet. We adopted this ASU in the first quarter of 2017 on a prospective basis.

Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. For public entities, this guidance will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The objective of the guidance is to reduce the existing diversity in practice related to the presentation and classification of certain cash receipts and cash payments. The guidance addresses eight specific cash flow issues including but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is retrospective for all periods presented. Early adoption is permitted including for interim periods. We are evaluating the provisions of this new accounting guidance, including which period to adopt, and have not determined what impact the adoption will have on our consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326),  which introduces a new impairment model for financial instruments, including trade accounts receivable, that is based on expected credit losses rather than incurred credit losses. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires entities to record a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840, Leases. ASC 842 requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard does not substantially change lessor accounting. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, however, not before fiscal years beginning after December 15, 2016. Subsequent to ASU 2014-09’s issuance, Topic 606 was amended for FASB updates that changed the effective date as well as addressed certain aspects regarding new revenue standards. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which entities expect to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are assessing the impacts of the new standard on our revenues and financial statement disclosures. We have put in place a team, including a third-party consultant, to develop and carry out our implementation plan. The team is currently reviewing our revenue streams, comparing historical accounting policies and practices to the new accounting guidance and finalizing an implementation plan.

Note 2.  Acquisition

On February 1, 2017, we acquired a 50% interest in Repeat Precision, LLC (“Repeat”) for $6.0 million. Historically, the business has been a supplier to NCS. Our strategic purchase of 50% of this business ensures that we have continued access to these services, but more importantly, allows us greater control of the allocation of their capacity, ensuring that we can scale their operations together with ours. In addition, Repeat also markets certain completion products on a wholesale basis, providing an additional revenue opportunity.

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out as a contingent adjustment to the asset purchase price in the amount of $7.0 million, which is included in other long-term liabilities on the balance sheet. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was based on 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until the full amount of the liability has been satisfied. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of operations as a change in fair value of contingent consideration. As of June 30, 2017, the earn-out had a value of $7.8 million. During the three months ended June 30, 2017, we recognized $0.8 million as a  change in fair value of contingent consideration in the condensed consolidated statements of operations related to the change in fair value of the earn-out. The payment, if any, is expected to be paid during the first quarter of 2019 and will not exceed $10.0 million.

As NCS has the controlling voting interest in the joint venture, we accounted for the acquisition as a business combination and included Repeat in our consolidated financial statements from the acquisition date. As a result, the other party’s ownership percentage is presented separately as a non-controlling interest.

The purchase price is allocated to the fair value of assets acquired and liabilities assumed based on a discounted cash flow model and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. The purchase price allocation is preliminary and adjustments to provisional amounts may occur as we continue to analyze information. We have recognized $15.9 million of goodwill as a result of the transaction and expect the full amount to be deductible for tax purposes. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change, however, we do not expect such adjustments to materially change the purchase price allocation. We also incurred acquisition costs of $0.3 million during the first quarter of 2017, which were included in general and administrative expense on our condensed consolidated statements of operations.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration and the assets acquired at the Repeat closing date (in thousands):

Consideration
Cash paid by NCS	$5,996
Earn-out liability recognized	6,958
Total consideration	$12,954
Preliminary purchase price allocation
Other net assets	$174
Property and equipment	5,750
Intangible assets	4,100
Goodwill	15,884
Total assets acquired	$25,908
Less: non-controlling interest	(12,954)
Net assets acquired	$12,954

The unaudited pro forma operating results pursuant to ASC 805 related to the Repeat acquisition have been excluded due to immateriality.

In connection with the Repeat acquisition, we acquired intangible assets in the amount of $4.1 million related to customer relationships. The intangible assets are amortized over their estimated ten year useful lives. Amortization expense for the intangible assets for the Repeat acquisition was $0.1 million and $0.2 million for the three and six months ended June 30, 2017.

Note 3.   Inventories

Inventories consist of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$449	$695
Work in process	360	688
Finished goods	21,573	15,634
	$22,382	$17,017

Note 4.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Land	$2,095	$2,026
Building and improvements	4,748	4,517
Machinery and equipment	10,120	1,983
Computers and software	1,591	1,345
Furniture and fixtures	863	916
Vehicles	3,086	2,475
Service equipment	449	1,964
	22,952	15,226
Less: Accumulated depreciation and amortization	5,347	5,763
	17,605	9,463
Construction in progress	702	296
Property and equipment, net	$18,307	$9,759

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

At December 31, 2016	$122,077
Acquisition	15,884
Currency translation adjustment	3,478
At June 30, 2017	$141,439

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2017
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14	$141,890	$(46,143)	$95,747
Trademark	5	962	(876)	86
In-process research and development	5	36,552	(33,286)	3,266
Customer relationships	10 - 15	16,013	(3,787)	12,226
Noncompete agreements	5	28,893	(26,308)	2,585
Total identifiable intangibles		$224,310	$(110,400)	$113,910

		December 31, 2016
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14	$138,026	$(39,956)	$98,070
Trademark	5	936	(759)	177
In-process research and development	5	35,306	(28,621)	6,685
Customer relationships	15	11,577	(3,128)	8,449
Noncompete agreements	5	28,065	(22,749)	5,316
Total identifiable intangibles		$213,910	$(95,213)	$118,697

Note 6.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll	$3,470	$850
Property and franchise taxes accrual	202	322
Accrual related to public offering	—	1,153
Accrued acquisition related costs	340	618
Accrued other miscellaneous liabilities	737	347
	$4,749	$3,290

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Revolving Line of Credit and Long-Term Debt

Our long-term debt is as follows (in thousands):

	June 30,	December 31,
	2017	2016
Term loan under Prior Senior Secured Credit Facilities	$—	$90,836
Revolving line of credit	—	—
Promissory note	1,739	—
Equipment notes	1,453	—
Total	3,192	90,836
Less debt issuance costs	—	1,670
Total debt, net	3,192	89,166
Less: current portion	(2,059)	(772)
Long-term debt	$1,133	$88,394

The estimated fair value of total debt for the periods ended June 30, 2017 and December 31, 2016 was $1.4 million and $92.8 million, respectively. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

Below is a description of our prior and new credit agreements and other financing arrangements.

Prior Senior Secured Credit Facilities

Effective August 7, 2014, we entered into a credit agreement with a group of financial institutions which was denominated in Canadian dollars (“CAD”) and allowed for a term loan of up to $197.6 million CAD ($180.0 million USD), and a $38.4 million CAD ($35.0 million USD) revolving line of credit of which $5.0 million CAD was available for letters of credit and $5.0 million CAD was available for swingline loans (together, the “Credit Facility”). We entered into Amendment No. 1, effective April 15, 2015, and Amendment No. 2, effective December 22, 2015, which modified the original credit agreement governing the Credit Facility. The modifications changed various defined terms as well as the covenants. These amendments also revised the revolving credit commitment to $27.8 million CAD ($20.0 million USD) and evidenced the prepayment of the Term Loan in an amount of $55.8 million CAD.

The term loan accrued interest at the adjusted base rate or Canadian base rate plus an applicable margin, as defined in the credit agreement governing the Credit Facility, with quarterly interest payments. The term loan was collateralized by certain assets of the Company and guaranteed by certain wholly owned subsidiaries of the Company. The interest on the term loan was payable in quarterly installments. All unpaid principal and interest was scheduled to mature on August 7, 2019. As of December 31, 2016, the term loan had an outstanding balance of $90.8 million. We incurred interest expense of $0.5 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.7 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

The revolving line of credit was collateralized by certain assets of the Company and guaranteed by certain wholly owned subsidiaries of the Company. Interest on the revolving line of credit was payable quarterly at the adjusted base rate or Canadian base rate plus an applicable margin, as defined in the agreement governing the Credit Facility.

Direct costs incurred in connection with the term loan were capitalized and amortized over the term of the debt using the effective interest method. Net fees attributable to the lenders of $1.7 million were presented as a discount to the carrying value of debt as of December 31, 2016. As a result of the payment of the loan in full on May 4, 2017, we wrote off the remainder of the deferred loan costs of $1.4 million as a component of interest expense, net in the condensed consolidated statements of operations during the second quarter of 2017.

In February 2017, to ensure compliance with non-financial covenants per the Credit Facility, we made a $3.0 million term loan prepayment. On May 4, 2017, the term loan was paid in full and terminated using a portion of the proceeds from our IPO and we also entered into a new Amended and Restated Credit Agreement (the “Credit Agreement”).

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). The New Senior Secured Credit Facility will mature on May 4, 2020. At June 30, 2017, we had no outstanding indebtedness under the New Senior Secured Credit Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on our leverage ratio.

The obligations of the U.S. Borrower under the U.S. Facility are guaranteed by the Parent Guarantors and each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. The obligations of the Canadian Borrower under the Canadian Facility are guaranteed by the Parent Guarantors, the U.S. Borrower and each of the future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower, the Canadian Borrower and such subsidiary guarantors, if any, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. As of June 30, 2017, we were in compliance with these covenants. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable, The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Direct costs of $0.7 million were incurred in connection with the New Senior Secured Credit Facility. The costs were capitalized as an asset as there are currently no borrowings under the New Senior Secured Credit Facility. The costs are being amortized over the term of the credit facilities using the straight line method. Amortization expense of the deferred financing charges of $40 thousand were included in interest expense, net for the three months ended June 30, 2017.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

In connection with the acquisition, Repeat entered into a promissory note with Security State Bank & Trust, Fredericksburg on February 27, 2017, for an aggregate borrowing capacity of $3.8 million. The promissory note is secured against equipment, inventory and receivables. It bears interest at a variable interest rate based on prime plus 1% and matures on February 27, 2018. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of June 30, 2017, the outstanding balance on the promissory note was $1.7 million.

Equipment Notes

In February 2017, Repeat entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg also in connection with the acquisition. The equipment note bears interest at prime plus 1%, matures on February 27, 2021 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of June 30, 2017, the outstanding balance on the equipment note was $0.7 million.

In April 2017, Repeat entered into another equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1%, matures on December 21, 2018 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of June 30, 2017, the outstanding balance on the equipment note was $0.8 million.

Note 8.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, product liability and employee matters.

Our management currently does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income (expense), net in our condensed consolidated statements of operations for the six months ended June 30, 2017.

Note 9.  Stockholders’ Equity

As disclosed in “Note 1. Basis of Presentation”, on April 13, 2017 our board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation effecting a 3.00 for 1.00 stock split of our issued and outstanding shares of common stock. The stock split was implemented on April 13, 2017. The par value of the common and preferred stock was not adjusted as a result of the stock split. All other issued and outstanding shares and per share amounts included in the accompanying financial statements have been adjusted to reflect this stock split for all periods presented.

On April 27, 2017, our certificate of incorporation was amended and restated and the number of shares of common stock authorized to be issued by the Company was increased from 54.0 million to 225.0 million and the number of our authorized shares of preferred stock was increased from one share to 10.0 million shares. As of June 30, 2017 and December 31, 2016,  one share of preferred stock, designated as the “Special Voting Share” in our amended and restated certificate of incorporation, was issued and outstanding.

The holders of common stock are entitled to one vote for each share of common stock held. The holder of the Special Voting Share shall be entitled to vote on all matters that a holder of common stock is entitled to vote on and shall be entitled to cast a number of votes equal to the number of exchangeable shares of NCS Multistage, Inc. (“NCS Canada”), a subsidiary of the Company, then outstanding that are not owned by us, multiplied by the exchange ratio (as defined in the articles of incorporation of NCS Canada). In connection with our stock split, the exchange ratio was adjusted to three from one. As of December 31, 2016, the number of shares of common stock issuable for the exchangeable shares totaled 1,819,247 and was held by the preferred stockholder. On May 3, 2017, the preferred stockholder sold shares of our common stock in our initial public offering, which reduced the number of shares of common stock issuable for the exchangeable shares. As of June 30, 2017, the number of shares of common stock issuable for the exchangeable shares totaled 1,769,247. The holders of common stock are entitled to receive dividends as declared from time-to-time by our board of

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

directors. The holder of the Special Voting Share is not entitled to receive dividends. No dividends were declared during the periods ended June 30, 2017 or December 31, 2016.

Note 10.  Share-Based Compensation

In connection with the IPO, certain options that were to vest only in connection with a change of control (the “Liquidity Awards”) were amended to provide that such awards will vest in three equal installments on each of the first three anniversaries of the consummation of our IPO, which occurred on May 3, 2017, subject to certain requirements including, as applicable, the recipient’s continued employment on the vesting date. The Liquidity Awards are still subject to accelerated vesting upon a company sale, as defined in our 2012 Equity Incentive Plan.

As a result of the modification, we estimated the fair value of the Liquidity Awards on April 27, 2017, the amendment date, using the Black-Scholes option-pricing model, which required estimates of key assumptions based on both historical information and management judgment regarding market factors and trends. The weighted average assumptions used to estimate the fair value of the Liquidity Awards were as follows:

Expected volatility	44.4%
Average risk free interest rate	1.7%
Expected term (in years)	4.6
Expected dividends	0.0%

As of April 27, 2017, the total unamortized compensation expense was valued at $17.2 million compared to $10.1 million at December 31, 2016. The unamortized compensation expense of the Liquidity Awards will be recognized over a period of three years from the date of the modification.

The total share-based compensation expense for all awards was $1.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Note 11.  Income Taxes

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

We recorded a tax (benefit) of $(0.9) million and $(3.7) million for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, our effective tax rates were (15.3)% and (29.9)%, respectively. For the six months ended June 30, 2017 and 2016, we recorded a tax expense (benefit) of $1.2 million and $(7.1) million, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 43.7% and (29.9)%, respectively. The primary difference in these effective tax rates was due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. We changed our assertion during the first quarter of 2017 that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt. The excess proceeds from the IPO leaves cash available in the U.S. without requiring cash from foreign operations. Our effective tax rate for the three months ended June 30, 2017 was also impacted by a $0.5 million tax expense recorded for provision to return estimates as a result of the filing of prior year Canadian tax returns.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income (expense), net in the condensed consolidated statements of operations and recognized $2 thousand and $6 thousand for the six months ended June 30, 2017 and 2016, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  (Loss) Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating (loss) earnings per common share from net (loss) income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator—Basic
Net (loss) income	$(4,745)	$(8,590)	$1,603	$(16,716)
Less: income attributable to participating shares	—	—	(74)	—
Add: loss attributable to non-controlling interest	254	—	456	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Basic	$(4,491)	$(8,590)	1,985	(16,716)

Numerator—Diluted
Net (loss) income	$(4,745)	$(8,590)	$1,603	$(16,716)
Add: loss attributable to non-controlling interest	254	—	456	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Diluted	$(4,491)	$(8,590)	$2,059	$(16,716)

Denominator
Basic weighted average number of shares	40,198	34,001	37,119	34,010
Exchangeable shares for common stock	—	—	1,803	—
Dilutive effect of other equity awards	—	—	1,266	—
Diluted weighted average number of shares	40,198	34,001	40,188	34,010

(Loss) earnings per common share
Basic	$(0.11)	$(0.25)	$0.05	$(0.49)
Diluted	$(0.11)	$(0.25)	$0.05	$(0.49)

Note 13.  Related Party Transactions

As of December 31, 2016, we held a long-term note receivable in the amount of $0.8 million due from a related party. During the first quarter of 2017, the long-term note receivable was paid in full. We also purchased services and grease from a related party in the amount of $17 thousand for the three months ended June 30, 2016 and $21 thousand and $49 thousand for the six months ended June 30, 2017 and 2016, respectively.  We had no purchases from a related party for the three months ended June 30, 2017.  On May 3, 2017, the preferred stockholder, a related party, sold 50,000 shares of our common stock in our initial public offering. See “Note 9. Stockholders’ Equity”.

Note 14.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Subsequent Events

Employee Stock Purchase Plan

On August 3, 2017, our board of directors adopted the Company’s Employee Stock Purchase Plan (the “U.S. ESPP”) and an employee stock purchase plan specifically applicable to non-U.S. employees on substantially the same terms as the ESPP (the “Non-U.S. ESPP” and together with the U.S. ESPP, the “ESPP”). There are an aggregate of 2.0 million shares of our common stock reserved for issuance and sale pursuant to the ESPP. The first offering period under our ESPP is expected to begin on or about October 16, 2017 and will end on December 31, 2018 and future offering periods are expected to span a calendar year. The ESPP allows eligible employees to contribute, subject to any other plan limitations, up to 18% of their base salary, up to a maximum of $25 thousand per calendar year ($50 thousand for the first offering period), toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The U.S. ESPP is designed to be qualified under Section 423 of the Internal Revenue Code.

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

Our primary offering is our Multistage Unlimited family of completion products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our Multistage Unlimited products and services are typically utilized in cemented wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Our Multistage Unlimited products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

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

Over the past several years, North American E&P companies have been able to reduce their cost structures in response to lower oil and natural gas prices and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The average U.S. land rig count improved from 398 in the second quarter of 2016 to 874 in the second quarter of 2017, while the average rig count in Canada increased from 47 in the second quarter of 2016 to 116 in the second quarter of 2017. Over this time, the demand for our products and services has also increased.

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to below $43 per barrel in June 2017. Sustained declines in commodity prices, combined with potential increases in the cost of drilling and completing wells resulting from high utilization in certain oilfield services categories could lead North America E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per bbl)	Brent Crude (per bbl)	Henry Hub Natural Gas (per mmBtu)
6/30/2016	$45.46	$45.57	$2.15
9/30/2016	44.85	45.80	2.88
12/31/2016	49.14	49.11	3.04
3/31/2017	51.62	53.59	3.02
6/30/2017	48.10	49.55	3.08

Listed below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the second quarter of 2016, as provided by Baker Hughes, a GE company:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2016	398	47	445
9/30/2016	461	119	580
12/31/2016	567	180	747
3/31/2017	722	294	1,016
6/30/2017	874	116	990

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

How We Generate Revenues

We derive the majority of our revenues from the sale of our Multistage Unlimited products and the provision of related services. The remainder of our revenues are generated from sales of our AirLock casing buoyancy system, our liner hanger systems and services provided by Anderson Thompson Reservoir Strategies. Our joint venture, Repeat Precision, LLC, or Repeat, generates revenue through the provision of third-party manufacturing services and the sale of composite bridge plugs.

Product sales represented 79.8% and 77.5% of our revenue for the three months ended June 30, 2017 and 2016, respectively, and 78.5% and 75.5% for the six months ended June 30, 2017 and 2016, respectively. We offer two primary models of sliding sleeves: our MultiCycle sliding sleeves and our GripShift sliding sleeves. Our MultiCycle sliding sleeves are sold at a higher price per sleeve as compared to our GripShift sliding sleeves, reflecting the additional features they incorporate. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our sliding sleeves. We occasionally supply our customers with large orders that may be filled on negotiated terms. Tool charges and related services (which are classified together as “services” in our financial results) represented 20.2% and 22.5% of our revenues for the three months ended June 30, 2017 and 2016, respectively, and 21.5% and 24.5% for the six months ended June 30, 2017 and 2016, respectively. Tool charges and related services relate to agreed rates we charge to our customers for the provision of our downhole frac isolation assembly and our personnel.

During periods of low drilling and well completion activity we will, in certain instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves and the provision of our services.

For the three months ended June 30, 2017 and 2016, approximately 45% and 63%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. For the six months ended June 30, 2017 and 2016, approximately 61% and 74%, respectively, of our revenues were attributable to our Canadian sales. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. During the first quarter of 2017, we entered into our joint venture, Repeat, which we believe will allow us to reduce our costs for certain product categories. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory.

Our selling, general and administrative (“SG&A”) expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as all of our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. As a result of being a public company, our legal, accounting and other expenses have increased and will further increase for costs associated with our compliance with the Sarbanes-Oxley Act.

Results of Operations

The following table summarizes our revenues and expenses for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Product sales	$29,397	$8,747	$74,971	$25,959
Services	7,460	2,534	20,522	8,429
Total revenues	36,857	11,281	95,493	34,388
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	15,733	4,936	40,448	14,485
Cost of services, exclusive of depreciation and amortization expense shown below	3,152	1,553	7,791	4,699
Total cost of sales, exclusive of depreciation and amortization expense shown below	18,885	6,489	48,239	19,184
Selling, general and administrative expenses	16,163	8,417	28,935	16,872
Depreciation	678	450	1,242	902
Amortization	5,973	6,092	11,995	11,863
Change in fair value of contingent consideration	767	—	767	—
(Loss) income from operations	(5,609)	(10,167)	4,315	(14,433)
Other income (expense)
Interest expense, net	(2,007)	(1,590)	(3,516)	(3,056)
Other income (expense), net	64	(37)	1,038	(11)
Foreign currency exchange gain (loss)	1,952	(451)	1,011	(6,329)
Total other income (expense)	9	(2,078)	(1,467)	(9,396)
(Loss) income before income tax	(5,600)	(12,245)	2,848	(23,829)
Income tax (benefit) expense	(855)	(3,655)	1,245	(7,113)
Net (loss) income	(4,745)	(8,590)	1,603	(16,716)
Net loss attributable to non-controlling interest	254	—	456	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,491)	$(8,590)	$2,059	$(16,716)

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Revenues

Revenues were $36.9 million for the three months ended June 30, 2017 as compared to $11.3 million for the three months ended June 30, 2016. This increase was primarily attributable to an increase in the volume of sales of our completions products and services  due to higher customer drilling and well completion activity as a result of an improved commodity price environment in the second quarter of 2017 as compared to the second quarter of 2016, as well as an increase in the percentage of revenue derived from the U.S. and the Canadian Deep Basin, which exhibit less seasonality. Product sales for the three months ended June 30, 2017 were $29.4 million as compared to $8.7 million for the three months ended June 30, 2016. Our service revenue was $7.5 million for the three months ended June 30, 2017 as compared to $2.5 million for the three months ended June 30, 2016.

Cost of sales

Cost of sales was $18.9 million, or 51.2% of revenues, for the three months ended June 30, 2017 as compared to $6.5 million, or 57.5% of revenues, for the three months ended June 30, 2016. The increase in cost of sales was primarily a result of a higher number of wells completed and a higher volume of product sales. Cost of sales were a lower percentage of revenues due to the higher volume of well completions and sliding sleeve and AirLock sales, resulting in greater absorption of fixed costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.2 million for the three months ended June 30, 2017 as compared to $8.4 million for the three months ended June 30, 2016. The increase was the direct result of headcount additions in all functional areas. In addition, there were significant additional expenses incurred related to our initial public offering process, subsequent costs related to operating as a public company and an increase in share-based compensation related to amendments to our Liquidity Awards.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $0.8 million for the three months ended June 30, 2017 due to the $0.8 million increase in the fair value of the earn-out associated with the Repeat acquisition.

Interest expense, net

Interest expense, net was $2.0 million for the three months ended June 30, 2017 as compared to $1.6 million for the three months ended June 30, 2016. The increase in interest expense, net was primarily a result of the write-off of the remaining loan fees of $1.4 million associated with the prepayment of the term loan in May 2017 by using a portion of the proceeds from our IPO. This increase was partially offset by lower interest expense as a result of paying our term loan in full.

Foreign currency exchange gain (loss)

Foreign currency exchange gain was $2.0 million for the three months ended June 30, 2017 as compared to a loss of $(0.5) million for the three months ended June 30, 2016. The change was primarily due to the impact of the retirement of our foreign currency denominated debt and changes in the foreign currency exchange rates between the periods.

Income tax (benefit)

Income tax (benefit) was $(0.9) million for the three months ended June 30, 2017 as compared to $(3.7) million for the three months ended June 30, 2016. For the three months ended June 30, 2017 and 2016 our effective income tax rates were (15.3)% and (29.9)%, respectively. The primary difference in these effective tax rates was due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. We changed our assertion during the first quarter of 2017 that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt. The excess proceeds from the IPO leaves cash available in the U.S. without requiring cash from foreign operations. Our effective tax rate for the three months ended June 30, 2017 was also impacted by a $0.5 million tax expense recorded for provision to return estimates as a result of the filing of prior year Canadian tax returns.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile until the market stabilizes.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Revenues

Revenues were $95.5 million for the six months ended June 30, 2017 as compared to $34.4 million for the six months ended June 30, 2016. This increase was primarily attributable to an increase in volume of sales of our completions products and services due to higher drilling and well completion activity as a result of an improved commodity price environment in the six months of 2017 as compared to the six months of 2016 as well as an increase in the percentage of revenue derived from the U.S. and the Canadian Deep Basin, which exhibit less seasonality. Product sales for the six months ended June 30, 2017 were $75.0 million, as compared to $26.0 million for the six months ended June 30, 2016. Our service revenue was $20.5 million for the six months ended June 30, 2017 as compared to $8.4 million for the six months ended June 30, 2016.

Cost of sales

Cost of sales was $48.2 million, or 50.5% of revenues, for the six months ended June 30, 2017 as compared to $19.2 million, or 55.8% of revenues, for the six months ended June 30, 2016. The increase in cost of sales was primarily a result of a higher number of wells completed and a higher volume of product sales. Cost of sales were a lower percentage of revenues due to the higher volume of well completions and sliding sleeve and AirLock sales, resulting in greater absorption of fixed costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $28.9 million for the six months ended June 30, 2017 as compared to $16.9 million for the six months ended June 30, 2016. The increase was the direct result of headcount additions in all functional areas. In addition, there were significant additional expenses incurred related to our initial public offering process,  subsequent costs related to operating  as a  public company and an increase in share-based compensation related to amendments to our Liquidity Awards.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $0.8 million for the six months ended June 30, 2017 due to the $0.8 million increase in the fair value of the earn-out associated with the Repeat acquisition.

Interest expense, net

Interest expense, net was $3.5 million for the six months ended June 30, 2017 as compared to $3.1 million for the six months ended June 30, 2016. The increase in interest expense, net was primarily a result of the write-off of the remaining loan fees of $1.4 million associated with the prepayment of the term loan in May 2017 by using a portion of the proceeds from our IPO. This increase was partially offset by lower interest expense as a result of paying our term loan in full.

Other income (expense), net

Other income (expense), net was $1.0 million for the six months ended June 30, 2017 as compared to $(11) thousand for the six months ended June 30, 2016.  Other income (expense), net was higher primarily due to the receipt of $0.9 million from an arbitration case that was decided in our favor in February 2017.

Foreign currency exchange gain (loss)

Foreign currency exchange gain was $1.0 million for the six months ended June 30, 2017 as compared to a loss of $(6.3) million for the six months ended June 30, 2016. The change was primarily due to the impact of the retirement of our foreign currency denominated debt and changes in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense was $1.2 million for the six months ended June 30, 2017 as compared to a  benefit of $(7.1) million for the six months ended June 30, 2016. For the six months ended June 30, 2017 and 2016 our effective income tax rates were 43.7% and (29.9)%, respectively. The primary difference in these effective tax rates was due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. We changed our assertion during the first quarter of 2017 that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt. The excess proceeds from the IPO leaves cash available in the U.S. without requiring cash from foreign operations. Our effective tax rate was also impacted by a $0.5 million tax expense recorded in the second quarter of 2017 for provision to return estimates as a result of the filing of prior year Canadian tax returns.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile until the market stabilizes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our New Senior Secured Credit Facility. As of June 30, 2017, we had cash and cash equivalents of $80.0 million and availability under the New Senior Secured Credit Facility of $50.0 million. Our total indebtedness was $3.2 million as of June 30, 2017.

Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions. On February 1, 2017, we contributed $6.0 million in exchange for a 50% interest in a joint venture, Repeat, which was funded from available cash. Concurrent with entering into the joint venture, we made a $3.0 million Prior Term Loan prepayment, also funded from available cash, and the previous owner of the 50% interest repaid in full a $1.0 million promissory note to us.

On May 3, 2017, we completed our initial public offering of 9.5 million shares of our common stock at a price to the public of $17.00 per share. The underwriters exercised their option to purchase an additional 1.425 million shares of our common stock from certain selling stockholders and the closing of the over-allotment option occurred on May 3, 2017 concurrently with the closing of the IPO. We received $148.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. We used a portion of the net proceeds from the IPO to repay our remaining indebtedness under our Prior Term Loan and will use the remainder for general corporate purposes, which may include the payment of costs and expenses associated with the implementation of our business strategy.

Our capital expenditures for the six months ended June 30, 2017 and 2016 were $3.9 million and $0.3 million, respectively. We plan to incur $6.0 million to $8.0 million in capital expenditures in 2017, which includes our estimated 2017 spending for our research and development facility described below.  We expect to make investments in our owned facility in Canada to create a research and development facility for product development as well as to further demonstrate the capabilities and benefits of our products to our customers. We estimate total spending for the project to be approximately 11 million Canadian dollars, which we expect to incur over the remainder of 2017 and 2018. We believe our cash on hand, cash flows from operations and potential borrowings under our New Senior Secured Credit Facility, will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$7,040	$10,886
Net cash used in investing activities	(8,732)	(86)
Net cash provided by (used in) financing activities	63,362	(125)
Effect of exchange rate changes on cash and cash equivalents	46	675
Net change in cash and cash equivalents	$61,716	$11,350

Operating Activities

Net cash provided by operating activities was $7.0 million and $10.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in 2017 was primarily related to increases in accounts receivable and inventories. The decrease was partially offset by increases in accounts payable and income taxes payable and higher net income, net of the foreign exchange (gain) loss on financing items, as a result of increased business activity.

Investing Activities

Net cash used in investing activities was $8.7 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash used in investing activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily was due to the $6.0 million funding of a 50% interest in a joint venture and $3.6 million of additional capital expenditures partially offset by  a $1.0 million note receivable repayment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2017 was $63.4 million as compared to net cash used in financing activities of $(0.1) million for the six months ended June 30, 2016. The cash provided by financing activities for the six months ended June 30, 2017 primarily related to the net proceeds of $151.4 million from our IPO, which was partially offset by the $89.1 million of note repayments of the Prior Term Loan under our Prior Senior Secured Credit Facilities.

Financing Arrangements

Prior Senior Secured Credit Facilities

On August 7, 2014, Pioneer Investment, Inc. (the “Borrower”) and Pioneer Intermediate, Inc. (the “Parent Borrower”), each of our wholly owned subsidiaries along with certain of their subsidiaries entered into senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of a term loan in the original principal amount of

$197.6 million CAD (the “Prior Term Loan”) and a $27.8 million CAD revolving credit facility (the “Prior Revolving Credit Facility”), of which $5.0 million CAD was available for letters of credit and $5.0 million CAD was available for swingline loans. In connection with the IPO, we repaid all outstanding indebtedness under the Prior Term Loan. See “Note 7. Revolving Line of Credit and Long-Term Debt” to our unaudited condensed consolidated financial statements for additional details of our Prior Senior Secured Credit Facilities.

New Senior Secured Credit Facility

On May 4, 2017,  we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Pioneer Investment, Inc., as borrower (the “U.S. Borrower”), NCS Multistage Inc., as borrower (the “Canadian Borrower”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”) and the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “New Senior Secured Credit Facility”).

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). The New Senior Secured Credit Facility will mature on May 4, 2020. At June 30, 2017, we had no outstanding indebtedness under the New Senior Secured Credit Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on our leverage ratio.

The obligations of the U.S. Borrower under the U.S. Facility are guaranteed by the Parent Guarantors and each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. The obligations of the Canadian Borrower under the Canadian Facility are guaranteed by the Parent Guarantors, the U.S. Borrower and each of the future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower, the Canadian Borrower and such subsidiary guarantors, if any, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. As of June 30, 2017, we were in compliance with these covenants. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility. If the debt under the New Senior Secured Credit Facility were to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Common Stock Offering

On May 3, 2017, we sold 9.5 million shares of our common stock in a public offering at a price to the public of $17.00 per share. We used the proceeds of $148.9 million, net of underwriting discounts and other offering expenses,  to repay indebtedness under our Prior Senior Secured Credit Facilities and the remainder for general corporate purposes, which may include the payment of costs and expenses associated with the implementation of our business strategy. In addition, on  May 3, 2017, certain selling stockholders identified in the Prospectus sold 1.425 million of their shares of our common stock in a public offering pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. We did not receive any proceeds from the sale of shares by the selling stockholders.

Contractual Obligations

Except for the repayment of all outstanding indebtedness under the Prior Term Loan and the earn-out for the Repeat acquisition as discussed in “Note 2. Acquisition” in our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments disclosed in the Prospectus.

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

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues are derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than U.S. dollars. The revenues attributable to our operations in Canada were approximately 45% and 63% during the three months ended June 30, 2017 and 2016, respectively, and were approximately 61% and 74% for the six months ended June 30, 2017 and 2016, respectively. We indirectly hedged our exposure to adverse changes in foreign currency exchange rates by having our Prior Senior Secured Credit Facilities denominated in Canadian dollars, which allowed us to have a significant amount of our fixed costs related to interest and principal payments denominated in Canadian dollars. On May 4, 2017, we repaid the Prior Term Loan under our Prior Senior Secured Credit Facilities in full and entered into a New Senior Secured Facility, which included a U.S. Facility and a Canadian Facility. We also may use foreign currency forward exchange contracts to hedge our future exposure to the Canadian dollar.

Interest Rate Risk

We were exposed to interest rate risk through our Prior Revolving Credit Facility and the Prior Term Loan under our Prior Senior Secured Credit Facilities. We repaid the Prior Term Loan under our Prior Senior Secured Credit Facilities on May 4, 2017 and entered into our New Senior Secured Credit Facility, which is also subject to variable interest rates. The New Senior Secured Credit Facility consists of a U.S. Facility and a Canadian Facility. As of June 30, 2017, we had no borrowings outstanding under our New Senior Secured Credit Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and will bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and will bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian

(U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on our leverage ratio.

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

We have begun to remediate and plan to further remediate these material weaknesses primarily by implementing additional review procedures within the accounting and finance department, hiring additional staff and, if appropriate, engaging external accounting experts with the appropriate knowledge to supplement our internal resources in our computation and review processes. These actions and planned actions are subject to ongoing management review and the oversight of our board of directors. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Additionally, our reporting obligations as a public company could place a strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, product liability and employee matters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds of Public Offering of Common Stock

On May 3, 2017, we completed our IPO of 9.5 million shares of common stock at a price to the public of $17.00 per share. In addition, on May 3, 2017, certain selling stockholders identified in the Prospectus sold 1.425 million of their shares of our common stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. We will not receive any proceeds from the sale of shares by the selling stockholders. The offer and sale of all the shares of common stock in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-216580), which was declared effective by the SEC on April 27, 2017. Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC acted as the representatives of the underwriters. We raised $148.9 million in net proceeds from the offering, after deducting underwriting discounts of $10.1 million and other offering expenses of $2.5 million. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates. We used a portion of the net proceeds from the IPO to repay our indebtedness under our Prior Senior Secured Credit Facilities. After the repayment of indebtedness under our Prior Senior Secured Credit Facilities, we currently intend to use the remaining net proceeds from the IPO for general corporate purposes, which may include the payment of costs and expenses associated with the implementation of our business strategy.

Item 6.  Exhibits

Exhibit
No.		Description
10.1

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Robert Nipper, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2017).

10.2

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2017).

	10.3	Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2017).
10.4

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Wade Bitter, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 9, 2017).

	10.5	Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan for executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 9, 2017).
	10.6	Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executive officers (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on August 9, 2017).
*	10.7	Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executive officers.
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017	NCS Multistage Holdings, Inc.

	By:	/s/ Robert Nipper
Robert Nipper
Chief Executive Officer

(Principal Executive Officer and Authorized
Signatory)