Form 10-Q
period 2017-09-30
NCS Multistage Holdings, Inc.
filed 2017-11-14
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, there were 43,911,636 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$20,222	$18,275
Accounts receivable—trade, net	55,174	32,116
Inventories	35,529	17,017
Prepaid expenses and other current assets	1,358	2,445
Other current receivables	2,621	3,053
Deferred income taxes, net	—	2,116
Total current assets	114,904	75,022
Noncurrent assets
Property and equipment, net	23,906	9,759
Goodwill	185,339	122,077
Identifiable intangibles, net	142,966	118,697
Deposits and other assets	1,682	1,272
Total noncurrent assets	353,893	251,805
Total assets	$468,797	$326,827
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$10,485	$10,258
Accrued expenses	7,374	3,290
Income taxes payable	11,656	—
Other current liabilities	1,960	3,223
Current maturities of long-term debt	3,204	772
Total current liabilities	34,679	17,543
Noncurrent liabilities
Long-term debt, less current maturities	21,051	88,394
Other long-term liabilities	10,226	717
Deferred income taxes, net	30,436	42,695
Total noncurrent liabilities	61,713	131,806
Total liabilities	96,392	149,349
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 1 share authorized, issued, and outstanding at
September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 43,929,984 shares issued and 43,911,636 shares outstanding at September 30, 2017 and 54,000,000 shares authorized,
34,024,326 shares issued and 34,005,978 shares outstanding at December 31, 2016	439	340
Additional paid-in capital	397,199	237,566
Accumulated other comprehensive loss	(64,918)	(82,015)
Retained earnings	27,207	21,762
Treasury stock, at cost; 18,348 shares at September 30, 2017 and at December 31, 2016	(175)	(175)
Total stockholders’ equity	359,752	177,478
Non-controlling interest	12,653	—
Total equity	372,405	177,478
Total liabilities and stockholders' equity	$468,797	$326,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Product sales	$39,391	$21,346	$114,362	$47,305
Services	16,566	7,304	37,088	15,733
Total revenues	55,957	28,650	151,450	63,038
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,326	11,013	59,774	25,498
Cost of services, exclusive of depreciation and amortization expense shown below	6,632	3,700	14,423	8,399
Total cost of sales, exclusive of depreciation and amortization expense shown below	25,958	14,713	74,197	33,897
Selling, general and administrative expenses	17,637	8,491	46,572	25,363
Depreciation	812	433	2,054	1,335
Amortization	6,486	6,030	18,481	17,893
Change in fair value of contingent consideration	(182)	—	585	—
Income (loss) from operations	5,246	(1,017)	9,561	(15,450)
Other income (expense)
Interest expense, net	(235)	(1,682)	(3,751)	(4,739)
Other income (expense), net	94	(18)	1,132	(29)
Foreign currency exchange (loss) gain	(787)	1,615	224	(4,714)
Total other expense	(928)	(85)	(2,395)	(9,482)
Income (loss) before income tax	4,318	(1,102)	7,166	(24,932)
Income tax expense (benefit)	777	(822)	2,022	(7,935)
Net income (loss)	3,541	(280)	5,144	(16,997)
Net income (loss) attributable to non-controlling interest	155	—	(301)	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$3,386	$(280)	$5,445	$(16,997)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.07	$(0.01)	$0.13	$(0.50)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.07	$(0.01)	$0.13	$(0.50)
Weighted average common shares outstanding
Basic	43,676	34,005	39,329	34,008
Diluted	47,119	34,005	42,537	34,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$3,541	$(280)	$5,144	$(16,997)
Foreign currency translation adjustments, net of tax of $0	9,504	(3,642)	17,097	11,682
Comprehensive income (loss)	13,045	(3,922)	22,241	(5,315)
Less: Comprehensive income (loss) attributable to non-controlling interest	155	—	(301)	—
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$12,890	$(3,922)	$22,542	$(5,315)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2017
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2016	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	18,348	$(175)	$—	$177,478
Acquisitions	—	—	355,658	4	6,903	—	—	—	—	12,954	19,861
Share-based compensation	—	—	—	—	3,889	—	—	—	—	—	3,889
Net income (loss)	—	—	—	—	—	—	5,445	—	—	(301)	5,144
Issuance of common stock upon IPO, net of offering costs	—	—	9,550,000	95	148,841	—	—	—	—	—	148,936
Currency translation adjustment	—	—	—	—	—	17,097	—	—	—	—	17,097
Balances as of September 30, 2017	1	$—	43,929,984	$439	$397,199	$(64,918)	$27,207	18,348	$(175)	$12,653	$372,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$5,144	$(16,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,535	19,228
Amortization of deferred loan cost	360	545
Share-based compensation	3,889	1,006
Provision for inventory obsolescence	—	600
Deferred income tax benefit	(12,902)	(7,630)
(Gain) loss on sale of property and equipment	(40)	57
Foreign exchange (gain) loss on financing item	(1,760)	4,640
Write-off of deferred loan costs	1,422	—
Change in fair value of contingent consideration	585	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(16,101)	1,862
Inventories	(12,690)	2,756
Prepaid expenses and other assets	(169)	(30)
Accounts payable—trade	(983)	745
Accrued expenses	3,531	622
Other liabilities	129	(138)
Income taxes receivable/payable	11,919	(130)
Net cash provided by operating activities	2,869	7,136
Cash flows from investing activities
Purchases of property and equipment	(5,332)	(434)
Proceeds from sales of property and equipment	181	231
Proceeds (funding) of short-term note receivable	1,000	(1,000)
Acquisitions of businesses, net of cash acquired	(80,928)	—
Net cash used in investing activities	(85,079)	(1,203)
Cash flows from financing activities
Equipment note borrowings	1,533	—
Payments on equipment note	(158)	—
Promissory note borrowings	6,541	—
Payments on promissory note	(3,661)	—
Line of credit borrowings	20,000	—
Payment of deferred loan cost related to new credit agreement	(971)	—
Payments related to public offering	(2,178)	—
Proceeds from related party note receivable	752	—
Repayment of term note	(89,077)	—
Purchases of treasury stock	—	(175)
Proceeds from issuance of common stock, net of offering costs	151,356	102
Net cash provided by (used in) financing activities	84,137	(73)
Effect of exchange rate changes on cash and cash equivalents	20	679
Net change in cash and cash equivalents	1,947	6,539
Cash and cash equivalents beginning of period	18,275	9,545
Cash and cash equivalents end of period	$20,222	$16,084
Noncash investing and financing activities
Issuance of common stock for business acquisition	$6,907	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., through its wholly owned subsidiaries and subsidiaries for which we have a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we” or “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through service facilities principally located in Houston, Midland and Corpus Christi, Texas; Tulsa and Oklahoma City, Oklahoma; and Calgary, Red Deer, Grande Prairie and Estevan, Canada. We changed our name from Pioneer Super Holdings, Inc. to NCS Multistage Holdings, Inc. on December 13, 2016.

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

On May 3, 2017, we completed the initial public offering of 9.5 million shares of our common stock, $0.01 par value, at a price to the public of $17.00 per share pursuant to a Registration Statement on Form S-1, as amended (File No. 333-216580) (the “Registration Statement”). The underwriters exercised their option to purchase an additional 1.425 million shares of our common stock from certain selling stockholders and the closing of the over-allotment option occurred on May 3, 2017 concurrently with the closing of the IPO. We received $148.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of $12.6 million. We used a portion of the net proceeds from the IPO to repay our indebtedness under our Prior Senior Secured Credit Facilities (see “Note 7. Debt”). After the repayment of indebtedness under our Prior Senior Secured Credit Facilities, we used the remaining net proceeds from the IPO to acquire Spectrum Tracer Services, LLC, an Oklahoma limited liability company (“Spectrum”), on August 31, 2017. In addition, in connection with the IPO, our certificate of incorporation was amended and restated to increase our authorized capital stock to consist of 225.0 million shares of common stock, par value $0.01 per share, and 10.0 million shares of preferred stock, par value $0.01 per share.

Summary of New Significant Accounting Policies

Business combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest in the acquiree based on their fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets.

Costs related to the acquisition, other than those associated with the issuance of debt or equity securities, that we incur in connection with a business combination are expensed as incurred.

Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period with changes in fair value recognized in earnings until the contingent consideration is settled.

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). We measure all share-based compensation awards at fair value on the date they are granted and recognize the compensation expense in the financial statements over the requisite period. Fair value of the share-based compensation was measured using the fair value of the common stock for restricted stock units and the Black-Scholes model for options. We also have an employee stock purchase plan, which allows eligible employees to purchase shares of our common stock. The purchase price of the stock will be 85% of the lower of the stock price at the beginning or end of the plan period. The fair value of the employees’ purchase rights under the employee stock purchase plan will be estimated using the Black-Scholes model. The Black-Scholes model for both options and the shares purchased under the employee stock purchase plan requires assumptions and estimates for inputs, especially the estimate of volatility, that affect the resultant values and hence the amount of compensation expense recognized. Prior to our IPO, we were a private company. Therefore, we estimated our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price.

Recent Accounting Pronouncements

Pronouncements Adopted in 2017

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718),  which clarifies when to account for a change to the terms and conditions of a share-based payment award as a modification. Under the new guidance, an entity should apply modification accounting unless the modified award has the same fair value, vesting conditions, and classification of equity or liability as the original award. We have elected to early adopt this ASU in the second quarter of 2017. The adoption of this ASU had no material impact on our consolidated financial statements.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, however, not before fiscal years beginning after December 15, 2016. Subsequent to ASU 2014-09’s issuance, Topic 606 was amended for FASB updates that changed the effective date as well as addressed certain aspects regarding new revenue standards. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which entities expect to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are assessing the impacts of the new standard on our revenues and financial statement disclosures. We put in place a team during the second quarter of 2017, including a third-party consultant, to develop and carry out our implementation plan. The team has reviewed our revenue streams, compared our historical accounting policies and practices to the new accounting guidance and continues to finalize our application of the new standard. Following the acquisitions of Spectrum and Repeat Precision, LLC (“Repeat Precision”), we are incorporating an analysis of their revenue streams and accounting policies into our implementation plan.

Note 2.  Acquisitions

Spectrum Tracer Services

On August 31, 2017, we acquired 100% of the equity interests in Spectrum in exchange for approximately $83 million, subject to certain adjustments, which was comprised of (i) approximately $76 million in cash and (ii) 0.4 million shares of our common stock using a fair market value of $19.42 per share. The cash portion was funded with available cash and borrowings under our New Senior Secured Credit Facility. We believe Spectrum’s tracer diagnostics services will strengthen our ability to provide our customers with actionable data and analysis to optimize oil and natural gas well completions and field development strategies.

The acquisition of Spectrum includes an earn-out provision that could provide up to $12.5 million in additional cash consideration to Spectrum’s former unitholders if Spectrum’s actual gross profit during the earn-out period that commenced on October 1, 2017 and ends on December 31, 2018 is greater than the earn-out threshold. The fair value of the earn-out recognized on the acquisition date was $0.4 million and is included in long-term liabilities on the balance sheet. We estimated the fair value of the earn-out using a Black-Scholes closed form option pricing model. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until the full amount of the liability has been satisfied. Subsequent changes in the fair value of the liability are reflected in our

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

condensed consolidated statements of operations as a change in fair value of contingent consideration. As of September 30, 2017, the earn-out had a value of $0.3 million. During the three and nine months ended September 30, 2017, we recognized $(9) thousand as a change in fair value of contingent consideration in the condensed consolidated statements of operations related to the change in fair value of the Spectrum earn-out. The cash payment, if any, is expected to be paid during the second quarter of 2019.

Spectrum contributed revenues of $3.1 million and net income of $0.8 million to the Company for the period from September 1, 2017 to September 30, 2017. The following unaudited pro forma summary presents our select financial information as if the acquisition had occurred on January 1, 2016. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including: (i) adjustments related to the depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) removal of the historical interest expense of Spectrum as well as the addition of the interest expense of the borrowings under our Senior Secured Credit Facility in connection with the acquisition, (iii) tax effect related to historical U.S. operations and the aforementioned pro forma adjustments, (iv) adjustments related to the number of shares of our common stock outstanding to reflect the 0.4 million shares issued in connection with the acquisition and (v) accounting policy conformity changes. In addition, acquisition related costs were excluded from the unaudited pro forma financial information. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Spectrum acquisition taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our selected financial information on a pro forma basis (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$61,516	$34,510	$170,294	$77,148
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$1,971	$857	$5,625	$(17,369)
Diluted earnings (loss) per share	$0.04	$0.02	$0.13	$(0.51)

The purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets recognized. The assets and liabilities of Spectrum have been measured based on various preliminary estimates using assumptions that we believe are reasonable based on information that is currently available. The purchase price allocation is preliminary and adjustments to provisional amounts may occur as we continue to analyze information. We have recognized $40.3 million of goodwill as a result of the transaction of which approximately $6 million will be non-deductible for tax purposes. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change, however, we do not expect such adjustments to materially change the purchase price allocation. We also incurred acquisition costs of $0.7 million and $0.8 million during the nine months ended September 30, 2017 and 2016, respectively, which were included in general and administrative expense on our condensed consolidated statements of operations.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration and the assets acquired at the Spectrum closing date (in thousands):

Consideration
Cash consideration	$76,258
Equity consideration	6,907
Earn-out liability recognized	352
Total consideration	$83,517
Preliminary purchase price allocation
Cash	$1,326
Accounts receivable	4,648
Inventories	3,661
Other current assets	211
Property and equipment	4,725
Intangible assets	31,900
Other long-term assets	10
Total identifiable assets acquired	46,481
Accounts payable—trade	459
Accrued expenses	420
Income taxes payable	222
Other current liabilities	44
Deferred tax liability	956
Other long-term liabilities	1,191
Total liabilities assumed	3,292
Net identifiable assets acquired	43,189
Goodwill	40,328
Net assets acquired	$83,517

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Estimated Useful
	Fair Value	Lives (Years)
Technology	$5,600	16
Trademark	1,600	10
Customer relationships	24,700	21
Total intangible assets	$31,900

These intangible assets are amortized on a straight-line basis, which is presented in amortization in our condensed consolidated statements of operations. Amortization expense for the intangible assets for the Spectrum acquisition was $0.1 million for the three and nine months ended September 30, 2017.

Repeat Precision

On February 1, 2017, we acquired a 50% interest in Repeat Precision for $6.0 million. Historically, the business has been a supplier to NCS. Our strategic purchase of 50% of this business ensures that we have continued access to these services and allows us greater control of the allocation of their capacity, ensuring that we can scale their operations together with ours. In addition, Repeat Precision also markets certain completion products on a wholesale basis, providing an additional revenue opportunity.

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out as a contingent adjustment to the purchase price in the amount of $7.0 million, which is included in other long-term liabilities on the balance sheet. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was based on 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until the full amount of the liability has been satisfied. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of operations as a change in fair value of contingent consideration. As of September 30, 2017, the earn-out had a value of $7.6 million. During the three and nine months ended September 30, 2017, we recognized $(0.2) million and $0.6 million, respectively, as a change in fair value of contingent consideration

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in the condensed consolidated statements of operations related to the change in fair value of the earn-out. The cash payment, if any, is expected to be paid during the first quarter of 2019 and will not exceed $10.0 million.

As NCS has the controlling voting interest in the joint venture, we accounted for the acquisition as a business combination and have included Repeat Precision in our consolidated financial statements from the acquisition date. As a result, the other party’s ownership percentage is presented separately as a non-controlling interest.

The purchase price is allocated to the fair value of assets acquired and liabilities assumed as of the acquisition date and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. The purchase price allocation is preliminary and adjustments to the working capital provisional amounts may continue to occur as we analyze information. We have recognized $15.2 million of goodwill as a result of the transaction and expect the full amount to be deductible for tax purposes. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change, however, we do not expect such adjustments to materially change the purchase price allocation. We also incurred acquisition costs of $0.3 million during the first quarter of 2017, which were included in general and administrative expense on our condensed consolidated statements of operations.

The following table summarizes the consideration and the assets acquired at the Repeat Precision closing date (in thousands):

Consideration
Cash paid by NCS	$5,996
Earn-out liability recognized	6,958
Total consideration	$12,954
Preliminary purchase price allocation
Other net assets	$174
Inventory	662
Property and equipment	5,750
Intangible assets	4,100
Goodwill	15,222
Total assets acquired	$25,908
Less: non-controlling interest	(12,954)
Net assets acquired	$12,954

The unaudited pro forma operating results pursuant to ASC 805 related to the Repeat Precision acquisition have been excluded due to immateriality.

In connection with the Repeat Precision acquisition, we acquired intangible assets in the amount of $4.1 million related to customer relationships. The intangible assets are amortized over their estimated ten year useful lives. Amortization expense for the intangible assets for the Repeat Precision acquisition was $0.1 million and $0.3 million for the three and nine months ended September 30, 2017.

Note 3.   Inventories

Inventories consist of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$2,594	$695
Work in process	1,130	688
Finished goods	31,805	15,634
	$35,529	$17,017

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Land	$2,181	$2,026
Building and improvements	4,970	4,517
Machinery and equipment	13,079	1,983
Computers and software	1,940	1,345
Furniture and fixtures	883	916
Vehicles	5,298	2,475
Service equipment	449	1,964
	28,800	15,226
Less: Accumulated depreciation and amortization	(6,149)	(5,763)
	22,651	9,463
Construction in progress	1,255	296
Property and equipment, net	$23,906	$9,759

Note 5.   Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

At December 31, 2016	$122,077
Acquisitions	55,550
Currency translation adjustment	7,712
At September 30, 2017	$185,339

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2017
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$152,133	$(50,298)	$101,835
Trademark	5 - 10	2,593	(968)	1,625
In-process research and development	5	38,049	(36,551)	1,498
Customer relationships	10 - 21	41,145	(4,315)	36,830
Noncompete agreements	5	29,888	(28,710)	1,178
Total identifiable intangibles		$263,808	$(120,842)	$142,966

		December 31, 2016
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14	$138,026	$(39,956)	$98,070
Trademark	5	936	(759)	177
In-process research and development	5	35,306	(28,621)	6,685
Customer relationships	15	11,577	(3,128)	8,449
Noncompete agreements	5	28,065	(22,749)	5,316
Total identifiable intangibles		$213,910	$(95,213)	$118,697

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll	$5,880	$850
Property and franchise taxes accrual	322	322
Accrual related to public offering	—	1,153
Accrued acquisition related costs	486	618
Accrued other miscellaneous liabilities	686	347
	$7,374	$3,290

Note 7.  Debt

Our long-term debt is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Term loan under Prior Senior Secured Credit Facilities	$—	$90,836
Senior secured revolving credit facility	20,000	—
Promissory note	2,880	—
Equipment notes	1,375	—
Total	24,255	90,836
Less debt issuance costs	—	1,670
Total debt, net	24,255	89,166
Less: current portion	(3,204)	(772)
Long-term debt	$21,051	$88,394

The estimated fair value of total debt for the periods ended September 30, 2017 and December 31, 2016 was $24.2 million and $92.8 million, respectively. The carrying value of the senior secured revolving credit facility as of September 30, 2017 approximated the fair value of debt as it can be paid at any time. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

Below is a description of our prior and new credit agreements and other financing arrangements.

Prior Senior Secured Credit Facilities

Effective August 7, 2014, we entered into a credit agreement (the “Prior Credit Agreement”) with a group of financial institutions which was denominated in Canadian dollars (“CAD”) and allowed for a term loan of up to $197.6 million CAD ($180.0 million USD), and a $38.4 million CAD ($35.0 million USD) revolving line of credit of which $5.0 million CAD was available for letters of credit and $5.0 million CAD was available for swingline loans (together, the “Credit Facility”). We entered into Amendment No. 1, effective April 15, 2015, and Amendment No. 2, effective December 22, 2015, which modified the original credit agreement governing the Credit Facility. The modifications changed various defined terms as well as the covenants. These amendments also revised the revolving credit commitment to $27.8 million CAD ($20.0 million USD) and evidenced the prepayment of the Term Loan in an amount of $55.8 million CAD.

The term loan accrued interest at the adjusted base rate or Canadian base rate plus an applicable margin, as defined in the credit agreement governing the Credit Facility, with quarterly interest payments. The term loan was collateralized by certain assets of the Company and guaranteed by certain wholly owned subsidiaries of the Company. The interest on the term loan was payable in quarterly installments. All unpaid principal and interest was scheduled to mature on August 7, 2019. As of December 31, 2016, the term loan had an outstanding balance of $90.8 million. We incurred interest expense of $1.4 million for the three months ended September 30, 2016 and $1.7 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. No interest expense was recognized for the three months ended September 30, 2017.

The revolving line of credit was collateralized by certain assets of the Company and guaranteed by certain wholly owned subsidiaries of the Company. Interest on the revolving line of credit was payable quarterly at the adjusted base rate or Canadian base rate plus an applicable margin, as defined in the agreement governing the Credit Facility.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

New Senior Secured Credit Facility

On May 4, 2017, we entered into an Amended and Restated Credit Agreement with Pioneer Investment, Inc., as borrower (the “U.S. Borrower”), NCS Multistage Inc., as borrower (the “Canadian Borrower”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”) and the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “New Senior Secured Credit Facility”). The Credit Agreement amended and restated the Prior Credit Agreement in its entirety. The New Senior Secured Credit Facility will mature on May 4, 2020.

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

We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017. The Amendment increased the loan commitment available to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million.  At September 30, 2017, we had $20.0 million in outstanding indebtedness under the U.S. Facility. We incurred interest expense related to the New Senior Secured Credit Facility of $0.1 million for the three and nine months ended September 30, 2017.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on our leverage ratio. The applicable interest rate at September 30, 2017 was 5.50%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. As of September 30, 2017, we were in compliance with these covenants. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable, The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Direct costs of $1.0 million were incurred in connection with the New Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. The costs are being amortized over the term of the credit facilities using the straight-line method. Amortization expense of the deferred financing charges of $71 thousand and $0.1 million, respectively, were included in interest expense, net for the three and nine months ended September 30, 2017.

Promissory Note

In connection with the acquisition, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg on February 27, 2017, for an aggregate borrowing capacity of $3.8 million. The promissory note is secured against equipment, inventory and receivables. It bears interest at a variable interest rate based on prime plus 1% and matures on February 27, 2018. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of September 30, 2017, the outstanding balance on the promissory note was $2.9 million.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg also in connection with the acquisition. The equipment note bears interest at prime plus 1%, matures on February 27, 2021 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of September 30, 2017, the outstanding balance on the equipment note was $0.6 million.

In April 2017, Repeat Precision entered into another equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1%, matures on December 21, 2018 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of September 30, 2017, the outstanding balance on the equipment note was $0.7 million.

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

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income (expense), net in our condensed consolidated statements of operations for the nine months ended September 30, 2017.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not adjusted as a result of the stock split. All other issued and outstanding shares and per share amounts included in the accompanying financial statements have been adjusted to reflect this stock split for all periods presented.

On April 27, 2017, our certificate of incorporation was amended and restated and the number of shares of common stock authorized to be issued by the Company was increased from 54.0 million to 225.0 million and the number of our authorized shares of preferred stock was increased from one share to 10.0 million shares. As of September 30, 2017 and December 31, 2016,  one share of preferred stock, designated as the “Special Voting Share” in our amended and restated certificate of incorporation, was issued and outstanding.

The holders of common stock are entitled to one vote for each share of common stock held. The holder of the Special Voting Share shall be entitled to vote on all matters that a holder of common stock is entitled to vote on and shall be entitled to cast a number of votes equal to the number of exchangeable shares of NCS Multistage, Inc. (“NCS Canada”), a subsidiary of the Company, then outstanding that are not owned by us, multiplied by the exchange ratio (as defined in the articles of incorporation of NCS Canada). In connection with our stock split, the exchange ratio was adjusted to three from one. As of December 31, 2016, the number of shares of common stock issuable for the exchangeable shares totaled 1,819,247 and was held by the preferred stockholder. On May 3, 2017, the preferred stockholder sold shares of our common stock in our initial public offering, which reduced the number of shares of common stock issuable for the exchangeable shares. As of September 30, 2017, the number of shares of common stock issuable for the exchangeable shares totaled 1,769,247.  The exchangeable shares are convertible upon demand at the stock price on the conversion date. The holders of common stock are entitled to receive dividends as declared from time-to-time by our board of directors. The holder of the Special Voting Share is not entitled to receive dividends. No dividends were declared during the periods ended September 30, 2017 or December 31, 2016.

Note 10.  Share-Based Compensation

Liquidity Awards

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

As of April 27, 2017, the total unamortized compensation expense was valued at $17.2 million compared to $10.1 million at December 31, 2016. The unamortized compensation expense of the Liquidity Awards is being recognized over a period of three years from the date of the modification.

The total share-based compensation expense for all awards was $2.1 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $3.9 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Employee Stock Purchase Plan

On August 3, 2017, our board of directors adopted the Company’s Employee Stock Purchase Plan (the “U.S. ESPP”) and an employee stock purchase plan specifically applicable to non-U.S. employees on substantially the same terms as the ESPP (the “Non-U.S. ESPP” and together with the U.S. ESPP, the “ESPP”). There are an aggregate of 2.0 million shares of our common stock reserved for issuance and sale pursuant to the ESPP. The first offering period under our ESPP began on October 16, 2017 and ends on December 31, 2018. We believe future offering periods will span a calendar year. The ESPP allows eligible employees to contribute, subject to any other plan limitations, up to 18% of their base salary, up to a maximum of $25 thousand per calendar year

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($50 thousand for the first offering period), toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The U.S. ESPP is designed to be qualified under Section 423 of the Internal Revenue Code.

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

We recorded a tax expense (benefit) of $0.8 million and $(0.8) million for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, our effective tax rates were 18.0% and (74.6)%, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a tax expense (benefit) of $2.0 million and $(7.9) million, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 28.2% and (31.8)%, respectively. The primary difference in these effective tax rates was due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. During the first quarter of 2017, we changed our assertion to state that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt. Our effective tax rate for the nine months ended September 30, 2017 was also impacted by a $0.6 million tax expense recorded for provision to return estimates of prior year tax returns.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income (expense), net in the condensed consolidated statements of operations and recognized $2 thousand and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share from net income (loss) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator—Basic
Net income (loss)	$3,541	$(280)	$5,144	$(16,997)
Less: income attributable to participating shares	138	—	224	—
Less: income (loss) attributable to non-controlling interest	155	—	(301)	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.––Basic	$3,248	$(280)	5,221	(16,997)

Numerator—Diluted
Net income (loss)	$3,541	$(280)	$5,144	$(16,997)
Less: loss (income) attributable to non-controlling interest	155	—	(301)	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.––Diluted	$3,386	$(280)	$5,445	$(16,997)

Denominator
Basic weighted average number of shares	43,676	34,005	39,329	34,008
Exchangeable shares for common stock	1,769	—	1,792	—
Dilutive effect of other equity awards	1,674	—	1,416	—
Diluted weighted average number of shares	47,119	34,005	42,537	34,008

Earnings (loss) per common share
Basic	$0.07	$(0.01)	$0.13	$(0.50)
Diluted	$0.07	$(0.01)	$0.13	$(0.50)

Potentially dilutive securities excluded as anti-dilutive	-	2,561	-	2,526

Note 13.  Related Party Transactions

As of December 31, 2016, we held a long-term note receivable in the amount of $0.8 million due from a related party. During the first quarter of 2017, the long-term note receivable was paid in full. We also purchased services and grease from a related party in the amount of $21 thousand and $49 thousand for the nine months ended September 30, 2017 and 2016, respectively. We had no purchases from a related party for the three months ended September 30, 2017 and 2016. On May 3, 2017, the preferred stockholder, a related party, sold 50,000 shares of our common stock in our initial public offering. See “Note 9. Stockholders’ Equity.”

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

In addition to our Multistage Unlimited family of completion products and services, we sell other products including our AirLock casing buoyancy system and liner hanger systems. We also provide well completion diagnostics and reservoir characterization services that utilize downhole chemical and radioactive tracers through Spectrum Tracer Services (“Spectrum”) and engineering consulting services through Anderson Thompson Reservoir Strategies.

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

Over the past several years, North American E&P companies have been able to reduce their cost structures in response to lower oil and natural gas prices and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The average U.S. land rig count improved from 461 in the third quarter of 2016 to 927 in the third quarter of 2017, while the average rig count in Canada increased from 119 in the third quarter of 2016 to 207 in the third quarter of 2017. Over this time, the demand for our products and services has also increased.

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to below $43 per barrel in June 2017 before recovering to approximately $50 per barrel by the end of September 2017. Natural gas pricing has been more stable over the period, remaining close to $3.00 per mmBtu. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wider-than-normal discounts to Henry Hub pricing resulting from infrastructure bottlenecks and elevated local storage levels. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows and planned capital spending and drilling activity. Sustained declines in commodity prices, combined with potential increases in the cost of drilling and completing wells resulting from high utilization in certain oilfield services categories could lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per bbl)	Brent Crude (per bbl)	Henry Hub Natural Gas (per mmBtu)
9/30/2016	$44.85	$45.80	$2.88
12/31/2016	49.14	49.11	3.04
3/31/2017	51.62	53.59	3.02
6/30/2017	48.10	49.55	3.08
9/30/2017	48.15	52.10	2.95

Listed below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the third quarter of 2016, as provided by Baker Hughes, a GE company:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2016	461	119	580
12/31/2016	567	180	747
3/31/2017	722	294	1,016
6/30/2017	874	116	990
9/30/2017	927	207	1,134

A substantial portion of our business is subject to quarterly variability. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. We typically experience higher activity levels in Canada in the first quarter and fourth quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas.

Contrary to the typical season trend, the Canadian rig count has declined since the end of the third quarter in 2017 and we expect that the average Canadian rig count in the fourth quarter of 2017 will be lower than that in the third quarter, especially in Saskatchewan, where we have significant operations. We believe this reduction in drilling activity is a result of low recent spot natural gas prices, certain customers having exhausted their 2017 capital budgets prior to year-end and typical reductions in activity driven by holidays in the fourth quarter. If it persists, the reduction in Canadian drilling activity is expected to have a negative impact on the revenue we generate from our Canadian operations in the fourth quarter.

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

Increasing Well Complexity and Focus on Completion Optimization

In recent years, E&P companies have drilled longer horizontal wells and completed more hydraulic fracturing stages per well to maximize the volume of hydrocarbon recoveries per well. This trend towards more complex wells has resulted in us selling more sleeves per well on average, which increases our revenue opportunity per well completion. Additionally, E&P companies have become increasingly focused on well productivity through optimization of completion designs and we believe this trend may further the adoption of pinpoint stimulation, and in turn, increase the opportunity for sales of our products and services if our customers observe operational benefits and long-term production results from the application of pinpoint stimulation. This trend towards more complex well completions has also resulted in increased use of tracer diagnostic services, which can be utilized to assess the effectiveness of various well completion techniques in support of completion optimization efforts.

How We Generate Revenues

We derive the majority of our revenues from the sale of our Multistage Unlimited products and the provision of related services. The remainder of our revenues are generated from sales of our AirLock casing buoyancy system, our liner hanger systems and services provided by Spectrum and Anderson Thompson Reservoir Strategies. Our joint venture, Repeat Precision, LLC, or Repeat, generates revenue through the provision of third-party manufacturing services and the sale of composite bridge plugs.

Product sales represented 70.4% and 74.5% of our revenue for the three months ended September 30, 2017 and 2016, respectively, and 75.5% and 75.0% for the nine months ended September 30, 2017 and 2016, respectively. We offer two primary models of sliding sleeves: our MultiCycle sliding sleeves and our GripShift sliding sleeves. Our MultiCycle sliding sleeves are sold at a higher price per sleeve as compared to our GripShift sliding sleeves, reflecting the additional features they incorporate. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our sliding sleeves. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29.6% and 25.5% of our revenues for the three months ended September 30, 2017 and 2016, respectively, and 24.5% and 25.0% for the nine months ended September 30, 2017 and 2016, respectively. Services include our tool charges and associated services related to our Multistage Unlimited offering and our tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostic services.

During periods of low drilling and well completion activity we will, in certain instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves and the provision of our services.

For the three months ended September 30, 2017 and 2016, approximately 72% and 69%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. For the nine months ended September 30, 2017 and 2016, approximately 65% and 72%, respectively, of our revenues were attributable to our Canadian sales. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. During the first quarter of 2017, we entered into our joint venture, Repeat Precision, which we believe will allow us to reduce our costs for certain product categories. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostic services.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars for the three months ended September 30, 2017 and 2016, was approximately 32% and 31%, respectively. The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars for the nine months ended September 30, 2017 and 2016, was approximately 31% and 35%, respectively.

Results of Operations

We made acquisitions in the first quarter and third quarter of 2017. For additional information about these acquisitions, see “Note. 2 Acquisitions” in our unaudited condensed consolidated financial statements. Due to these acquisitions, our results of operations for the 2017 periods presented may not be comparable to historical results of operations for the 2016 periods. The following table summarizes our revenues and expenses for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Product sales	$39,391	$21,346	$114,362	$47,305
Services	16,566	7,304	37,088	15,733
Total revenues	55,957	28,650	151,450	63,038
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,326	11,013	59,774	25,498
Cost of services, exclusive of depreciation and amortization expense shown below	6,632	3,700	14,423	8,399
Total cost of sales, exclusive of depreciation and amortization expense shown below	25,958	14,713	74,197	33,897
Selling, general and administrative expenses	17,637	8,491	46,572	25,363
Depreciation	812	433	2,054	1,335
Amortization	6,486	6,030	18,481	17,893
Change in fair value of contingent consideration	(182)	—	585	—
Income (loss) from operations	5,246	(1,017)	9,561	(15,450)
Other income (expense)
Interest expense, net	(235)	(1,682)	(3,751)	(4,739)
Other income (expense), net	94	(18)	1,132	(29)
Foreign currency exchange (loss) gain	(787)	1,615	224	(4,714)
Total other expense	(928)	(85)	(2,395)	(9,482)
Income (loss) before income tax	4,318	(1,102)	7,166	(24,932)
Income tax expense (benefit)	777	(822)	2,022	(7,935)
Net income (loss)	3,541	(280)	5,144	(16,997)
Net income (loss) attributable to non-controlling interest	155	—	(301)	—
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$3,386	$(280)	$5,445	$(16,997)

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Revenues

Revenues were $56.0 million for the three months ended September 30, 2017 as compared to $28.7 million for the three months ended September 30, 2016. This increase was primarily attributable to an increase in the volume of sales of our completions products and services  due to higher customer drilling and well completion activity as a result of an improved commodity price environment in the third quarter of 2017 as compared to the third quarter of 2016, as well as the contributions from Repeat Precision and one month of revenue from the recent acquisition of Spectrum. Product sales for the three months ended September 30, 2017 were $39.4 million as compared to $21.3 million for the three months ended September 30, 2016. Our service revenue was $16.6 million for the three months ended September 30, 2017 as compared to $7.3 million for the three months ended September 30, 2016.

Cost of sales

Cost of sales was $26.0 million, or 46.4% of revenues, for the three months ended September 30, 2017 as compared to $14.7 million, or 51.4% of revenues, for the three months ended September 30, 2016. The increase in cost of sales was primarily a result of a higher number of wells completed and a higher volume of product sales in addition to the inclusion of Repeat Precision and one month of operations from Spectrum. Cost of sales were a lower percentage of revenues due to the higher volume of well completions and sliding sleeve and AirLock sales, resulting in greater absorption of fixed costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.6 million for the three months ended September 30, 2017 as compared to $8.5 million for the three months ended September 30, 2016. The increase was the direct result of headcount additions in all functional areas. In addition, there were significant additional expenses incurred as a result of subsequent costs related to operating as a public company after our initial public offering, expenses related to the Spectrum acquisition, the addition of Repeat Precision and one month of operations from Spectrum and an increase in share-based compensation related to amendments to our Liquidity Awards.

Depreciation

Depreciation was $0.8 million for the three months ended September 30, 2017 as compared to $0.4 million for the three months ended September 30, 2016. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions.

Amortization

Amortization was $6.5 million for the three months ended September 30, 2017 as compared to $6.0 million for the three months ended September 30, 2016. The majority of the increase in amortization was due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar and amortization associated with an increase in amortizable intangible assets related to our acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $(0.2) million for the three months ended September 30, 2017 due to the $0.2 million decrease in the fair value of the earn-outs associated with our acquisitions. The primary reason for the decrease in the fair value of the earn-outs was an increase in the discount rate utilized in the fair value calculation.

Interest expense, net

Interest expense, net was $0.2 million for the three months ended September 30, 2017 as compared to $1.7 million for the three months ended September 30, 2016. The decrease in interest expense, net was primarily a result of lower interest expense due to paying our term loan in full in May 2017 by using a portion of the proceeds from our IPO. This decrease was partially offset by higher interest expense due to borrowing $20.0 million under our New Senior Secured Credit Facility in August 2017.

Foreign currency exchange gain (loss)

Foreign currency exchange loss was $(0.8) million for the three months ended September 30, 2017 as compared to a gain of $1.6 million for the three months ended September 30, 2016.  The change was primarily due to the impact of the foreign currency denominated debt and movement in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense (benefit) was $0.8 million for the three months ended September 30, 2017 as compared to $(0.8) million for the three months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, our effective income tax rates were 18.0% and (74.6)%, respectively. The primary difference in these effective tax rates was due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. During the first quarter of 2017, we  changed our assertion to state that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile until the market stabilizes.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Revenues

Revenues were $151.5 million for the nine months ended September 30, 2017 as compared to $63.0 million for the nine months ended September 30, 2016. This increase was primarily attributable to an increase in volume of sales of our completions products and services due to higher drilling and well completion activity as a result of an improved commodity price environment in the nine months of 2017 as compared to the nine months of 2016 as well as the contribution of Repeat Precision and one month of revenue from the recent acquisition of Spectrum. Product sales for the nine months ended September 30, 2017 were $114.4 million, as compared to $47.3 million for the nine months ended September 30, 2016. Our service revenue was $37.1 million for the nine months ended September 30, 2017 as compared to $15.7 million for the nine months ended September 30, 2016.

Cost of sales

Cost of sales was $74.2 million, or 49.0% of revenues, for the nine months ended September 30, 2017 as compared to $33.9 million, or 53.8% of revenues, for the nine months ended September 30, 2016. The increase in cost of sales was primarily a result of a higher number of wells completed and a higher volume of product sales as well as the effect of Repeat Precision and one month of cost of sales from the recent acquisition of Spectrum. Cost of sales were a lower percentage of revenues due to the higher volume of well completions and sliding sleeve and AirLock sales, resulting in greater absorption of fixed costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $46.6 million for the nine months ended September 30, 2017 as compared to $25.4 million for the nine months ended September 30, 2016. The increase was the direct result of headcount additions in all functional areas. In addition, there were significant non-capitalizable additional expenses incurred related to our initial public offering process of $2.3 million,  subsequent costs related to operating  as a  public company, expenses related to the acquisitions, eight months of operations of Repeat Precision, one month of operations of Spectrum and an increase in share-based compensation related to amendments to our Liquidity Awards.

Depreciation

Depreciation was $2.1 million for the nine months ended September 30, 2017 as compared to $1.3 million for the nine months ended September 30, 2016. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions.

Amortization

Amortization was $18.5 million for the nine months ended September 30, 2017 as compared to $17.9 million for the nine months ended September 30, 2016. The majority of the increase in amortization was due to the increase in the exchange rate between the Canadian dollar and the U.S. dollar and amortization associated with an increase in amortizable intangible assets related to our acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $0.6 million for the nine months ended September 30, 2017 due to the $0.6 million increase in the fair value of the earn-outs associated with our acquisitions.

Interest expense, net

Interest expense, net was $3.8 million for the nine months ended September 30, 2017 as compared to $4.7 million for the nine months ended September 30, 2016. The decrease in interest expense, net was primarily a result of lower interest expense due to paying our term loan in full in May 2017 by using a portion of the proceeds from our IPO. The decrease was partially offset by the write-off of the remaining loan fees of $1.4 million associated with the prepayment of the term loan and higher interest expense due to borrowing $20.0 million under our New Senior Secured Credit Facility in August 2017.

Other income (expense), net

Other income (expense), net was $1.1 million for the nine months ended September 30, 2017 as compared to $(29) thousand for the nine months ended September 30, 2016. Other income (expense), net was higher primarily due to the receipt of $0.9 million from an arbitration case that was decided in our favor in February 2017.

Foreign currency exchange gain (loss)

Foreign currency exchange gain was $0.2 million for the nine months ended September 30, 2017 as compared to a loss of $(4.7) million for the nine months ended September 30, 2016. The change was primarily due to the impact of the retirement of our foreign currency denominated debt and changes in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense (benefit) was $2.0 million for the nine months ended September 30, 2017 as compared to a  benefit of $(7.9) million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016,  our effective income tax rates were 28.2% and (31.8)%, respectively. The primary difference in these effective tax rates was due to the effect of not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. During the first quarter of 2017, we  changed our assertion to state that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt. Our effective tax rate for the nine months ended September 30, 2017 was also impacted by a $0.6 million tax expense recorded for provision to return estimates of prior year tax returns.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile until the market stabilizes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our New Senior Secured Credit Facility.  On August 31, 2017, we entered into an amendment to increase our loan commitment available to the U.S. Borrower from $25.0 million to $50.0 million.  As of September 30, 2017, we had cash and cash equivalents of $20.2 million and availability under the New Senior Secured Credit Facility of $55.0 million. Our total indebtedness was $24.3 million as of September 30, 2017.

Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions. On February 1, 2017, we contributed $6.0 million in exchange for a 50% interest in a joint venture, Repeat Precision, which was funded from available cash. Concurrent with entering into the joint venture, we made a $3.0 million Prior Term Loan prepayment, also funded from available cash, and the previous owner of the 50% interest repaid in full a $1.0 million promissory note to us. On August 31, 2017, we acquired 100% of the equity interests in Spectrum in exchange for approximately $83 million,  subject to certain adjustments, which was comprised of approximately $76 million in cash and 0.4 million shares of common stock. The cash portion was funded with available cash and borrowings under our New Senior Secured Credit Facility. Also, in connection with both the Repeat Precision and Spectrum acquisitions, we may need to pay the respective sellers additional consideration as part of an earn-out upon meeting certain specified targets. See “Note 2. Acquisitions” in our unaudited condensed consolidated financial statements.

On May 3, 2017, we completed our initial public offering of 9.5 million shares of our common stock at a price to the public of $17.00 per share. The underwriters exercised their option to purchase an additional 1.425 million shares of our common stock from certain selling stockholders and the closing of the over-allotment option occurred on May 3, 2017 concurrently with the closing of the IPO. We received $148.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. We used a portion of the net proceeds from the IPO to repay our remaining indebtedness under our Prior Term Loan and used the remaining net proceeds to acquire Spectrum on August 31, 2017.

Our capital expenditures for the nine months ended September 30, 2017 and 2016 were $5.3 million and $0.4 million, respectively. We plan to incur $6.5 million to $8.5 million in capital expenditures in 2017, which includes, capital expenditures related to Spectrum’s operations and our estimated 2017 spending for our research and development facility described below.  We expect to make investments in our owned facility in Canada to create a research and development facility for product development as well as to further demonstrate the capabilities and benefits of our products to our customers. We estimate total spending for the project to be approximately $11 million CAD, which we expect to incur over the remainder of 2017 and 2018. We believe our cash on hand, cash flows from operations and potential borrowings under our New Senior Secured Credit Facility, will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$2,869	$7,136
Net cash used in investing activities	(85,079)	(1,203)
Net cash provided by (used in) financing activities	84,137	(73)
Effect of exchange rate changes on cash and cash equivalents	20	679
Net change in cash and cash equivalents	$1,947	$6,539

Operating Activities

Net cash provided by operating activities was $2.9 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in 2017 was primarily related to increases in accounts receivable and inventories. The decrease was partially offset by increases in income taxes payable and higher net income, net of the foreign exchange (gain) loss on financing items, as a result of increased business activity.

Investing Activities

Net cash used in investing activities was $85.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash used in investing activities during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily was due to the $80.9 million funding of two acquisitions. See “Note 2. Acquisitions” in our unaudited condensed consolidated financial statements. We also incurred an additional $4.9 million of capital expenditures for the nine months ended September 30, 2017 in comparison to the same period in 2016. The increase was partially offset by  a $1.0 million note receivable repayment during the nine months ended September 30, 2017.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2017 was $84.1 million as compared to net cash used in financing activities of $(0.1) million for the nine months ended September 30, 2016. The cash provided by financing activities for the nine months ended September 30, 2017 primarily related to net proceeds of $148.9 million from our IPO after deducting underwriting discounts and commissions and other offering expenses. Additionally, we borrowed $20.0 under our New Senior Secured Credit Facility. The increases were partially offset by $89.1 million of note repayments of the Prior Term Loan under our Prior Senior Secured Credit Facilities.

Financing Arrangements

Prior Senior Secured Credit Facilities

On August 7, 2014, Pioneer Investment, Inc. (the “Borrower”) and Pioneer Intermediate, Inc. (the “Parent Borrower”), each of our wholly owned subsidiaries along with certain of their subsidiaries entered into that certain Credit Agreement (the “Prior Credit Agreement,” and the facilities thereunder, the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of a term loan in the original principal amount of $197.6 million CAD (the “Prior Term Loan”) and a $27.8 million CAD revolving credit facility (the “Prior Revolving Credit Facility”), of which $5.0 million CAD was available for letters of credit and $5.0 million CAD was available for swingline loans. In connection with the IPO, we repaid all outstanding indebtedness under the Prior Term Loan. See “Note 7. Debt” to our unaudited condensed consolidated financial statements for additional details of our Prior Senior Secured Credit Facilities.

New Senior Secured Credit Facility

On May 4, 2017,  we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Pioneer Investment, Inc., as borrower (the “U.S. Borrower”), NCS Multistage Inc., as borrower (the “Canadian Borrower”), Pioneer Intermediate, Inc.

(together with the Company, the “Parent Guarantors”) and the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “New Senior Secured Credit Facility”). The Credit Agreement amended and restated the Prior Credit Agreement in its entirety. The New Senior Secured Credit Facility will mature on May 4, 2020.

The New Senior Secured Credit Facility originally consisted of a (i) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017 (the “Amendment”). The Amendment increased the loan commitment available to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. At September 30, 2017, we had $20.0 million in outstanding indebtedness under the U.S. Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on our leverage ratio. The applicable interest rate at September 30, 2017 was 5.50%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. As of September 30, 2017, we were in compliance with these covenants. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility. If the debt under the New Senior Secured Credit Facility were to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Common Stock Offering

On May 3, 2017, we sold 9.5 million shares of our common stock in a public offering at a price to the public of $17.00 per share. We used the proceeds of $148.9 million, net of underwriting discounts and other offering expenses,  to repay indebtedness under our Prior Senior Secured Credit Facilities.  After the repayment of indebtedness under our Prior Senior Secured Credit Facilities, we used the remaining net proceeds to acquire Spectrum on August 31, 2017. In addition, on  May 3, 2017, certain selling stockholders identified in the Prospectus sold 1.425 million of their shares of our common stock in a public offering pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. We did not receive any proceeds from the sale of shares by the selling stockholders.

Contractual Obligations

Except for the repayment of all outstanding indebtedness under the Prior Term Loan, our borrowings under the New Senior Secured Credit Facility and the earn-outs for the acquisitions as discussed in “Note 2. Acquisitions” in our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments disclosed in the Prospectus.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies

Except for the new significant accounting policies as disclosed under “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements, there are no other material changes to our critical accounting policies from those included in the Prospectus.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	declines in the level of oil and natural gas exploration and production activity within Canada and the United States;
•	oil and natural gas price fluctuations;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;

•	impact of severe weather conditions;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our failure to identify and consummate potential acquisitions;
•	our inability to integrate or realize the expected benefits from acquisitions;
•	our inability to meet regulatory requirements for use of certain chemicals by our recently acquired tracer diagnostics business;
•	our inability to accurately predict customer demand;
•	losses and liabilities from uninsured or underinsured drilling and operating activities;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of GHGs;
•	failure to comply with federal, state and local and non-U.S. laws and other regulations, including environmental regulations;
•	loss of our information and computer systems;
•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;
•	our failure to establish and maintain effective internal control over financial reporting;
•	our success in attracting and retaining qualified employees and key personnel; and
•	our inability to satisfy technical requirements and other specifications under contracts and contract tenders.

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

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues are derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than U.S. dollars. The revenues attributable to our operations in Canada were approximately 72% and 69% during the three months ended September 30, 2017 and 2016, respectively, and were approximately 65% and 72% for the nine months ended September 30, 2017 and 2016, respectively. We indirectly hedged our exposure to adverse changes in foreign currency exchange rates by having our Prior Senior Secured Credit Facilities denominated in Canadian dollars, which allowed us to have a significant amount of our fixed costs related to interest and principal payments denominated in Canadian dollars. On May 4, 2017, we repaid the Prior Term Loan under our Prior Senior Secured Credit Facilities in full and entered into a New Senior Secured Facility, which included a U.S. Facility and a Canadian Facility. We also may use foreign currency forward exchange contracts to hedge our future exposure to the Canadian dollar.

Interest Rate Risk

We were exposed to interest rate risk through our Prior Revolving Credit Facility and the Prior Term Loan under our Prior Senior Secured Credit Facilities. We repaid the Prior Term Loan under our Prior Senior Secured Credit Facilities on May 4, 2017 and entered into our New Senior Secured Credit Facility, which is also subject to variable interest rates. The New Senior Secured Credit Facility consists of a U.S. Facility and a Canadian Facility. As of September 30, 2017, we had $20.0 in outstanding indebtedness under our U.S. Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and will bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and will bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on our leverage ratio. The applicable interest rate at September 30, 2017 was 5.50%. Based on our outstanding debt as of September 30, 2017, and assuming that it remains the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pre-tax impact on our earnings and cash flows of approximately $0.2 million.

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

Changes in Internal Control Over Financial Reporting

We completed the acquisition of Spectrum Tracer Services, LLC on August 31, 2017 and Repeat Precision, LLC on February 1, 2017, and we are integrating each into our internal control framework. This integration may lead to changes in our controls in future periods, but management does not expect these changes to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the Prospectus, except as set forth below:

We may not be able to meet applicable regulatory requirements for our use of certain chemicals by our recently acquired tracer diagnostics business, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements will be time-consuming and costly.

The chemicals that we use in our recently acquired tracer diagnostics business may be subject to government regulation in our target markets. In the United States, the Environmental Protection Agency (the “EPA”) administers the Toxic Substances Control Act (the “TSCA”) which regulates the commercial registration, distribution, and use of many chemicals, including the chemicals we use in our tracer diagnostics business. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then we must file a Pre-Manufacture Notice (“PMN”) with the EPA for review. Certain categories of chemical substances may be exempt from a full PMN review, including chemical substances that qualify for a Low Volume Exemption (“LVE”). We have filed PMNs for certain chemicals, and have sought for and obtained LVEs for other chemicals, that we use in our tracer diagnostics business, and we may file additional PMNs or seek additional LVEs in the future. We may not be able to expediently receive approval from the EPA to list such chemicals on the TSCA inventory, resulting in delays in our ability to manufacture such chemicals, or significant increases in testing requirements.

In addition, even once we have a consent order from the EPA allowing us to manufacture PMN substances for our tracer diagnostics business, we remain subject to numerous regulatory requirements, including, as applicable, volume limitations that may impede us from producing sufficient quantities of such chemicals. Similar programs exist in most, if not all, of the countries in which we may seek to produce, import or use certain chemicals in our tracer diagnostics business, including compliance with regulations imposed in Canada by the Environment and Climate Change Canada/Health Canada. We cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If we do not meet applicable regulatory requirements in a particular country for some chemicals, then we may not be able to commercialize those chemicals or tracers in such country, and our business could be adversely affected. Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2017, we completed our IPO of 9.5 million shares of common stock at a price to the public of $17.00 per share. In addition, on May 3, 2017, certain selling stockholders identified in the Prospectus sold 1.425 million of their shares of our common stock pursuant to the full exercise of the over-allotment option granted to the underwriters in connection with the offering. We  did not receive any proceeds from the sale of shares by the selling stockholders. The offer and sale of all the shares of common stock in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-216580), which was declared effective by the SEC on April 27, 2017. Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC acted as the representatives of the underwriters. We raised $148.9 million in net proceeds from the offering, after deducting underwriting discounts of $10.1 million and other offering expenses of $2.5 million. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates. We used a portion of the net proceeds from the IPO to repay our indebtedness under our Prior Senior Secured Credit Facilities. After the repayment of indebtedness under our Prior Senior Secured Credit Facilities, we used the remaining net proceeds from the IPO to acquire Spectrum on August 31, 2017.

On August 31, 2017, in connection with the acquisition of Spectrum, we issued 0.4 million shares of common stock of the Company, par value $0.01 per share, to certain unitholders of Spectrum that elected to receive a portion of the consideration payable in equity. This issuance was made in reliance upon an exemption from the registration requirements of the Securities Act,  pursuant to Section 4(a)(2). We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Item 6.  Exhibits

Exhibit
No.		Description
2.1

Agreement and Plan of Merger by and among Spectrum Tracer Services, LLC, NCS Multistage Holdings, Inc., Pioneer Investment, Inc., Spartan Merger Sub, LLC and STSR LLC, dated as of August 30, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 30, 2017).

10.1

NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-220165) filed on August 25, 2017).

10.2

NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-220165) filed on August 25, 2017).

10.3

Contribution Agreement by and among NCS Multistage Holdings, Inc. and certain unitholders of Spectrum Tracer Services, LLC, as identified therein, dated as of August 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 1, 2017).

10.4

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 31, 2017, by and among NCS Multistage Holdings, Inc., Pioneer Intermediate, Inc., Pioneer Investment, Inc., as US Borrower, NCS Multistage Inc., as Canadian Borrower, Wells Fargo Bank, National Association, as US Administrative Agent, Issuing Lender and Swing Line Lender, Wells Fargo Bank, National Association, Canadian Branch, as Canadian Administrative Agent and the Lenders party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 1, 2017).

10.5

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Robert Nipper, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2017).

10.6

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2017).

	10.7	Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2017).
10.8

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Wade Bitter, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 9, 2017).

	10.9	Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan for executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 9, 2017).
	10.10	Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executive officers (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on August 9, 2017).
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017	NCS Multistage Holdings, Inc.

	By:	/s/ Robert Nipper
Robert Nipper
Chief Executive Officer

(Principal Executive Officer and Authorized
Signatory)