Form 10-Q
period 2018-03-31
NCS Multistage Holdings, Inc.
filed 2018-05-11
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, there were 44,631,101 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$23,680	$33,809
Accounts receivable—trade, net	60,774	47,880
Inventories	30,397	33,135
Prepaid expenses and other current assets	2,039	1,616
Other current receivables	775	1,369
Total current assets	117,665	117,809
Noncurrent assets
Property and equipment, net	24,385	23,651
Goodwill	181,481	184,478
Identifiable intangibles, net	130,913	136,412
Deposits and other assets	1,525	1,563
Total noncurrent assets	338,304	346,104
Total assets	$455,969	$463,913
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$9,984	$7,448
Accrued expenses	4,078	6,673
Income taxes payable	384	10,561
Current contingent consideration	9,618	—
Other current liabilities	2,200	1,673
Current maturities of long-term debt	5,612	5,334
Total current liabilities	31,876	31,689
Noncurrent liabilities
Long-term debt, less current maturities	22,060	21,702
Noncurrent contingent consideration	1,864	12,835
Other long-term liabilities	1,223	4,513
Deferred income taxes, net	21,805	24,183
Total noncurrent liabilities	46,952	63,233
Total liabilities	78,828	94,922
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, one share issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 44,649,449 shares issued and 44,631,101 shares outstanding at March 31, 2018 and 43,931,484 shares issued
and 43,913,136 shares outstanding at December 31, 2017	446	439
Additional paid-in capital	402,146	399,426
Accumulated other comprehensive loss	(73,396)	(66,707)
Retained earnings	35,089	23,864
Treasury stock, at cost; 18,348 shares at March 31, 2018 and at December 31, 2017	(175)	(175)
Total stockholders’ equity	364,110	356,847
Non-controlling interest	13,031	12,144
Total equity	377,141	368,991
Total liabilities and stockholders' equity	$455,969	$463,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Product sales	$50,108	$45,574
Services	20,578	13,062
Total revenues	70,686	58,636
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	24,703	24,715
Cost of services, exclusive of depreciation and amortization expense shown below	8,889	4,639
Total cost of sales, exclusive of depreciation and amortization expense shown below	33,592	29,354
Selling, general and administrative expenses	21,027	12,772
Depreciation	1,099	564
Amortization	3,321	6,022
Change in fair value of contingent consideration	(1,353)	—
Income from operations	13,000	9,924
Other income (expense)
Interest expense, net	(457)	(1,509)
Other income, net	84	974
Foreign currency exchange gain (loss)	183	(941)
Total other expense	(190)	(1,476)
Income before income tax	12,810	8,448
Income tax expense	945	2,100
Net income	11,865	6,348
Net income (loss) attributable to non-controlling interest	887	(202)
Net income attributable to NCS Multistage Holdings, Inc.	$10,978	$6,550
Earnings per common share
Basic earnings per common share attributable to NCS Multistage Holdings, Inc.	$0.24	$0.18
Diluted earnings per common share attributable to NCS Multistage Holdings, Inc.	$0.23	$0.18
Weighted average common shares outstanding
Basic	44,252	34,006
Diluted	47,114	36,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$11,865	$6,348
Foreign currency translation adjustments, net of tax of $0	(6,689)	1,653
Comprehensive income	5,176	8,001
Less: Comprehensive income attributable to non-controlling interest	887	(179)
Comprehensive income attributable to NCS Multistage Holdings, Inc.	$4,289	$8,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2017
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2016	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	18,348	$(175)	$—	$177,478
Acquisition	—	—	—	—	—	—	—	—	—	13,011	13,011
Share-based compensation	—	—	—	—	337	—	—	—	—	—	337
Net income (loss)	—	—	—	—	—	—	6,550	—	—	(202)	6,348
Currency translation adjustment	—	—	—	—	—	1,630	—	—	—	23	1,653
Balances as of March 31, 2017	1	$—	34,024,326	$340	$237,903	$(80,385)	$28,312	18,348	$(175)	$12,832	$198,827

	Three Months Ended March 31, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2017	1	$—	43,931,484	$439	$399,426	$(66,707)	$23,864	18,348	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share-based compensation	—	—	—	—	2,374	—	—	—	—	—	2,374
Net income	—	—	—	—	—	—	10,978	—	—	887	11,865
Exercise of stock options	—	—	275,653	3	350	—	—	—	—	—	353
Cemblend exchangeable shares	—	—	442,312	4	(4)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(6,689)	—	—	—	—	(6,689)
Balances as of March 31, 2018	1	$—	44,649,449	$446	$402,146	$(73,396)	$35,089	18,348	$(175)	$13,031	$377,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$11,865	$6,348
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,420	6,586
Amortization of deferred loan cost	84	180
Share-based compensation	2,374	337
Provision for inventory obsolescence	408	—
Deferred income tax benefit	(1,186)	(2,144)
Gain on sale of property and equipment	(17)	(55)
Foreign exchange gain on financing item	—	843
Change in fair value of contingent consideration	(1,353)	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(13,350)	(11,848)
Inventories	1,838	(521)
Prepaid expenses and other assets	(477)	(219)
Accounts payable—trade	2,709	(29)
Accrued expenses	(2,543)	71
Other liabilities	508	(876)
Income taxes receivable/payable	(13,579)	3,891
Net cash (used in) provided by operating activities	(8,299)	2,564
Cash flows from investing activities
Purchases of property and equipment	(1,121)	(1,581)
Proceeds from sales of property and equipment	110	71
Purchase of intangible assets	(55)	—
Proceeds from short-term note receivable	—	1,000
Acquisitions of businesses, net of cash acquired	—	(5,872)
Net cash used in investing activities	(1,066)	(6,382)
Cash flows from financing activities
Equipment note borrowings	—	750
Payments on equipment note and capital leases	(490)	(14)
Promissory note borrowings	1,951	462
Payments on promissory note	(1,850)	—
Payments related to public offering	—	(583)
Repayment of term note	—	(3,000)
Proceeds from the exercise of options for common stock	353	—
Net cash used in financing activities	(36)	(2,385)
Effect of exchange rate changes on cash and cash equivalents	(728)	(92)
Net change in cash and cash equivalents	(10,129)	(6,295)
Cash and cash equivalents beginning of period	33,809	18,275
Cash and cash equivalents end of period	$23,680	$11,980
Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$15,452	$371
Noncash investing and financing activities
Unpaid costs related to public offering	—	708
Assets obtained by entering into a capital lease	1,031	43

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. The Condensed Consolidated Balance Sheet at December 31, 2017 is derived from our audited financial statements. However, certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted or condensed as permitted by the rules and regulations of the SEC, and, therefore, these interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 9, 2018. In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted in 2018

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (Topic 805), to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. For public entities, this guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-01 on January 1, 2018, which did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The objective of the guidance is to reduce the existing diversity in practice related to the presentation and classification of certain cash receipts and cash payments. The guidance addresses eight specific cash flow issues including but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is retrospective for all periods presented. Early adoption is permitted including for interim periods. We adopted ASU 2016-15 on January 1, 2018, which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, however, not before fiscal years beginning after December 15, 2016. Subsequent to ASU 2014-09’s issuance, Topic 606 was amended for FASB updates that changed the effective date as well as addressed certain aspects regarding new revenue standards. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which entities expect to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the use of either a full retrospective or modified retrospective transition method. On January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as Accounting Standards Codification “ASC 606”), using the modified retrospective method. We have concluded that the adoption of this ASU did not have a material impact on our consolidated financial statements. See “Note 2. Revenue” for the required disclosures related to the impact of adopting this standard.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pronouncements Not Yet Effective

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

Note 2.  Revenues

On January 1, 2018, we adopted ASC 606 and elected to use the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services if certain criteria are met.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of the changes made to our condensed consolidated balance sheet at January 1, 2018 for the adoption of ASC 606 using the modified retrospective method was as follows (in thousands):

[

	Balance at	Adjustments
	December 31,	due to	Balance at
	2017	ASC 606	January 1, 2018
Assets
Accounts receivable—trade, net	$47,880	$313	$48,193

Liabilities
Income taxes payable	10,561	66	10,627

Equity
Retained earnings	23,864	247	24,111

The following tables compare the reported condensed consolidated balance sheet and statement of income, as of and for the three months ended March 31, 2018, to the balances without the adoption of ASC 606 (in thousands):

	As of March 31, 2018
		Balances	Effect of
		without Adoption	Change
	As Reported	of ASC 606	Higher/(Lower)
Balance Sheet

Assets
Accounts receivable—trade, net	$60,774	$60,196	$578

Liabilities
Income taxes payable	384	263	121

Equity
Retained earnings	35,089	34,632	457

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
		Balances	Effect of
		without Adoption	Change
	As Reported	of ASC 606	Higher/(Lower)
Income Statement

Revenues
Services	$20,578	$20,313	$265

Costs and expenses
Income tax expense	945	889	56
Net income	11,865	11,656	209
Net income attributable to NCS Multistage Holdings, Inc.	10,978	10,769	209

Revenue Recognition

We derive our revenues primarily from highly engineered products and support services. Revenues are based upon a purchase order, contract or other persuasive evidence of an arrangement with the customer that includes a fixed or determinable price, provided that collectability is reasonably assured, but such arrangements do not generally include right of return or other similar provisions or other significant post-delivery obligations. Sales and value added taxes that we collect concurrent with revenue-producing activities are excluded from revenue. We determine revenue recognition through the following steps: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price and (v) satisfy the performance obligation.

On occasion, we issue credits to our customers that are related specifically to the performance of our products or the services we provide, with such credits reducing the amount of revenue for that sale or job. Such credits are infrequent, situation-specific and cannot be estimated in advance.

The payment terms and conditions in our customer contracts vary. We do not have contracts that contain a significant financing component and do not accept noncash consideration from a customer.

NCS has elected to recognize shipping and handling costs when the title of the product transfers to the customer. These costs are included in cost of sales in our condensed consolidated statements of income.

Product Sales Revenues

For product sale arrangements that are standard inventory products or modified inventory products with an alternative use, revenue is recognized at a point in time upon shipment or installation and when the customer accepts the transfer of control, risk of loss and transfer of title. Customers may also request bill and hold arrangements in writing. Once we have completed the bill and hold order, the products are segregated from the rest of inventory in the warehouse. The products are delivered based on the customer instructions and revenue is recognized when the title is transferred to the customer.

The transaction price for product sales having a performance obligation is the price per unit times the unit quantity ordered and shipped to the customer or consumed at the well site.

Services Revenue

For service arrangements that do not have a contract provision with a right to a payment for services up to the date of termination, revenue is recognized when the job has been completed, which usually includes a customer signature or acknowledgement and when there are no additional services or future obligations required by us. The transaction price is determined by the contract unit day rate times the cumulative number of days of service provided upon the completion of the service and upon customer acceptance.

For service arrangements that do have a contract provision with a right to payment for services up to the date of termination, revenue is recognized over time using a time elapsed day rate or unit rate (labor and materials) output method that corresponds to the value we would receive upon termination of the contract at a reporting period. In applying the output method at the end of a quarter, we check that there is no material work in progress that is not in the measurement of the output. The transaction price for the period end would be the cumulative number of units earned up to the reporting period less any revenue recognized in prior periods.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

Three Months Ended
March 31,
2018
United States
Product sales	$13,577
Services	8,423
Total United States	22,000
Canada
Product sales	35,698
Services	11,477
Total Canada	47,175
Other Countries
Product sales	833
Services	678
Total Other Countries	1,511
Total
Product sales	50,108
Services	20,578
Total	$70,686

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. The following table includes the contract assets and liabilities as of March 31, 2018 and January 1, 2018 (in thousands):

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2018	$—	$—	$170	$—
Additions	—	—	80	—
Balance at March 31, 2018	$—	$—	$250	$—

Our contract liability as of March 31, 2018 and January 1, 2018 is included in current liabilities on our condensed consolidated balance sheet. For the three months ended March 31, 2018, there were no product or service revenues recognized from the contract liability balance at the beginning of the period. Our performance obligations for our product and service revenues are usually satisfied before the customer’s payment although prepayments may occasionally be required for international sales.

Contracts with Multiple Performance Obligations

Greater than 99% of our product and service revenues are considered a single performance obligation. Our self-service product line, which is less than one percent of our revenue for the three months ended March 31, 2018, is made up of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction price for the self-service two performance obligations order arrangement is the price per unit times the quantity of tracer materials and diagnostic reports ordered by and delivered to the customer.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less or we recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

Note 3.  Acquisitions

Spectrum Tracer Services

On August 31, 2017, we acquired 100% of the equity interests in Spectrum Tracer Services, LLC (“Spectrum”) in exchange for approximately $83 million, subject to certain adjustments, which was comprised of (i) approximately $76 million in cash and (ii) 0.4 million shares of our common stock using a fair market value of $19.42 per share. The cash portion was funded with available cash and borrowings under our Senior Secured Credit Facility (as defined below). We believe Spectrum’s tracer diagnostics services strengthens our ability to provide our customers with actionable data and analysis to optimize oil and natural gas well completions and field development strategies.

The acquisition of Spectrum includes an earn-out provision that could provide up to $12.5 million in additional cash consideration to Spectrum’s former unitholders if Spectrum’s actual gross profit during the earn-out period that commenced on October 1, 2017 and ends on December 31, 2018 is greater than the earn-out threshold. The fair value of the earn-out recognized on the acquisition date was $0.4 million. We estimated the fair value of the earn-out using a risk-neutral option pricing analysis within a Monte Carlo simulation framework. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of income as a change in fair value of contingent consideration. As of March 31, 2018 and December 31, 2017, the earn-out had a value of $1.9 million and $3.4 million, respectively, and is included in noncurrent contingent consideration on the condensed consolidated balance sheet. During the three months ended March 31, 2018, we recognized $1.5 million as a decrease in the estimated fair value of contingent consideration expense in the condensed consolidated statements of income related to the change in fair value of the Spectrum earn-out. The cash payment, if any, is expected to be paid during the second quarter of 2019.

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

Pro Forma (Unaudited)
Three Months Ended
March 31, 2017
Revenue	$64,006
Net income attributable to NCS Multistage Holdings, Inc.	7,262
Diluted earnings per share	0.20

The purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets recognized. By combining Spectrum’s tracer diagnostics services offering with our existing portfolio of completions products and services, we believe we have an opportunity to increase our revenue through the cross-selling of tracer diagnostics services to current NCS customers and to sell NCS’s completions products and services to current Spectrum customers. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Spectrum. The assets and liabilities of Spectrum have been measured based on various preliminary estimates using assumptions that we believe are reasonable based on information that is currently available. The purchase price

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

allocation is preliminary and adjustments to provisional amounts may occur as we continue to analyze information. We have recognized $40.2 million of goodwill as a result of the transaction of which approximately $6 million will be non-deductible for tax purposes. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change, however, we do not expect such adjustments to materially change the purchase price allocation. We also incurred acquisition costs of $22 thousand related to this acquisition during the three months ended March 31, 2017, which was included in general and administrative expense on our condensed consolidated statements of income.

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

These intangible assets are amortized on a straight-line basis, which is presented in amortization in our condensed consolidated statements of income. Amortization expense for the intangible assets for the Spectrum acquisition was $0.4 million for the three months ended March 31, 2018.

Repeat Precision

On February 1, 2017, we acquired a 50% interest in Repeat Precision for $6.0 million. Historically, the business has been a supplier to NCS. Our strategic purchase of 50% of this business ensures that we have continued access to these services and allows us greater control of the allocation of their capacity, ensuring that we can scale their operations together with ours. In addition, Repeat Precision also markets composite frac plugs and related accessories, providing an additional revenue opportunity.

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out at the acquisition date as a contingent adjustment to the purchase price in the amount of $7.0 million. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based on Repeat Precision’s 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of income as a change in fair value of contingent consideration. As of March 31, 2018, the earn-out had a value of $9.6 million, which is included in current contingent consideration on the condensed consolidated balance sheet. As of December 31, 2017, the earn-out had a value of $9.4 million, which is included in noncurrent contingent consideration on the condensed consolidated balance sheet. During the three months ended March 31, 2018, we recognized $0.2 million as a change in fair value of contingent consideration expense in the condensed consolidated statements of income related to the change in fair value of the earn-out. The cash payment, if any, is expected to be paid during the first quarter of 2019 and will not exceed $10.0 million.

As NCS has the controlling voting interest in Repeat Precision, we determined that the transaction was a business combination and used the acquisition method of accounting and have included Repeat Precision in our consolidated financial statements from the acquisition date. As a result, the other party’s ownership percentage is presented separately as a non-controlling interest.

The purchase price is allocated to the fair value of assets acquired and liabilities assumed as of the acquisition date and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. By combining Repeat Precision’s expertise in providing high-quality machining services with NCS’s engineering capabilities, product development expertise and customer relationships, we believe that we have additional revenue opportunities for NCS to leverage the vertically integrated supply chain by developing and marketing new completions products. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Repeat. The purchase price allocation was finalized during the first quarter of 2018. We have recognized $15.2 million of goodwill as a result of the transaction and expect the full amount to be deductible for tax purposes. We also incurred acquisition costs of $0.3 million related to this acquisition during the first quarter of 2017, which were included in general and administrative expense on our condensed consolidated statements of income.

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

In connection with the Repeat Precision acquisition, we acquired intangible assets in the amount of $4.1 million related to customer relationships. The intangible assets are amortized over their estimated ten-year useful lives. Amortization expense for the intangible assets for the Repeat Precision acquisition was $0.1 million for each of the three months ended March 31, 2018 and 2017, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Inventories

Inventories consist of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$2,541	$2,412
Work in process	674	623
Finished goods	27,182	30,100
Total inventories	$30,397	$33,135

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Land	$2,109	$2,167
Building and improvements	5,064	5,155
Machinery and equipment	13,789	13,418
Computers and software	2,188	2,157
Furniture and fixtures	1,010	1,013
Vehicles	6,528	5,751
Service equipment	244	244
	30,932	29,905
Less: Accumulated depreciation and amortization	(7,898)	(7,012)
	23,034	22,893
Construction in progress	1,351	758
Property and equipment, net	$24,385	$23,651

Note 6.   Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

At December 31, 2016	$122,077
Acquisitions	55,409
Currency translation adjustment	6,992
At December 31, 2017	$184,478
Currency translation adjustment	(2,997)
At March 31, 2018	$181,481

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$148,343	$(54,236)	$94,107
Trademarks	5 - 10	2,567	(1,061)	1,506
Customer relationships	10 - 21	40,695	(5,395)	35,300
Total identifiable intangibles		$191,605	$(60,692)	$130,913

		December 31, 2017
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$151,433	$(52,730)	$98,703
Trademarks	5 - 10	2,588	(1,042)	1,546
Customer relationships	10 - 21	41,058	(4,895)	36,163
Total identifiable intangibles		$195,079	$(58,667)	$136,412

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and bonus	$2,994	$5,167
Property and franchise taxes accrual	246	390
Accrued acquisition related costs	—	25
Accrued other miscellaneous liabilities	838	1,091
Total accrued expenses	$4,078	$6,673

Note 8.  Debt

Our long-term debt consists of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Senior Secured Credit Facility	$20,000	$20,000
Promissory note	3,414	3,313
Equipment notes	1,214	1,295
Capital leases	3,044	2,428
Total debt	27,672	27,036
Less: current portion	(5,612)	(5,334)
Long-term debt	$22,060	$21,702

The estimated fair value of total debt for the periods ended March 31, 2018 and December 31, 2017 was $27.2 million and $26.7 million, respectively. The carrying value of the Senior Secured Credit Facility and the promissory note approximated the fair value of debt as it can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a description of our credit agreement and other financing arrangements.

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

We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018, we entered into Amendment No. 2 to the Credit Agreement, which amended certain negative covenants contained in the Credit Agreement. As of March 31, 2018 and December 31, 2017, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility. We incurred interest expense related to the Senior Secured Credit Facility of $0.3 million for the three months ended March 31, 2018.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at March 31, 2018 was 5.50%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of March 31, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Direct costs of $1.0 million were incurred in connection with the Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. The costs are being amortized over the term of the Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for the three months ended March 31, 2018.

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. The promissory note is secured against equipment, inventory and receivables. It bears interest at a variable interest rate based on prime plus 1%. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and is scheduled to mature on February 16, 2019. No other terms were changed. As of March 31, 2018 and December 31, 2017, the outstanding balance on the promissory note was $3.4 million and $3.3 million, respectively.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1%, matures on February 27, 2021 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of March 31, 2018 and December 31, 2017, the outstanding balance on the equipment note was $0.6 million for each period.

In April 2017, Repeat Precision entered into another equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1%, matures on December 21, 2018 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18% per annum. As of March 31, 2018 and December 31, 2017, the outstanding balance on the equipment note was $0.7 million for each period.

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

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income, net in our condensed consolidated statements of income for the three months ended March 31, 2017.

Note 10.  Stockholders’ Equity

The holders of common stock are entitled to one vote for each share of common stock held. The holder, Cemblend Systems, Inc. (“Cemblend”), of the one share of preferred stock, designated as the “Special Voting Share” in our amended and restated certificate of incorporation, is entitled to vote on all matters that a holder of common stock is entitled to vote on and is entitled to cast a number of votes equal to the number of exchangeable shares of NCS Multistage, Inc. (“NCS Canada”), a subsidiary of the Company, then outstanding that are not owned by us, multiplied by the exchange ratio (as defined in the articles of incorporation of NCS Canada), which was adjusted from one to three in April 2017 in connection with our stock split. As of March 31, 2018 and December 31, 2017, one share of preferred stock was issued and outstanding. As of December 31, 2017, the number of shares of common stock issuable for the exchangeable shares totaled 1,769,247 and was held by Cemblend. On February 14, 2018, we issued 442,312 shares of common stock to Cemblend in exchange for shares of NCS Canada. As of March 31, 2018, the number of shares of common stock

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

issuable for the exchangeable shares totaled 1,326,935. The exchangeable shares are convertible upon demand at the stock price on the conversion date. The holders of common stock are entitled to receive dividends as declared from time-to-time by our board of directors. The holder of the Special Voting Share is not entitled to receive dividends. No dividends were declared during the periods ended March 31, 2018 or December 31, 2017.

Note 11.  Share-Based Compensation

During the three months ended March 31, 2018, we granted 582,184 restricted stock units (“RSUs”) at a weighted average grant date fair value of $8.5 million. Of the RSUs granted, 536,014 will vest and settle ratably over three years on each anniversary of the date of grant and 46,170, which were granted to the non-employee members of the Board of Directors, will vest on the one year anniversary of the grant date. The RSUs for the members of the Board of Directors settle for shares of common stock on a one-for-one basis within thirty days following the earliest of (i) one year following the termination of the person’s service for any reason other than cause, (ii) a change of control or (iii) the fifth anniversary of the grant date.

During the three months ended March 31, 2018, we also granted 156,516 of performance stock unit awards (“PSUs”) with a fair value at the date of grant of $2.7 million with a performance period from January 1, 2018 to December 31, 2020. The fair value of the PSUs was measured using a Monte Carlo simulation on the date the PSUs were granted. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to our performance peer group over a three-year performance period. In no event shall the participant earn more than 200% of the target PSUs. If the actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no PSUs will vest.

The total share-based compensation expense for all awards was $2.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Note 12.  Income Taxes

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual effective rate would include applicable modifications, which were projected for the year, such as certain book expenses not deductible for tax, tax credits and foreign deemed dividends.

We recorded a tax expense of $0.9 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, our effective tax rates were 7.4% and 24.9%, respectively. The income tax expense and effective tax rate for the three months ended March 31, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax benefit of $2.1 million was recorded in tax expense with a corresponding reduction in the effective tax rate of 16.4%. Additionally, the effective tax rate for March 31, 2018 included a tax benefit of $0.3 million for the tax effect of exercised stock option awards.

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Our preliminary estimate of the 2017 Tax Act and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates. The final determination of the impact of the 2017 Tax Act and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act in accordance with SAB 118. Those adjustments may impact our provision for income taxes in the period in which the adjustments are made.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three months ended March 31, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income, net in the condensed consolidated statements of income and recognized $2 thousand for the three months ended March 31, 2017.

Note 13.  Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per common share from net income (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator—Basic
Net income	$11,865	$6,348
Less: income attributable to participating shares	399	333
Less: income (loss) attributable to non-controlling interest	887	(202)
Net income attributable to NCS Multistage Holdings, Inc.––Basic	$10,579	$6,217

Numerator—Diluted
Net income	$11,865	$6,348
Less: income (loss) attributable to non-controlling interest	887	(202)
Net income attributable to NCS Multistage Holdings, Inc.––Diluted	$10,978	$6,550

Denominator
Basic weighted average number of shares	44,252	34,006
Exchangeable shares for common stock	1,543	1,819
Dilutive effect of stock options, restricted stock and ESPP	1,319	921
Diluted weighted average number of shares	47,114	36,746

Earnings per common share
Basic	$0.24	$0.18
Diluted	$0.23	$0.18

Note 14.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of our operations should be read together with our financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited financial statements and the related notes thereto included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). This discussion and analysis contains forward-looking statements regarding the industry outlook, estimates and assumptions concerning events and financial and industry trends that may affect our future results of operations or financial condition and other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “—Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “NCS,” “we,” “our” and “us” refer to NCS Multistage Holdings, Inc.

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

In addition to our Multistage Unlimited family of completion products and services, we sell other products including our AirLock casing buoyancy system and liner hanger systems. We also provide well completion diagnostics and reservoir characterization services that utilize downhole chemical and radioactive tracers through Spectrum Tracer Services, LLC (“Spectrum”) and engineering consulting services through Anderson Thompson Reservoir Strategies. Repeat Precision, LLC (“Repeat Precision”), sells composite frac plugs and related accessories and provides third-party manufacturing services. We operate in one reportable segment.

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

Over the past several years, North American E&P companies have been able to reduce their cost structures in response to lower oil and natural gas prices and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The average U.S. land rig count improved from 722 in the first quarter of 2017 to 965 in the first quarter of 2018, while the average rig count in Canada, which exhibits a higher degree of seasonality than the U.S., decreased from 294 in the first quarter of 2017 to 267 in the first quarter of 2018. Over this time, the demand for our products and services has also increased.

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to below $43 per barrel in June 2017 before recovering to approximately $63 per barrel by the end of March 2018. Crude oil pricing has been supported by voluntary oil production reductions by members of the Organization of Petroleum Exporting Countries (“OPEC”), and certain other countries, including Russia. These supply reductions were announced in November 2016 and were initially implemented in 2017. In November 2017, OPEC and certain other countries, including Russia, announced their intent to extend the supply reductions through the end of 2018. There can be no assurance that the countries involved will comply with the intended reductions and the amount of oil supply that may be returned to the market if the supply reductions are not extended beyond the end of 2018 is unknown. Natural gas pricing has been more stable, remaining close to $3.00 per mmBtu. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wider-than-normal discounts to Henry Hub pricing resulting from infrastructure bottlenecks and elevated local storage levels. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows and planned capital spending and drilling activity. Sustained declines in commodity prices, combined with potential increases in the cost of drilling and completing wells resulting from high utilization in certain oilfield services categories could lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per bbl)	Brent Crude (per bbl)	Henry Hub Natural Gas (per mmBtu)
3/31/2017	$51.62	$53.59	$3.02
6/30/2017	48.10	49.55	3.08
9/30/2017	48.15	52.10	2.95
12/31/2017	55.27	61.40	2.91
3/31/2018	62.91	66.86	3.08

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the first quarter of 2017, as provided by Baker Hughes, a GE company:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2017	722	294	1,016
6/30/2017	874	116	990
9/30/2017	927	207	1,134
12/31/2017	902	203	1,105
3/31/2018	965	267	1,232

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. In 2018, Canada has experienced higher than normal levels of precipitation, including snowfall, which may result in a more protracted seasonal reduction in drilling and completion activity. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January.

The average Canadian rig count declined in the first quarter of 2018 relative to the first quarter of 2017. We believe this reduction in drilling activity was primarily a result of low recent spot natural gas prices as well as greater discounts in Canadian crude oil pricing relative to U.S. benchmarks.

Based on the current commodity price environment, many U.S. E&P companies have indicated that they expect to increase their drilling and completions budgets in 2018, relative to 2017. In the first quarter of 2018 many E&P and oilfield services companies, including us, noted instances of supply chain disruptions related to material and labor availability, which have resulted in what are expected to be temporary delays in planned drilling and completion activity. The market in Canada continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, especially those that sell natural gas into the local market. As a result, industry capital spending in Canada in 2018 is currently forecast to be in line with or below 2017 levels, with higher spending by producers of oil and liquids-rich natural gas offset by declines by producers of natural gas. During the first quarter of 2018, the average land drilling rig count in Canada, as provided by Baker Hughes, has been nine percent lower than during the same period in 2017. We expect that we will be able to leverage our technologically differentiated product and service offering to continue to grow our business in 2018, especially in the United States, where industry activity is expected to grow and where we have greater opportunities for further market share penetration.

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

How We Generate Revenues

We derive the majority of our revenues from the sale of our Multistage Unlimited products and the provision of related services. The remainder of our revenues are generated from sales of our AirLock casing buoyancy system, our liner hanger systems and services provided by Spectrum and Anderson Thompson Reservoir Strategies. Repeat Precision generates revenue through the sale of composite frac plugs and the provision of third-party manufacturing services.

Product sales represented 70.9% and 77.7% of our revenue for the three months ended March 31, 2018 and 2017, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29.1% and 22.3% of our revenues for the three months ended March 31, 2018 and 2017, respectively. Services include our tool charges and associated services related to our Multistage Unlimited offering and our tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity we will, in certain instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves and the provision of our services.

For the three months ended March 31, 2018 and 2017, approximately 67% and 71%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. During the first quarter of 2017, we acquired Repeat Precision, which we believe will allow us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order that will impose a tariff of 25% on steel imported from certain countries. While we and our suppliers have locked in pricing for certain raw materials required to support our anticipated business activity during 2018, we anticipate that the tariff could result in an increase in our cost of sales, beginning as early as the second quarter. We will strive to pass through some, if not all, of the increases in raw material costs directly resulting from the tariff to our customers, however there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars for the three months ended March 31, 2018 and 2017, were approximately 23% and 28%, respectively.

Results of Operations

We made acquisitions in the first quarter and third quarter of 2017. For additional information about these acquisitions, see “Note 3. Acquisitions” in our unaudited condensed consolidated financial statements. Due to these acquisitions, our results of operations for the 2018 period presented may not be comparable to historical results of operations for the 2017 period. The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance 2018 vs. 2017
	2018	2017	$	%
Revenues
Product sales	$50,108	$45,574	$4,534	9.9%
Services	20,578	13,062	7,516	57.5%
Total revenues	70,686	58,636	12,050	20.6%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	24,703	24,715	(12)	(0.0)%
Cost of services, exclusive of depreciation and amortization expense shown below	8,889	4,639	4,250	91.6%
Total cost of sales, exclusive of depreciation and amortization expense shown below	33,592	29,354	4,238	14.4%
Selling, general and administrative expenses	21,027	12,772	8,255	64.6%
Depreciation	1,099	564	535	94.9%
Amortization	3,321	6,022	(2,701)	(44.9)%
Change in fair value of contingent consideration	(1,353)	—	(1,353)	100.0%
Income from operations	13,000	9,924	3,076	31.0%
Other income (expense)
Interest expense, net	(457)	(1,509)	1,052	69.7%
Other income, net	84	974	(890)	(91.4)%
Foreign currency exchange gain (loss)	183	(941)	1,124	119.4%
Total other expense	(190)	(1,476)	1,286	87.1%
Income before income tax	12,810	8,448	4,362	51.6%
Income tax expense	945	2,100	(1,155)	(55.0)%
Net income	11,865	6,348	5,517	86.9%
Net income (loss) attributable to noncontrolling interest	887	(202)	1,089	539.1%
Net income attributable to NCS Multistage Holdings, Inc.	$10,978	$6,550	$4,428	67.6%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues

Revenues were $70.7 million for the three months ended March 31, 2018 as compared to $58.6 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase in the volume of sales of our completions products and services due to higher customer drilling and well completion activity in North America as well as the contributions from Repeat Precision and Spectrum, both of which were acquired during 2017. Product sales for the three months ended March 31, 2018 were

$50.1 million as compared to $45.6 million for the three months ended March 31, 2017. Our service revenue was $20.6 million for the three months ended March 31, 2018 as compared to $13.1 million for the three months ended March 31, 2017.

Cost of sales

Cost of sales was $33.6 million, or 47.5% of revenues, for the three months ended March 31, 2018 as compared to $29.4 million, or 50.1% of revenues, for the three months ended March 31, 2017. The increase in cost of sales was primarily a result of higher product sales in addition to the inclusion of Repeat Precision and Spectrum. Cost of sales was a lower percentage of revenues due to the relative increase in services revenue and higher sales volumes at Repeat Precision, which enabled better utilization of fixed costs. Cost of product sales was $24.7 million, or 49.3% of product sales revenue, and cost of services was $8.9 million, or 43.2% of service revenue, for the three months ended March 31, 2018. For the three months ended March 31, 2017, cost of product sales was $24.7 million, or 54.2% of product sales revenue, and cost of services was $4.6 million, or 35.5% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.0 million for the three months ended March 31, 2018 as compared to $12.8 million for the three months ended March 31, 2017. The increase was the direct result of headcount additions in substantially all functional areas, three months of operations for our Repeat Precision and Spectrum acquisitions and an increase in share-based compensation related to the issuance of restricted stock units and performance stock unit awards as well as amendments to certain stock options in connection with our initial public offering (“IPO”) during the second quarter of 2017. The increases were partially offset by significant non-capitalizable additional expenses incurred related to our IPO of $1.5 million and acquisition costs of $0.3 million incurred during the three months ended March 31, 2017.

Depreciation

Depreciation was $1.1 million for the three months ended March 31, 2018 as compared to $0.6 million for the three months ended March 31, 2017. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions.

Amortization

Amortization was $3.3 million for the three months ended March 31, 2018 as compared to $6.0 million for the three months ended March 31, 2017. The decrease in amortization was related to intangible assets that became fully amortized during the fourth quarter of 2017. The decrease was partially offset by an increase in amortizable intangible assets related to our acquisitions and the increase in the average exchange rate between the Canadian dollar and the U.S. dollar.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $(1.4) million for the three months ended March 31, 2018 due to the $1.4 million decrease in the fair value of the earn-outs associated with our acquisitions.

Interest expense, net

Interest expense, net was $0.5 million for the three months ended March 31, 2018 as compared to $1.5 million for the three months ended March 31, 2017. The decrease in interest expense, net was primarily a result of prepaying our prior term loan in full in May 2017 by utilizing a portion of the proceeds from our IPO. The decrease was partially offset by higher interest expense due to borrowing $20.0 million under our Senior Secured Credit Facility in August 2017.

Other income, net

Other income, net was $0.1 million for the three months ended March 31, 2018 as compared to $1.0 million for the three months ended March 31, 2017. Other income, net was lower primarily due to the receipt of $0.9 million from an arbitration case that was decided in our favor in February 2017.

Foreign currency exchange gain (loss)

Foreign currency exchange gain was $0.2 million for the three months ended March 31, 2018 as compared to a loss of $(0.9) million for the three months ended March 31, 2017. The change was primarily due to the impact of the foreign currency denominated debt and movement in the foreign currency exchange rates between the periods.

Income tax expense

Income tax expense was $0.9 million for the three months ended March 31, 2018 as compared to $2.1 million for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, our effective income tax rates were 7.4% and 24.9%, respectively. The income tax expense and effective tax rate for the three months ended March 31, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax benefit of $2.1 million was recorded in tax expense with a corresponding reduction in the effective tax rate of 16.4%. Additionally, the effective tax rate for March 31, 2018 included a tax benefit of $0.3 million for the tax effect of exercised stock option awards.

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

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Our preliminary estimate of the 2017 Tax Act and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates. The final determination of the impact of the 2017 Tax Act and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act in accordance with SAB 118. Those adjustments may impact our provision for income taxes in the period in which the adjustments are made.

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three months ended March 31, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of March 31, 2018, we had cash and cash equivalents of $23.7 million and availability under the Senior Secured Credit Facility of $55.0 million. Our total indebtedness was $27.7 million as of March 31, 2018.

Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions. Our capital expenditures for the three months ended March 31, 2018 and 2017 were $1.1 million and $1.6 million, respectively. We plan to incur approximately $15 million to $18 million in capital expenditures during 2018, which includes capital expenditures related to a new enterprise resource planning system and the remainder of the estimated spending for our research and development facility described below. We are investing in our owned facility in Canada to create a research and development facility for product development as well as to further demonstrate the capabilities and benefits of our products to our customers. We estimate total spending for the project to be approximately $11 million CAD ($8.5 million at March 31, 2018), which started in 2017 and which we expect will be completed in 2018. We believe our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(8,299)	$2,564
Net cash used in investing activities	(1,066)	(6,382)
Net cash used in financing activities	(36)	(2,385)
Effect of exchange rate changes on cash and cash equivalents	(728)	(92)
Net change in cash and cash equivalents	$(10,129)	$(6,295)

Operating Activities

Net cash (used in) provided by operating activities was $(8.3) million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in 2018 was primarily related to changes in working capital including income tax payable, accrued expenses and other liabilities. The decrease was partially offset by higher net income as a result of increased business activity, higher share-based compensation expense and changes to inventories and accounts payable.

Investing Activities

Net cash used in investing activities was $1.1 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in investing activities during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily related to the $6.0 million funding of our 50% interest in Repeat Precision in 2017. See “Note 3. Acquisitions” in our unaudited condensed consolidated financial statements. The decrease was partially offset by a $1.0 million note receivable repayment during the three months ended March 31, 2017.

Financing Activities

The net cash used in financing activities for the three months ended March 31, 2018 and 2017 was $36 thousand and $2.4 million, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily related to the $3.0 million of note repayments of the prior term loan under our prior senior secured credit facility in 2017.

Financing Arrangement

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

The Senior Secured Credit Facility originally consisted of a (i) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018, we entered into Amendment No. 2 to the Credit Agreement, which amended certain negative covenants contained in the Credit Agreement. At March 31, 2018, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at March 31, 2018 was 5.50%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of March 31, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Contractual Obligations

Except for the $2.1 million reduction of income tax payable related to the 2017 Tax Act as discussed in “Note 12. Income Taxes” in our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements with the exception of operating leases.

Critical Accounting Policies

We have updated our revenue recognition policies in conjunction with our adoption of ASU 2014-09 and its related amendments (collectively known as “ASC 606”) as further described in “Note 2. Revenue” in our unaudited condensed consolidated financial statements. There are no other material changes to our critical accounting policies from those included in the Annual Report for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

See “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements for discussion of the accounting pronouncements we recently adopted and the accounting pronouncements recently issued by the Financial Accounting Standards Board.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	declines in the level of oil and natural gas exploration and production activity within Canada and the United States;
•	oil and natural gas price fluctuations;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;
•	impact of severe weather conditions;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our failure to identify and consummate potential acquisitions;
•	our inability to integrate or realize the expected benefits from acquisitions;
•	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;
•	our inability to accurately predict customer demand;
•	losses and liabilities from uninsured or underinsured drilling and operating activities;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;
•	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including environmental regulations and the 2017 Tax Act;
•	loss of our information and computer systems;

•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;
•	our failure to establish and maintain effective internal control over financial reporting;
•	our success in attracting and retaining qualified employees and key personnel; and
•	our inability to satisfy technical requirements and other specifications under contracts and contract tenders.

For the reasons described above, as well as factors identified in “Item 1A. Risk Factors” in this Quarterly Report and the section of the Annual Report entitled “Risk Factors,” we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Quarterly Report, including, among others, AirLock, GripShift, Mongoose, MultiCycle, Multistage Unlimited, ATRS, OST, Vector Max, Vector-1, NCS, Spectrum Tracer Services and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Quarterly Report without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Other trademarks, service marks or trade names appearing in this Quarterly Report are the property of their respective owners.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report for the fiscal year ended December 31, 2017. Our exposure to market risk has not changed materially since December 31, 2017.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017 material weaknesses in our internal control over financial reporting. We undertook actions during 2017 to remediate the material weaknesses, including the re-design and implementation of new controls. However as of December 31, 2017 such controls had not been in place and operated for a sufficient period of time to demonstrate they were operating effectively. During the first quarter of 2018, we completed our testing of the operating effectiveness of these controls and determined the re-designed and newly implemented controls were operating effectively as of March 31, 2018.

Lack of sufficient knowledgeable accounting and financial reporting personnel

Management previously identified a material weakness as we did not design and maintain an effective control environment with a sufficient number of trained professionals with the appropriate level of accounting knowledge and experience to properly analyze, record and disclose accounting matters commensurate with our financial reporting requirements. We have taken various actions, to remediate the previously identified material weakness. Specifically, we hired new accounting professionals including management, technical, process improvement and financial system roles which has allowed for enhanced controls, including analysis, review and documentation. Additionally, we implemented a program and policy to assess the performance of our employees on a continual basis, inclusive of providing periodic technical accounting and financial reporting trainings. We also established a Disclosure Committee and an Internal Audit function during 2017 which provide further monitoring and oversight of our accounting, financial reporting and control activities. Based on the actions taken, management concluded that the material weakness described above has been remediated as of the date of this report.

Segregation of duties related to journal entries and account reconciliations

Management previously identified a material weakness in the design and operating effectiveness of controls over segregation of duties related to journal entries and account reconciliations as certain accounting personnel had the ability to prepare and post journal entries, as well as reconcile accounts.  We implemented new controls to remediate the previously identified material weakness. Specifically, we removed access for certain accounting personnel within the Company to prepare and post journal entries and designed and implemented controls which has allowed for review of all journal entries by individuals without the ability to prepare and post. During the quarter ended March 31, 2018, we completed the testing of these controls and found them to be effective. Based on the actions taken, and the testing and evaluation of the effectiveness of the control, management concluded that these controls are operating effectively and the material weakness described above has been remediated as of the date of this report.

Review of the presentation of the statement of cash flows

Management previously identified a material weakness in the design and operating effectiveness of controls over the presentation of the statement of cash flows. We designed and implemented a new control to remediate the previously identified material weakness. Specifically, the new control includes the Chief Accounting Officer reviewing the presentation of the statement of cash flows and conducting an accounting management cash flow meeting, which has allowed for the analysis and review of transactions that have occurred during the period and the consideration of the presentation and disclosure of those items on the statement of cash flows. During the quarter ended March 31, 2018, we completed the testing of this control and found it to be effective. Based on the actions taken, and the testing and evaluation of the effectiveness of the control, management concluded that this control is operating effectively and the material weakness described above has been remediated as of the date of this report.

Accounting for income taxes

Management previously identified a material weakness in the design and operating effectiveness of controls over the accounting for income taxes. In response to the material weakness, we implemented new control activities and enhanced the design of existing controls and hired additional tax personnel. Specifically, the hiring of additional tax personnel has allowed for enhanced analysis and review of the accounting for income taxes. Further, we enhanced the design of the controls over the review of the current income tax provision, deferred taxes and related income tax disclosures, as well as implemented a new control over the review of the work performed by third party tax accounting experts used to assist management. During the quarter ended March 31, 2018, we completed the testing of these controls and found them to be effective. Based on the actions taken, and the testing and evaluation of the effectiveness of the controls, management concluded that these controls are operating effectively and the material weakness described above has been remediated as of the date of this report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2017.

Item 6.  Exhibits

Exhibit
No.		Description
10.1

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

Date: May 11, 2018	NCS Multistage Holdings, Inc.

	By:	/s/ Robert Nipper
Robert Nipper
Chief Executive Officer

(Principal Executive Officer and Authorized
Signatory)