Form 10-Q
period 2018-06-30
NCS Multistage Holdings, Inc.
filed 2018-08-08
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 44,908,920 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$33,477	$33,809
Accounts receivable—trade, net	40,394	47,880
Inventories	30,991	33,135
Prepaid expenses and other current assets	3,637	1,616
Other current receivables	5,983	1,369
Total current assets	114,482	117,809
Noncurrent assets
Property and equipment, net	25,691	23,651
Goodwill	179,519	184,478
Identifiable intangibles, net	126,876	136,412
Deposits and other assets	1,416	1,563
Total noncurrent assets	333,502	346,104
Total assets	$447,984	$463,913
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$8,320	$7,448
Accrued expenses	5,292	6,673
Income taxes payable	129	10,561
Current contingent consideration	11,695	—
Other current liabilities	2,361	1,673
Current maturities of long-term debt	2,801	5,334
Total current liabilities	30,598	31,689
Noncurrent liabilities
Long-term debt, less current maturities	22,240	21,702
Noncurrent contingent consideration	—	12,835
Other long-term liabilities	1,224	4,513
Deferred income taxes, net	20,427	24,183
Total noncurrent liabilities	43,891	63,233
Total liabilities	74,489	94,922
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, one share issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 44,926,665 shares issued and 44,908,317 shares outstanding at June 30, 2018 and 43,931,484 shares issued
and 43,913,136 shares outstanding at December 31, 2017	449	439
Additional paid-in capital	405,550	399,426
Accumulated other comprehensive loss	(77,631)	(66,707)
Retained earnings	31,036	23,864
Treasury stock, at cost; 18,348 shares at June 30, 2018 and at December 31, 2017	(175)	(175)
Total stockholders’ equity	359,229	356,847
Non-controlling interest	14,266	12,144
Total equity	373,495	368,991
Total liabilities and stockholders' equity	$447,984	$463,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Product sales	$27,773	$29,397	$77,881	$74,971
Services	15,625	7,460	36,203	20,522
Total revenues	43,398	36,857	114,084	95,493
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	12,622	15,733	37,325	40,448
Cost of services, exclusive of depreciation and amortization expense shown below	7,290	3,152	16,179	7,791
Total cost of sales, exclusive of depreciation and amortization expense shown below	19,912	18,885	53,504	48,239
Selling, general and administrative expenses	22,125	16,163	43,152	28,935
Depreciation	1,156	678	2,255	1,242
Amortization	3,283	5,973	6,604	11,995
Change in fair value of contingent consideration	213	767	(1,140)	767
(Loss) income from operations	(3,291)	(5,609)	9,709	4,315
Other income (expense)
Interest expense, net	(608)	(2,007)	(1,065)	(3,516)
Other (expense) income, net	(44)	64	40	1,038
Foreign currency exchange gain	106	1,952	289	1,011
Total other (expense) income	(546)	9	(736)	(1,467)
(Loss) income before income tax	(3,837)	(5,600)	8,973	2,848
Income tax (benefit) expense	(1,019)	(855)	(74)	1,245
Net (loss) income	(2,818)	(4,745)	9,047	1,603
Net income (loss) attributable to non-controlling interest	1,235	(254)	2,122	(456)
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,053)	$(4,491)	$6,925	$2,059
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.09)	$(0.11)	$0.15	$0.05
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.09)	$(0.11)	$0.15	$0.05
Weighted average common shares outstanding
Basic	44,778	40,198	44,517	37,119
Diluted	44,778	40,198	47,186	40,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income	$(2,818)	$(4,745)	$9,047	$1,603
Foreign currency translation adjustments, net of tax of $0	(4,235)	5,940	(10,924)	7,593
Comprehensive (loss) income	(7,053)	1,195	(1,877)	9,196
Less: Comprehensive income (loss) attributable to non-controlling interest	1,235	(277)	2,122	(456)
Comprehensive (loss) income attributable to NCS Multistage Holdings, Inc.	$(8,288)	$1,472	$(3,999)	$9,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2017
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2016	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	18,348	$(175)	$—	$177,478
Acquisition	—	—	—	—	—	—	—	—	—	12,954	12,954
Share-based compensation	—	—	—	—	1,836	—	—	—	—	—	1,836
Net income (loss)	—	—	—	—	—	—	2,059	—	—	(456)	1,603
Issuance of common stock upon IPO, net of offering costs	—	—	9,550,000	96	148,841	—	—	—	—	—	148,937
Currency translation adjustment	—	—	—	—	—	7,593	—	—	—	—	7,593
Balances as of June 30, 2017	1	$—	43,574,326	$436	$388,243	$(74,422)	$23,821	18,348	$(175)	$12,498	$350,401

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2017	1	$—	43,931,484	$439	$399,426	$(66,707)	$23,864	18,348	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share-based compensation	—	—	—	—	5,332	—	—	—	—	—	5,332
Net income	—	—	—	—	—	—	6,925	—	—	2,122	9,047
Exercise of stock options	—	—	552,869	6	796	—	—	—	—	—	802
Cemblend exchangeable shares	—	—	442,312	4	(4)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(10,924)	—	—	—	—	(10,924)
Balances as of June 30, 2018	1	$—	44,926,665	$449	$405,550	$(77,631)	$31,036	18,348	$(175)	$14,266	$373,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$9,047	$1,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,859	13,237
Amortization of deferred loan cost	168	289
Share-based compensation	5,332	1,836
Provision for inventory obsolescence	858	—
Deferred income tax benefit	(2,185)	(8,577)
Gain on sale of property and equipment	(16)	(44)
Foreign exchange gain on financing item	—	(1,780)
Write-off of deferred loan costs	—	1,422
Change in fair value of contingent consideration	(1,140)	767
Changes in operating assets and liabilities:
Accounts receivable—trade	6,753	(3,598)
Inventories	391	(4,866)
Prepaid expenses and other assets	(2,066)	(601)
Accounts payable—trade	1,587	60
Accrued expenses	(1,284)	1,407
Other liabilities	284	(679)
Income taxes receivable/payable	(19,093)	6,564
Net cash provided by operating activities	7,495	7,040
Cash flows from investing activities
Purchases of property and equipment	(3,068)	(3,873)
Purchase and development of software and technology	(714)	—
Proceeds from sales of property and equipment	232	137
Proceeds from short-term note receivable	—	1,000
Acquisition of business, net of cash acquired	—	(5,996)
Net cash used in investing activities	(3,550)	(8,732)
Cash flows from financing activities
Equipment note borrowings	—	1,533
Payments on equipment note and capital leases	(846)	(80)
Promissory note borrowings	4,884	2,955
Payments on promissory note	(7,749)	(1,216)
Payment of deferred loan cost related to senior secured credit facility	—	(683)
Payments related to public offering	—	(2,178)
Proceeds from related party note receivable	—	752
Repayment of term note	—	(89,077)
Proceeds from issuance of common stock, net of offering costs	—	151,356
Proceeds from the exercise of options for common stock	802	—
Net cash (used in) provided by financing activities	(2,909)	63,362
Effect of exchange rate changes on cash and cash equivalents	(1,368)	46
Net change in cash and cash equivalents	(332)	61,716
Cash and cash equivalents beginning of period	33,809	18,275
Cash and cash equivalents end of period	$33,477	$79,991
Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$20,830	$3,297
Noncash investing and financing activities
Assets obtained by entering into capital leases	$1,831	$43

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

Summary of New Significant Accounting Policy

Intangible Assets

Certain costs incurred in the development of internal-use software applications are capitalized and costs incurred outside of the software application development stage are expensed as incurred. The amounts capitalized are included in intangibles, categorized as internally developed software, and will be amortized on a straight-line basis over the estimated useful life of the software, which is five years. We will begin to amortize internal-use software when it is ready for its intended use.

Recent Accounting Pronouncements

Pronouncements Adopted in 2018

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU is for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, Revenue from Contracts with Customers. We have elected to early adopt this ASU on April 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. For public entities, this guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-01 on January 1, 2018, which did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The objective of the guidance is to reduce the existing diversity in practice related to the presentation and classification of certain cash receipts and cash payments. The guidance addresses eight specific cash flow issues including but not limited to, debt prepayment or

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is retrospective for all periods presented. Early adoption is permitted including for interim periods. We adopted ASU 2016-15 on January 1, 2018, which did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, however, not before fiscal years beginning after December 15, 2016. Subsequent to ASU 2014-09’s issuance, Topic 606 was amended for FASB updates that changed the effective date as well as addressed certain aspects regarding new revenue standards. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which entities expect to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the use of either a full retrospective or modified retrospective transition method. On January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as Accounting Standards Codification “ASC 606”), using the modified retrospective method. We have concluded that the adoption of this ASU did not have a material impact on our condensed consolidated financial statements. See “Note 2. Revenue” for the required disclosures related to the impact of adopting this standard.

Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840, Leases.  Under ASC 842, lessees will need to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. Entities are required to adopt ASC 842 using a modified retrospective transition method. Certain practical expedients can be applied. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt ASC 842 effective January 1, 2019 and are currently assessing the impact of the adoption. During the second quarter of 2018, we put in place a team, including a third-party consultant, to evaluate our current lease contracts and analyze contracts that may contain lease components. While we cannot currently estimate the quantitative effect that ASC 842 will have on our condensed consolidated financial statements, the adoption of ASC 842 will increase our asset and liability balances on the condensed consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities for most lease obligations that are currently classified as operating leases.

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

Financial Statement Impact of Adopting ASC 606

The cumulative effect of the changes made to our condensed consolidated balance sheet at January 1, 2018 for the adoption of ASC 606 using the modified retrospective method was as follows (in thousands):

[

	Balance at	Adjustments
	December 31,	due to	Balance at
	2017	ASC 606	January 1, 2018
Assets
Accounts receivable—trade, net	$47,880	$313	$48,193

Liabilities
Income taxes payable	$10,561	$66	$10,627

Equity
Retained earnings	$23,864	$247	$24,111

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables compare the reported condensed consolidated balance sheet as of June 30, 2018 and statements of operations for the three and six months ended June 30, 2018, to the balances without the adoption of ASC 606 (in thousands):

	As of June 30, 2018
		Balances	Effect of
		without Adoption	Change
	As Reported	of ASC 606	Higher/(Lower)
Balance Sheet

Assets
Accounts receivable—trade, net	$40,394	$40,235	$159

Liabilities
Income taxes payable	$129	$96	$33

Equity
Retained earnings	$31,036	$30,910	$126

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Balances	Effect of		Balances	Effect of
		without Adoption	Change		without Adoption	Change
	As Reported	of ASC 606	Higher/(Lower)	As Reported	of ASC 606	Higher/(Lower)
Income Statement

Revenues
Services	$15,625	$16,044	$(419)	$36,203	$36,357	$(154)

Costs and expenses
Income tax (benefit) expense	$(1,019)	$(931)	$(88)	$(74)	$(42)	$(32)
Net income	$(2,818)	$(2,487)	$(331)	$9,047	$9,169	$(122)
Net income attributable to NCS Multistage Holdings, Inc.	$(4,053)	$(3,722)	$(331)	$6,925	$7,047	$(122)

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

The payment terms and conditions in our customer contracts vary. We do not have contracts that contain a significant financing component and do not accept noncash consideration from customers.

NCS has elected to recognize shipping and handling costs when the title of the product transfers to the customer. These costs are included in cost of sales in our condensed consolidated statements of operations.

Product Sales Revenues

For product sale arrangements that are standard inventory products or modified inventory products with an alternative use, revenue is recognized at a point in time when control transfers. Control generally transfers upon shipment, which is also when risk of loss and title transfers. Customers may also request bill and hold arrangements in writing. Once we have completed the bill and hold

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

order, the products are segregated from the rest of inventory in the warehouse. The products are delivered based on the customer instructions and revenue is recognized when control transfers, which is generally when title is transferred to the customer.

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

For service arrangements that do have a contract provision with a right to payment for services up to the date of termination, revenue is recognized over time using a unit rate (labor and materials) output method that corresponds to the value we would receive upon termination of the contract at a reporting period. In applying the output method at the end of a quarter, we check that there is no material work in progress that is not in the measurement of the output. The transaction price for the period end is determined by the contract unit rate times the cumulative number of units earned up to the reporting period less any revenue recognized in prior periods.

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
United States
Product sales	$16,309	$29,886
Services	11,396	19,819
Total United States	27,705	49,705
Canada
Product sales	10,740	46,438
Services	3,132	14,609
Total Canada	13,872	61,047
Other Countries
Product sales	724	1,557
Services	1,097	1,775
Total Other Countries	1,821	3,332
Total
Product sales	27,773	77,881
Services	15,625	36,203
Total	$43,398	$114,084

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. The following table includes the contract assets and liabilities as of June 30, 2018 and January 1, 2018 (in thousands):

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2018	$—	$—	$170	$—
Additions	—	—	301	—
Revenue recognized	—	—	(170)	—
Balance at June 30, 2018	$—	$—	$301	$—

Our contract liability as of June 30, 2018 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are usually satisfied before the customer’s payment although prepayments may occasionally be required for international sales.

Contracts with Multiple Performance Obligations

Greater than 99% of our product and service revenues are considered a single performance obligation. Our self-service product line, which is less than one percent of our revenue for the three and six months ended June 30, 2018, is made up of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line that have two performance obligations are (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

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

Note 3.  Acquisitions

Spectrum Tracer Services

On August 31, 2017, we acquired 100% of the equity interests in Spectrum Tracer Services, LLC (“Spectrum”) in exchange for approximately $83 million, subject to certain adjustments, which was comprised of (i) approximately $76 million in cash and (ii) 0.4 million shares of our common stock using a fair market value of $19.42 per share. The cash portion was funded with available cash and borrowings under our Senior Secured Credit Facility (as defined below). We believe Spectrum’s tracer diagnostics services offering strengthens our ability to provide our customers with actionable data and analysis to optimize oil and natural gas well completions and field development strategies.

The acquisition of Spectrum includes an earn-out provision that could provide up to $12.5 million in additional cash consideration to Spectrum’s former unitholders if Spectrum’s actual gross profit during the earn-out period that commenced on October 1, 2017 and ends on December 31, 2018 is greater than the earn-out threshold. The fair value of the earn-out recognized on the acquisition date was $0.4 million. We estimated the fair value of the earn-out using a risk-neutral option pricing analysis within a Monte Carlo simulation framework. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of operations as a change in fair value of contingent consideration. As of June 30, 2018, the earn-out had a value of $2.0 million, which is included in current contingent consideration on the condensed consolidated balance sheet. As of December 31, 2017, the earn-out had a value of $3.4 million and is included in noncurrent contingent consideration on the condensed consolidated balance sheet. During the three and six months ended June 30, 2018, we recognized a change of $0.1 million and $(1.4) million, respectively, in the estimated fair value of

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contingent consideration expense in the condensed consolidated statements of operations related to the change in fair value of the Spectrum earn-out. The cash payment, if any, is expected to be paid during the second quarter of 2019.

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

	Pro Forma (Unaudited)
	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenue	$44,771	$108,777
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(3,846)	$3,416
Diluted earnings per share	$(0.09)	$0.08

The purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets recognized. By combining Spectrum’s tracer diagnostics services offering with our existing portfolio of completions products and services, we believe we have an opportunity to increase our revenue through the cross-selling of tracer diagnostics services to current NCS customers and to sell NCS’s completions products and services to current Spectrum customers. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Spectrum. The assets and liabilities of Spectrum have been measured based on various preliminary estimates using assumptions that we believe are reasonable based on information that is currently available. The purchase price allocation is preliminary and adjustments to provisional amounts may occur as we continue to analyze information. We have recognized $40.2 million of goodwill as a result of the transaction of which approximately $6 million will be non-deductible for tax purposes. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change as we are currently evaluating the deferred taxes calculation, however, we do not expect such adjustments to materially change the purchase price allocation. We also incurred acquisition costs of $0.3 million and $0.4 million related to this acquisition during the three and six months ended June 30, 2017, respectively, which was included in general and administrative expense on our condensed consolidated statements of operations.

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

These intangible assets are amortized on a straight-line basis, which is presented in amortization in our condensed consolidated statements of operations. Amortization expense for the intangible assets for the Spectrum acquisition was $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively.

Repeat Precision

On February 1, 2017, we acquired a 50% interest in Repeat Precision for $6.0 million. Historically, the business has been a supplier to NCS. Our strategic purchase of 50% of this business ensures that we have continued access to these services and allows us greater control of the allocation of their capacity, ensuring that we can scale their operations together with ours. In addition, Repeat Precision also markets composite frac plugs and related products, providing an additional revenue opportunity.

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out at the acquisition date as a contingent adjustment to the purchase price in the amount of $7.0 million. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was based on Repeat Precision’s 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of operations as a change in fair value of contingent consideration. As of June 30, 2018, the earn-out had a value of $9.7 million, which is included in current contingent consideration on the condensed consolidated balance sheet. As of December 31, 2017, the earn-out had a value of $9.4 million, which is included in noncurrent contingent consideration on the condensed consolidated balance sheet. We recognized $0.1 million and $0.8 million during the three months ended June 30, 2018 and 2017,

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, in addition to $0.3 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively, as an increase in fair value of contingent consideration expense in the condensed consolidated statements of operations related to the change in fair value of the earn-out. The cash payment, if any, is expected to be paid during the first quarter of 2019 and will not exceed $10.0 million.

As NCS has the controlling voting interest in Repeat Precision, we determined that the transaction was a business combination and used the acquisition method of accounting and have included Repeat Precision in our condensed consolidated financial statements from the acquisition date. As a result, the other party’s ownership percentage is presented separately as a non-controlling interest.

The purchase price is allocated to the fair value of assets acquired and liabilities assumed as of the acquisition date and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. By combining Repeat Precision’s expertise in providing high-quality machining services with NCS’s engineering capabilities, product development expertise and customer relationships, we believe that we have additional revenue opportunities for NCS to leverage the vertically integrated supply chain by developing and marketing new completions products. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Repeat. The purchase price allocation was finalized during the first quarter of 2018. We have recognized $15.2 million of goodwill as a result of the transaction and expect the full amount to be deductible for tax purposes. We also incurred acquisition costs of $21 thousand and $0.3 million related to this acquisition for the three and six months ended June 30, 2017, respectively, which were included in general and administrative expense on our condensed consolidated statements of operations.

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

In connection with the Repeat Precision acquisition, we acquired intangible assets in the amount of $4.1 million related to customer relationships. The intangible assets are amortized over their estimated ten-year useful lives. Amortization expense for the Repeat Precision acquisition was $0.1 million for each of the three months ended June 30, 2018 and 2017, respectively, and $0.2 million for each of the six months ended June 30, 2018 and 2017, respectively.

Note 4.  Inventories

Inventories consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$2,812	$2,412
Work in process	746	623
Finished goods	27,433	30,100
Total inventories	$30,991	$33,135

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Land	$2,071	$2,167
Building and improvements	4,989	5,155
Machinery and equipment	14,057	13,418
Computers and software	2,093	2,157
Furniture and fixtures	1,042	1,013
Vehicles	6,809	5,751
Service equipment	244	244
	31,305	29,905
Less: Accumulated depreciation and amortization	(8,265)	(7,012)
	23,040	22,893
Construction in progress	2,651	758
Property and equipment, net	$25,691	$23,651

Note 6.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

At December 31, 2016	$122,077
Acquisitions	55,409
Currency translation adjustment	6,992
At December 31, 2017	$184,478
Currency translation adjustment	(4,959)
At June 30, 2018	$179,519

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$146,283	$(56,068)	$90,215
Trademarks	5 - 10	1,600	(133)	1,467
Customer relationships	10 - 21	40,458	(5,923)	34,535
Internally developed software	5	659	—	659
Total identifiable intangibles		$189,000	$(62,124)	$126,876

		December 31, 2017
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$151,433	$(52,730)	$98,703
Trademarks	5 - 10	2,588	(1,042)	1,546
Customer relationships	10 - 21	41,058	(4,895)	36,163
Total identifiable intangibles		$195,079	$(58,667)	$136,412

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and bonus	$3,999	$5,167
Property and franchise taxes accrual	200	390
Accrued acquisition related costs	—	25
Accrued other miscellaneous liabilities	1,093	1,091
Total accrued expenses	$5,292	$6,673

Note 8.  Debt

Our long-term debt consists of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Senior Secured Credit Facility	$20,000	$20,000
Promissory note	448	3,313
Equipment notes	1,133	1,295
Capital leases	3,460	2,428
Total debt	25,041	27,036
Less: current portion	(2,801)	(5,334)
Long-term debt	$22,240	$21,702

The estimated fair value of total debt for the periods ended June 30, 2018 and December 31, 2017 was $24.5 million and $26.7 million, respectively. The carrying value of the Senior Secured Credit Facility and the promissory note approximated the fair value of debt as it can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018, we entered into Amendment No. 2 to the Credit Agreement, which amended certain negative covenants contained in the Credit Agreement. As of June 30, 2018 and December 31, 2017, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility. We incurred interest expense related to the Senior Secured Credit Facility of $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at June 30, 2018 was 6.25%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of June 30, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Direct costs of $1.0 million were incurred in connection with the Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. The costs are being amortized over the term of the Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.1 million and $0.2 million was included in interest expense, net for the three and six months ended June 30, 2018, respectively.

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. The promissory note is secured against equipment, inventory and receivables. It bears interest at a variable interest rate based on prime plus 1.00%. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18.00% per annum. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and is scheduled to mature on February 16, 2019. No other terms were changed. As of June 30, 2018 and December 31, 2017, the outstanding balance on the promissory note was $0.4 million and $3.3 million, respectively.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on February 27, 2021 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18.00% per annum. As of June 30, 2018 and December 31, 2017, the outstanding balance on the equipment note was $0.5 million and $0.6 million, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2017, Repeat Precision entered into another equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on December 21, 2018 and is collateralized by certain property. Any principal amount not paid by the maturity date bears interest at the lesser of the maximum rate allowed per law or 18.00% per annum. As of June 30, 2018 and December 31, 2017, the outstanding balance on the equipment note was $0.6 million and $0.7 million, respectively.

Note 9.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

On July 24, 2018, we filed a patent infringement lawsuit against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada, alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. We previously filed a breach of contract lawsuit on March 16, 2018, against Kobold Corporation in the Court of Queen’s Bench of Alberta, alleging breach of a prior settlement agreement. Both of these lawsuits seek unspecified monetary damages and injunctive relief.

While the outcome of any legal proceedings cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income, net in our condensed consolidated statements of operations for the six months ended June 30, 2017.

Note 10.  Stockholders’ Equity

The holders of common stock are entitled to one vote for each share of common stock held. The holder, Cemblend Systems, Inc. (“Cemblend”), of the one share of preferred stock, designated as the “Special Voting Share” in our amended and restated certificate of incorporation, is entitled to vote on all matters that a holder of common stock is entitled to vote on and is entitled to cast a number of votes equal to the number of exchangeable shares of NCS Multistage, Inc. (“NCS Canada”), a subsidiary of the Company, then outstanding that are not owned by us, multiplied by the exchange ratio (as defined in the articles of incorporation of NCS Canada), which was adjusted from one to three in April 2017 in connection with our stock split. As of June 30, 2018 and December 31, 2017, one share of preferred stock was issued and outstanding. As of December 31, 2017, the number of shares of common stock issuable for the exchangeable shares totaled 1,769,247 and was held by Cemblend. On February 14, 2018, we issued 442,312 shares of common stock to Cemblend in exchange for shares of NCS Canada. As of June 30, 2018, the number of shares of common stock issuable for the exchangeable shares totaled 1,326,935. The exchangeable shares are convertible upon demand at the stock price on the conversion date. The holders of common stock are entitled to receive dividends as declared from time-to-time by our board of directors. The holder of the Special Voting Share is not entitled to receive dividends. No dividends were declared during the periods ended June 30, 2018 or December 31, 2017.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Share-Based Compensation

During the first quarter of 2018, we granted 582,184 restricted stock units (“RSUs”) at a weighted average grant date fair value of $14.54. Of the RSUs granted, 536,014 will vest and settle ratably over three years on each anniversary of the date of grant and 46,170, which were granted to the non-employee members of the Board of Directors, will vest on the one year anniversary of the grant date. The RSUs for the members of the Board of Directors settle for shares of common stock on a one-for-one basis within thirty days following the earliest of (i) one year following the termination of the person’s service for any reason other than cause, (ii) a change of control or (iii) the fifth anniversary of the grant date.

During the first quarter of 2018, we also granted 156,516 of performance stock unit awards (“PSUs”) with a performance period from January 1, 2018 to December 31, 2020. The fair value of the PSUs of $17.37 was measured using a Monte Carlo simulation on the date the PSUs were granted. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to our performance peer group over a three-year performance period. In no event shall the participant earn more than 200% of the target PSUs. If the actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no PSUs will vest.

The total share-based compensation expense for all awards was $3.0 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

We recorded a tax (benefit) of $(1.0) million and $(0.9) million for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, our effective tax rates were (26.6)% and (15.3)%, respectively. For the six months ended June 30, 2018 and 2017, we recorded a tax (benefit) expense of $(0.1) million and $1.2 million, respectively. The effective tax rates for the six months ended June 30, 2018 and 2017 were (0.8)% and 43.7%, respectively. The income tax expense and effective tax rate for the three and six months ended June 30, 2018 were significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance along with other updates resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax benefit of $0.5 million and $2.6 million for the three and six months ended June 30, 2018, respectively, was recorded in tax expense with a corresponding reduction in the effective tax rate of 13.1% and 29.1%, respectively. Additionally, the effective tax rate for the six months ended June 30, 2018 included a tax benefit of $0.3 million for the tax effect of exercised stock option awards.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three and six months ended June 30, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income, net in the condensed consolidated statements of operations and recognized $46 thousand and $2 thousand for the six months ended June 30, 2018 and 2017, respectively.

Note 13.  (Loss) Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating (loss) earnings per common share from net (loss) income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator—Basic
Net (loss) income	$(2,818)	$(4,745)	$9,047	$1,603
Less: income attributable to participating shares	—	—	282	74
Less: income (loss) attributable to non-controlling interest	1,235	(254)	2,122	(456)
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Basic	$(4,053)	$(4,491)	$6,643	$1,985

Numerator—Diluted
Net (loss) income	$(2,818)	$(4,745)	$9,047	$1,603
Less: income (loss) attributable to non-controlling interest	1,235	(254)	2,122	(456)
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Diluted	$(4,053)	$(4,491)	$6,925	$2,059

Denominator
Basic weighted average number of shares	44,778	40,198	44,517	37,119
Exchangeable shares for common stock	—	—	1,434	1,803
Dilutive effect of stock options, RSUs, PSUs and ESPP	—	—	1,235	1,266
Diluted weighted average number of shares	44,778	40,198	47,186	40,188

(Loss) earnings per common share
Basic	$(0.09)	$(0.11)	$0.15	$0.05
Diluted	$(0.09)	$(0.11)	$0.15	$0.05

Potentially dilutive securities excluded as anti-dilutive	5,040	3,307	231	-

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

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our fracturing systems products and services are typically utilized in cemented wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

In addition to our fracturing systems products and services, we sell other products for well construction, including our AirLock casing buoyancy system and liner hanger systems. We also provide tracer diagnostics for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers and consult on reservoir strategies by providing engineering services. Repeat Precision, LLC (“Repeat Precision”), sells composite frac plugs and related products and provides third-party manufacturing services. We operate in one reportable segment.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and production activity in North America. Oil and natural gas drilling and production activity is directly related to oil and natural gas prices.

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The average U.S. land rig count improved from 874 in the second quarter of 2017 to 1,021 in the second quarter of 2018, while the average rig count in Canada, which exhibits a higher degree of seasonality than the U.S., decreased from 116 in the second quarter of 2017 to 105 in the second quarter of 2018. Over this time, the demand for our products and services has also increased.

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to below $43 per barrel in June 2017 before recovering to approximately $74 per barrel by the end of June 2018. Crude oil pricing has been supported by voluntary oil production reductions by members of the Organization of Petroleum Exporting Countries (“OPEC”), and certain other countries, including Russia. These supply reductions were announced in November 2016 and were initially implemented in 2017. In November 2017, OPEC and certain other countries, including Russia, announced their intent to extend the supply reductions through the end of 2018. These countries have reduced their supply by more than the targeted amounts through early 2018, reaching 152% of targeted supply reductions in May 2018. In June 2018, OPEC and certain other countries, including Russia, announced that they would strive to conform with the supply reductions at a level of 100% as of July 1, 2018, signaling an increase in production from recent levels. There can be no assurance that the countries involved will continue to comply with the intended reductions and the amount of oil supply that may be returned to the market if the supply reductions are not extended beyond the end of 2018 is unknown. Natural gas pricing has been more stable, remaining close to $3.00 per mmBtu. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wider-than-normal discounts to Henry Hub pricing resulting from infrastructure bottlenecks and elevated local storage levels. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows and planned capital spending and drilling activity. Sustained declines in commodity prices, combined with potential increases in the cost of drilling and completing wells resulting from high utilization in certain oilfield services categories could lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per bbl)	Brent Crude (per bbl)	Henry Hub Natural Gas (per mmBtu)
6/30/2017	$48.10	$49.55	$3.08
9/30/2017	48.15	52.10	2.95
12/31/2017	55.27	61.40	2.91
3/31/2018	62.91	66.86	3.08
6/30/2018	68.07	74.45	2.85

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the second quarter of 2017, as provided by Baker Hughes, a GE company:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2017	874	116	990
9/30/2017	927	207	1,134
12/31/2017	902	203	1,105
3/31/2018	965	267	1,232
6/30/2018	1,021	105	1,126

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. In early 2018, Canada experienced higher than normal levels of precipitation, including snowfall, which resulted in a more protracted seasonal reduction in drilling and completion activity. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January.

The average Canadian rig count declined in the second quarter of 2018 relative to the second quarter of 2017. We believe this reduction in drilling activity was a result of low recent spot natural gas prices, greater discounts in Canadian crude oil pricing relative to U.S. benchmarks and the impact of the higher than normal levels of precipitation experienced in Canada in early 2018.

Based on the current commodity price environment, many U.S. E&P companies have indicated that they expect to increase their drilling and completions budgets in 2018, relative to 2017. In the first quarter of 2018 many E&P and oilfield services companies, including us, noted instances of supply chain disruptions related to material and labor availability, which resulted in temporary delays in planned drilling and completion activity. In addition, oil production from the Permian Basin is expected to exceed local refining demand and pipeline takeaway capacity from the second half of 2018 through the end of 2019, when additional pipelines are expected to be placed into service. This has led to reduced local crude oil pricing as compared to WTI and Brent-linked benchmarks. Some E&P companies have indicated that they plan to reduce their drilling and completion activity in the Permian Basin as a result of the lower realized prices and temporary limitations on takeaway capacity.

The market in Canada continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, especially those that sell natural gas into the local market. As a result, industry capital spending in Canada in 2018 is currently forecasted to be in line with or below 2017 levels, with higher spending by producers of oil and liquids-rich natural gas offset by declines by producers of natural gas. During the second quarter of 2018, the average land drilling rig count in Canada, as provided by Baker Hughes, was nine percent lower than during the same period in 2017.

We expect that we will be able to leverage our technologically differentiated product and service offerings to continue to grow our business in 2018, especially in the United States, where industry activity is expected to grow and where we have greater opportunities for further market share penetration.

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

Increasing Well Complexity and Focus on Completion Optimization

In recent years, E&P companies have drilled longer horizontal wells and completed more hydraulic fracturing stages per well to maximize the volume of hydrocarbon recoveries per well. This trend towards longer and more complex wells has resulted in us selling more sliding sleeves or composite frac plugs per well on average, which increases our revenue opportunity per well completion and has led to increased sales of our AirLock casing buoyancy systems. Additionally, E&P companies have become increasingly focused on well productivity through optimization of completion designs and we believe this trend may further the adoption of pinpoint stimulation, and in turn, increase the opportunity for sales of our products and services if our customers observe operational benefits and long-term production results from the application of pinpoint stimulation. This trend towards more complex well completions has also resulted in increased use of tracer diagnostics services, which can be utilized to assess the effectiveness of various well completion techniques in support of completion and field development optimization efforts.

How We Generate Revenues

We derive the majority of our revenues from the sale of our fracturing systems products and the provision of related services. The remainder of our revenues are generated from sales of our AirLock casing buoyancy system, liner hanger systems and tracer diagnostics and reservoir strategies services. Repeat Precision generates revenue through the sale of composite frac plugs and related products and the provision of third-party manufacturing services.

Product sales represented 64% and 80% of our revenue for the three months ended June 30, 2018 and 2017, respectively, and 68% and 79% for the six months ended June 30, 2018 and 2017, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 36% and 20% of our revenues for the three months ended June 30, 2018 and 2017, respectively, and 32% and 21% for the six months ended June 30, 2018 and 2017, respectively. Services include our tool charges and associated services related to our fracturing systems offering and our tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity we will, in certain instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves or composite frac plugs and the provision of our services.

For the three months ended June 30, 2018 and 2017, approximately 32% and 45%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. For the six months ended June 30, 2018 and 2017, approximately 54% and 61%, respectively, of our revenues were attributable to our Canadian sales. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

Although most of our sales are to North American E&P companies, we do have sales to customers outside of North America and expect sales to international customers to increase over time. These international sales are typically made to our local operating partners on a free on board basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China, Russia and the Middle East. Our operating partners and representatives do not have authority to contractually bind our company, but market our products in their respective territories as part of their product or service offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. During the first quarter of 2017, we acquired Repeat Precision, which we believe will allow us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8,

2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. While we and our suppliers have locked in pricing for certain raw materials required to support some of our anticipated business activity during 2018, we anticipate that the tariff could result in an increase in our cost of sales, beginning as early as the third quarter of 2018. We will strive to pass through some, if not all, of the increases in raw material costs directly resulting from the tariff to our customers, however there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars were approximately 19% and 35% for the three months ended June 30, 2018 and 2017, respectively, and approximately 21% and 31% for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2018	2017	$	%	2018	2017	$	%
Revenues
Product sales	$27,773	$29,397	$(1,624)	(5.5)%	$77,881	$74,971	$2,910	3.9%
Services	15,625	7,460	8,165	109.5%	36,203	20,522	15,681	76.4%
Total revenues	43,398	36,857	6,541	17.7%	114,084	95,493	18,591	19.5%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	12,622	15,733	(3,111)	(19.8)%	37,325	40,448	(3,123)	(7.7)%
Cost of services, exclusive of depreciation and amortization expense shown below	7,290	3,152	4,138	131.3%	16,179	7,791	8,388	107.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	19,912	18,885	1,027	5.4%	53,504	48,239	5,265	10.9%
Selling, general and administrative expenses	22,125	16,163	5,962	36.9%	43,152	28,935	14,217	49.1%
Depreciation	1,156	678	478	70.5%	2,255	1,242	1,013	81.6%
Amortization	3,283	5,973	(2,690)	(45.0)%	6,604	11,995	(5,391)	(44.9)%
Change in fair value of contingent consideration	213	767	(554)	(72.2)%	(1,140)	767	(1,907)	(248.6)%
(Loss) income from operations	(3,291)	(5,609)	2,318	41.3%	9,709	4,315	5,394	125.0%
Other income (expense)
Interest expense, net	(608)	(2,007)	1,399	69.7%	(1,065)	(3,516)	2,451	69.7%
Other (expense) income, net	(44)	64	(108)	(168.8)%	40	1,038	(998)	(96.1)%
Foreign currency exchange gain	106	1,952	(1,846)	(94.6)%	289	1,011	(722)	(71.4)%
Total other (expense) income	(546)	9	(555)	(6,166.7)%	(736)	(1,467)	731	49.8%
(Loss) income before income tax	(3,837)	(5,600)	1,763	31.5%	8,973	2,848	6,125	215.1%
Income tax (benefit) expense	(1,019)	(855)	(164)	(19.2)%	(74)	1,245	(1,319)	(105.9)%
Net (loss) income	(2,818)	(4,745)	1,927	40.6%	9,047	1,603	7,444	464.4%
Net income (loss) attributable to noncontrolling interest	1,235	(254)	1,489	586.2%	2,122	(456)	2,578	565.4%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,053)	$(4,491)	$438	9.8%	$6,925	$2,059	$4,866	236.3%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenues

Revenues were $43.4 million for the three months ended June 30, 2018 as compared to $36.9 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in services revenue, including tracer diagnostics services, which we added in 2017 through the acquisition of Spectrum Tracer Services, LLC (“Spectrum”). We also experienced an increase in sales volumes of products utilized in well construction and in composite frac plugs. These increases were offset by lower volumes of fracturing systems product sales, especially in Canada, which was impacted by reduced industry activity levels in 2018 as compared to 2017. Product sales for the three months ended June 30, 2018 were $27.8 million as compared to $29.4 million for the three months ended June 30, 2017. Our service revenue was $15.6 million for the three months ended June 30, 2018 as compared to $7.5 million for the three months ended June 30, 2017.

Cost of sales

Cost of sales was $19.9 million, or 45.9% of revenues, for the three months ended June 30, 2018 as compared to $18.9 million, or 51.2% of revenues, for the three months ended June 30, 2017. The increase in cost of sales was primarily a result of increased revenues for tracer diagnostics services, well construction products and composite frac plugs. Cost of sales was a lower percentage of revenues due to the relative increase in services revenue and higher sales volumes for well construction products and at Repeat Precision, which enabled better utilization of fixed costs. Cost of product sales was $12.6 million, or 45.4% of product sales revenue, and cost of services was $7.3 million, or 46.7% of service revenue, for the three months ended June 30, 2018. For the three months ended June 30, 2017, cost of product sales was $15.7 million, or 53.5% of product sales revenue, and cost of services was $3.2 million, or 42.3% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.1 million for the three months ended June 30, 2018 as compared to $16.2 million for the three months ended June 30, 2017. The increase was the direct result of headcount additions in substantially all functional areas, three months of tracer diagnostics operations resulting from our Spectrum acquisition and an increase in share-based compensation related to the issuance of restricted stock units and performance stock unit awards as well as amendments to certain stock options in connection with our initial public offering (“IPO”) during the second quarter of 2017. The increases were partially offset by non-capitalizable additional expenses incurred related to our IPO of $0.8 million and acquisition costs of $0.4 million incurred during the three months ended June 30, 2017.

Depreciation

Depreciation was $1.2 million for the three months ended June 30, 2018 as compared to $0.7 million for the three months ended June 30, 2017. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions.

Amortization

Amortization was $3.3 million for the three months ended June 30, 2018 as compared to $6.0 million for the three months ended June 30, 2017. The decrease in amortization was related to intangible assets that became fully amortized during the fourth quarter of 2017. The decrease was partially offset by an increase in amortizable intangible assets related to our acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $0.2 million for the three months ended June 30, 2018 and $0.8 million for the three months ended June 30, 2017 due to the increase in the fair value of the earn-outs associated with our acquisitions.

Interest expense, net

Interest expense, net was $0.6 million for the three months ended June 30, 2018 as compared to $2.0 million for the three months ended June 30, 2017. The decrease in interest expense, net was primarily a result of prepaying our prior term loan in full in May 2017 by utilizing a portion of the proceeds from our IPO. The decrease was partially offset by higher interest expense due to borrowing $20.0 million under our Senior Secured Credit Facility in August 2017.

Foreign currency exchange gain

Foreign currency exchange gain was $0.1 million for the three months ended June 30, 2018 as compared to a gain of $2.0 million for the three months ended June 30, 2017. The change was primarily due to the impact of the retirement of our foreign currency denominated debt for the three months ended June 30, 2017 and movement in the foreign currency exchange rates between the periods.

Income tax (benefit)

Income tax (benefit) was $(1.0) million for the three months ended June 30, 2018 as compared to $(0.9) million for the three months ended June 30, 2017. For the three months ended June 30, 2018 and 2017, our effective income tax rates were (26.6)% and

(15.3)%, respectively. The income tax expense and effective tax rate for the three months ended June 30, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax benefit of $0.5 million was recorded in tax expense with a corresponding reduction in the effective tax rate of 13.1%.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three months ended June 30, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenues

Revenues were $114.1 million for the six months ended June 30, 2018 as compared to $95.5 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in the volume of sales of our fracturing systems and well construction products and services due to higher customer drilling and well completion activity in North America as well as the contributions from Repeat Precision and tracer diagnostics services, both of which were added through acquisitions completed during 2017. Product sales for the six months ended June 30, 2018 were $77.9 million as compared to $75.0 million for the six months ended June 30, 2017. Our service revenue was $36.2 million for the six months ended June 30, 2018 as compared to $20.5 million for the six months ended June 30, 2017.

Cost of sales

Cost of sales was $53.5 million, or 46.9% of revenues, for the six months ended June 30, 2018 as compared to $48.2 million, or 50.5% of revenues, for the six months ended June 30, 2017. The increase in cost of sales was primarily a result of higher product sales in addition to the inclusion of Repeat Precision and tracer diagnostics services. Cost of sales was a lower percentage of revenues due to the relative increase in services revenue and higher sales volumes for well construction products and at Repeat Precision, which enabled better utilization of fixed costs. Cost of product sales was $37.3 million, or 47.9% of product sales revenue, and cost of services was $16.2 million, or 44.7% of service revenue, for the six months ended June 30, 2018. For the six months ended June 30, 2017, cost of product sales was $40.4 million, or 54.0% of product sales revenue, and cost of services was $7.8 million, or 38.0% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $43.2 million for the six months ended June 30, 2018 as compared to $28.9 million for the six months ended June 30, 2017. The increase was the direct result of headcount additions in substantially all functional areas, six months of operations for tracer diagnostics services and an increase in share-based compensation related to the issuance of restricted stock units and performance stock unit awards as well as amendments to certain stock options in connection with our IPO during the second quarter of 2017. The increases were partially offset by significant non-capitalizable additional expenses incurred related to our IPO of $2.2 million and acquisition costs of $0.7 million incurred during the six months ended June 30, 2017.

Depreciation

Depreciation was $2.3 million for the six months ended June 30, 2018 as compared to $1.2 million for the six months ended June 30, 2017. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions.

Amortization

Amortization was $6.6 million for the six months ended June 30, 2018 as compared to $12.0 million for the six months ended June 30, 2017. The decrease in amortization was related to intangible assets that became fully amortized during the fourth quarter of 2017. The decrease was partially offset by an increase in amortizable intangible assets related to our acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $(1.1) million for the six months ended June 30, 2018 compared to $0.8 million for the six months ended June 30, 2017 due to the change in the fair value of the earn-outs associated with our acquisitions.

Interest expense, net

Interest expense, net was $1.1 million for the six months ended June 30, 2018 as compared to $3.5 million for the six months ended June 30, 2017. The decrease in interest expense, net was primarily a result of prepaying our prior term loan in full in May 2017 by utilizing a portion of the proceeds from our IPO. The decrease was partially offset by higher interest expense due to borrowing $20.0 million under our Senior Secured Credit Facility in August 2017.

Other income, net

Other income, net was $40 thousand for the six months ended June 30, 2018 as compared to $1.0 million for the six months ended June 30, 2017. Other income, net was lower primarily due to the receipt of $0.9 million from an arbitration case that was decided in our favor in February 2017.

Foreign currency exchange gain

Foreign currency exchange gain was $0.3 million for the six months ended June 30, 2018 as compared to a gain of $1.0 million for the six months ended June 30, 2017. The change was primarily due to the impact of the retirement of our foreign currency denominated debt and movement in the foreign currency exchange rates between the periods.

Income tax (benefit) expense

Income tax (benefit) expense was $(0.1) million for the six months ended June 30, 2018 as compared to $1.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, our effective income tax rates were (0.8)% and 43.7%, respectively. The income tax expense and effective tax rate for the six months ended June 30, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax benefit of $2.6 million was recorded in tax expense with a corresponding reduction in the effective tax rate of 29.1%. Additionally, the effective tax rate for June 30, 2018 included a tax benefit of $0.3 million for the tax effect of exercised stock option awards.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the six months ended June 30, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of June 30, 2018, we had cash and cash equivalents of $33.5 million and availability under the Senior Secured Credit Facility of $55.0 million. Our total indebtedness was $25.0 million as of June 30, 2018.

Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions. Our capital expenditures for the six months ended June 30, 2018 and 2017 were $3.8 million and $3.9 million, respectively. We plan to incur approximately $15 million to $18 million in capital expenditures during 2018, which includes capital expenditures related to a new enterprise resource planning system, the establishment of a laboratory in Canada supporting our tracer diagnostics business, additional machining capacity at Repeat Precision and the remainder of the estimated spending for our research and development facility described below. We are investing in our owned facility in Canada to create a research and development facility for product development as well as to further demonstrate the capabilities and benefits of our products to our customers. We estimate total spending for the project to be approximately $11 million CAD ($8.4 million at June 30, 2018), which started in 2017 and which we expect will be completed in late 2018 or early 2019. We believe our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$7,495	$7,040
Net cash used in investing activities	(3,550)	(8,732)
Net cash (used in) provided by financing activities	(2,909)	63,362
Effect of exchange rate changes on cash and cash equivalents	(1,368)	46
Net change in cash and cash equivalents	$(332)	$61,716

Operating Activities

Net cash provided by operating activities was $7.5 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in 2018 was primarily related to higher net income as a result of increased business activity and changes in working capital including accounts receivable and inventories. The increase was partially offset by changes to income tax receivable/payable.

Investing Activities

Net cash used in investing activities was $3.6 million and $8.7 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used in investing activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily related to the $6.0 million funding of our 50% interest in Repeat Precision in 2017. See “Note 3. Acquisitions” in our unaudited condensed consolidated financial statements. The decrease was partially offset by a $1.0 million note receivable repayment during the six months ended June 30, 2017.

Financing Activities

The net cash used in financing activities for the six months ended June 30, 2018 was $2.9 million as compared to net cash provided by financing activities of $63.4 million. The change between net cash used in financing activities for the six months ended June 30, 2018 and net cash provided by financing activities for the six months ended June 30, 2017 was primarily related to net proceeds from the completion of our IPO on May 3, 2017 of $148.9 million, after deducting underwriting discounts and commissions and other offering expenses, which was partially offset by the $89.1 million repayment of the prior term loan under our prior senior secured credit facility during the second quarter of 2017.

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

The Senior Secured Credit Facility originally consisted of a (i) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018, we entered into Amendment No. 2 to the Credit Agreement, which amended certain negative covenants contained in the Credit Agreement. At June 30, 2018, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at June 30, 2018 was 6.25%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of June 30, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Contractual Obligations

Except for the $2.6 million reduction of income tax payable related to the 2017 Tax Act as discussed in “Note 12. Income Taxes” in our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements with the exception of operating leases.

Critical Accounting Policies

See “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements for our new significant accounting policy. We have also updated our revenue recognition policies in conjunction with our adoption of ASU 2014-09 and its related amendments (collectively known as “ASC 606”) as further described in “Note 2. Revenues” in our unaudited condensed consolidated financial statements. There are no other material changes to our critical accounting policies from those included in the Annual Report for the year ended December 31, 2017.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	declines in the level of oil and natural gas exploration and production activity within Canada and the United States;
•	oil and natural gas price fluctuations;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;
•	impact of severe weather conditions;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our failure to identify and consummate potential acquisitions;
•	our inability to integrate or realize the expected benefits from acquisitions;
•	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;
•	our inability to accurately predict customer demand;
•	losses and liabilities from uninsured or underinsured drilling and operating activities;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;
•	changes in trade policy, including the impact of additional tariffs;
•	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including environmental regulations and the 2017 Tax Act;
•	loss of our information and computer systems;
•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;
•	our failure to establish and maintain effective internal control over financial reporting;
•	complications with the design and implementation of our new enterprise resource planning system;

•	our success in attracting and retaining qualified employees and key personnel; and
•	our inability to satisfy technical requirements and other specifications under contracts and contract tenders.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing our new enterprise resource planning (“ERP”) system designed to upgrade our technology and improve our financial and operational information, which is expected to be completed during 2018. In connection with this ERP system implementation, we will update our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

On July 24, 2018, we filed a patent infringement lawsuit against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada, alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. We previously filed a breach of contract lawsuit on March 16, 2018, against Kobold Corporation in the Court of Queen’s Bench of Alberta, alleging breach of a prior settlement agreement. Both of these lawsuits seek unspecified monetary damages and injunctive relief.

While the outcome of any legal proceedings cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2017, except as set forth below:

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

Despite our efforts to safeguard our intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. For example, on July 24, 2018, we filed a patent infringement lawsuit against Kobold in the Federal Court of Canada, alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. We also previously filed a breach of contract lawsuit on March 16, 2018, against Kobold Corporation in the Court of Queen’s Bench of Alberta, alleging breach of a prior settlement agreement. If we do not prevail in the Federal Court lawsuit, it could impact the strength or validity of the patents in question. Our inability to adequately protect our intellectual property could allow our competitors, including Kobold, and other third parties to produce products based on our patented or proprietary technology and other intellectual property rights, providing increased competition and pricing pressure, which could substantially impair our ability to compete.

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

Changes in trade policies, including the imposition of additional tariffs, could negatively impact our business, financial condition and results of operations.

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. We anticipate that the tariff could result in an increase in our cost of sales, beginning as early as the third quarter of 2018, and there can be no assurance that we will be able to pass any of the increases in raw material costs directly resulting from the tariff to our customers.

In addition, there could be additional tariffs imposed by the United States and these could also result in additional retaliatory actions by the United States’ trade partners. Given that we procure many of the raw materials that we use to create our products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of the implementation of a new ERP system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

Item 6.  Exhibits

Exhibit
No.		Description
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2018	NCS Multistage Holdings, Inc.

	By:	/s/ Robert Nipper
Robert Nipper
Chief Executive Officer

(Principal Executive Officer and Authorized
Signatory)