Form 10-Q
period 2018-09-30
NCS Multistage Holdings, Inc.
filed 2018-11-07
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of November 5, 2018, there were 45,010,626 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$27,440	$33,809
Accounts receivable—trade, net	58,002	47,880
Inventories	32,493	33,135
Prepaid expenses and other current assets	3,759	1,616
Other current receivables	4,827	1,369
Total current assets	126,521	117,809
Noncurrent assets
Property and equipment, net	29,509	23,651
Goodwill	181,500	184,478
Identifiable intangibles, net	126,853	136,412
Deposits and other assets	1,393	1,563
Total noncurrent assets	339,255	346,104
Total assets	$465,776	$463,913
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$12,921	$7,448
Accrued expenses	4,225	6,673
Income taxes payable	119	10,561
Current contingent consideration	9,830	—
Other current liabilities	2,921	1,673
Current maturities of long-term debt	2,530	5,334
Total current liabilities	32,546	31,689
Noncurrent liabilities
Long-term debt, less current maturities	23,052	21,702
Noncurrent contingent consideration	—	12,835
Other long-term liabilities	1,232	4,513
Deferred income taxes, net	20,912	24,183
Total noncurrent liabilities	45,196	63,233
Total liabilities	77,742	94,922
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, one share issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 45,038,934 shares issued and 45,010,626 shares outstanding at September 30, 2018 and 43,931,484 shares issued
and 43,913,136 shares outstanding at December 31, 2017	450	439
Additional paid-in capital	408,613	399,426
Accumulated other comprehensive loss	(73,260)	(66,707)
Retained earnings	37,359	23,864
Treasury stock, at cost; 28,308 shares at September 30, 2018 and 18,348 shares
at December 31, 2017	(337)	(175)
Total stockholders’ equity	372,825	356,847
Non-controlling interest	15,209	12,144
Total equity	388,034	368,991
Total liabilities and stockholders' equity	$465,776	$463,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Product sales	$44,633	$39,391	$122,514	$114,362
Services	18,058	16,566	54,261	37,088
Total revenues	62,691	55,957	176,775	151,450
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	20,275	19,326	57,600	59,774
Cost of services, exclusive of depreciation and amortization expense shown below	8,542	6,632	24,721	14,423
Total cost of sales, exclusive of depreciation and amortization expense shown below	28,817	25,958	82,321	74,197
Selling, general and administrative expenses	19,356	17,637	62,508	46,572
Depreciation	1,174	812	3,429	2,054
Amortization	3,255	6,486	9,859	18,481
Change in fair value of contingent consideration	(1,865)	(182)	(3,005)	585
Income from operations	11,954	5,246	21,663	9,561
Other income (expense)
Interest expense, net	(317)	(235)	(1,382)	(3,751)
Other income, net	28	94	68	1,132
Foreign currency exchange (loss) gain	(688)	(787)	(399)	224
Total other expense	(977)	(928)	(1,713)	(2,395)
Income before income tax	10,977	4,318	19,950	7,166
Income tax expense	3,211	777	3,137	2,022
Net income	7,766	3,541	16,813	5,144
Net income (loss) attributable to non-controlling interest	1,443	155	3,565	(301)
Net income attributable to NCS Multistage Holdings, Inc.	$6,323	$3,386	$13,248	$5,445
Earnings per common share
Basic earnings per common share attributable to NCS Multistage Holdings, Inc.	$0.14	$0.07	$0.29	$0.13
Diluted earnings per common share attributable to NCS Multistage Holdings, Inc.	$0.13	$0.07	$0.28	$0.13
Weighted average common shares outstanding
Basic	44,943	43,676	44,660	39,329
Diluted	47,404	47,119	47,254	42,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$7,766	$3,541	$16,813	$5,144
Foreign currency translation adjustments, net of tax of $0	4,371	9,504	(6,553)	17,097
Comprehensive income	12,137	13,045	10,260	22,241
Less: Comprehensive income (loss) attributable to non-controlling interest	1,443	155	3,565	(301)
Comprehensive income attributable to NCS Multistage Holdings, Inc.	$10,694	$12,890	$6,695	$22,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2017
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2016	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	(18,348)	$(175)	$—	$177,478
Acquisition	—	—	355,658	4	6,903	—	—	—	—	12,954	19,861
Share-based compensation	—	—	—	—	3,889	—	—	—	—	—	3,889
Net income (loss)	—	—	—	—	—	—	5,445	—	—	(301)	5,144
Issuance of common stock upon IPO, net of offering costs	—	—	9,550,000	95	148,841	—	—	—	—	—	148,936
Currency translation adjustment	—	—	—	—	—	17,097	—	—	—	—	17,097
Balances as of September 30, 2017	1	$—	43,929,984	$439	$397,199	$(64,918)	$27,207	(18,348)	$(175)	$12,653	$372,405

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2017	1	$—	43,931,484	$439	$399,426	$(66,707)	$23,864	(18,348)	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share-based compensation	—	—	—	—	8,197	—	—	—	—	—	8,197
Net income	—	—	—	—	—	—	13,248	—	—	3,565	16,813
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Exercise of stock options	—	—	628,417	7	994	—	—	—	—	—	1,001
Vesting of restricted stock	—	—	36,721	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,960)	(162)	—	(162)
Cemblend exchangeable shares	—	—	442,312	4	(4)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(6,553)	—	—	—	—	(6,553)
Balances as of September 30, 2018	1	$—	45,038,934	$450	$408,613	$(73,260)	$37,359	(28,308)	$(337)	$15,209	$388,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$16,813	$5,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,288	20,535
Amortization of deferred loan cost	251	360
Share-based compensation	8,197	3,889
Provision for inventory obsolescence	1,219	—
Deferred income tax benefit	(2,148)	(12,902)
Gain on sale of property and equipment	(39)	(40)
Foreign exchange gain on financing item	—	(1,760)
Write-off of deferred loan costs	—	1,422
Change in fair value of contingent consideration	(3,005)	585
Changes in operating assets and liabilities:
Accounts receivable—trade	(10,787)	(16,101)
Inventories	(1,529)	(12,690)
Prepaid expenses and other assets	(2,237)	(169)
Accounts payable—trade	6,959	(983)
Accrued expenses	(2,371)	3,531
Other liabilities	816	129
Income taxes receivable/payable	(17,812)	11,919
Net cash provided by operating activities	7,615	2,869
Cash flows from investing activities
Purchases of property and equipment	(7,352)	(5,332)
Purchase and development of software and technology	(2,588)	—
Proceeds from sales of property and equipment	298	181
Proceeds from short-term note receivable	—	1,000
Acquisition of business, net of cash acquired	—	(80,928)
Net cash used in investing activities	(9,642)	(85,079)
Cash flows from financing activities
Equipment note borrowings	1,001	1,533
Payments on equipment note and capital leases	(1,437)	(158)
Promissory note borrowings	5,053	6,541
Payments on promissory note	(8,366)	(3,661)
Line of credit borrowings	—	20,000
Payment of deferred loan cost related to senior secured credit facility	—	(971)
Payments related to public offering	—	(2,178)
Proceeds from related party note receivable	—	752
Repayment of term note	—	(89,077)
Proceeds from issuance of common stock, net of offering costs	—	151,356
Proceeds from the exercise of options for common stock	1,001	—
Treasury shares withheld	(161)	—
Distribution to noncontrolling interest	(500)	—
Net cash (used in) provided by financing activities	(3,409)	84,137
Effect of exchange rate changes on cash and cash equivalents	(933)	20
Net change in cash and cash equivalents	(6,369)	1,947
Cash and cash equivalents beginning of period	33,809	18,275
Cash and cash equivalents end of period	$27,440	$20,222
Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$22,922	$3,350
Noncash investing and financing activities
Issuance of common stock for business acquisition	$—	$6,907
Assets obtained by entering into capital leases	$2,433	$459

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. The Condensed Consolidated Balance Sheet at December 31, 2017 is derived from our audited financial statements. However, certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted or condensed as permitted by the rules and regulations of the SEC, and, therefore, these interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 9, 2018. In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all adjustments, which consisted only of normal recurring adjustments that were necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2018

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU is for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, Revenue from Contracts with Customers. We elected to early adopt this ASU effective April 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. For public entities, this guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-01 effective January 1, 2018, which did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The objective of the guidance is to reduce the existing diversity in practice related to the presentation and classification of certain cash receipts and cash payments. The guidance addresses eight specific cash flow issues including but not limited to, debt prepayment or

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and is retrospective for all periods presented. Early adoption is permitted including for interim periods. We adopted ASU 2016-15 effective January 1, 2018, which did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, however, not before fiscal years beginning after December 15, 2016. Subsequent to ASU 2014-09’s issuance, Topic 606 was amended for FASB updates that changed the effective date as well as addressed certain aspects regarding new revenue standards. The comprehensive new standard supersedes existing revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which entities expect to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the use of either a full retrospective or modified retrospective transition method. On January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as Accounting Standards Codification “ASC 606”), using the modified retrospective method. We have concluded that the adoption of this ASU did not have a material impact on our condensed consolidated financial statements. See “Note 2. Revenue” for the required disclosures related to the impact of adopting this standard.

Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The ASU aligns the requirements to capitalize implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements to capitalize implementation costs incurred to develop or obtain internal-use software. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact of the adoption of this guidance.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes and adds certain disclosure requirements on fair value measurements. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for all amendments. Further, entities may early adopt eliminated or modified disclosure requirements and delay the adoption of all new disclosure requirements until the effective date. We are currently evaluating the impact of the adoption of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840, Leases. Under ASC 842, lessees will need to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new lease standard also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. Topic 842 was subsequently amended to address certain aspects regarding the new lease standard in addition to offering a new transition method, whereby comparative periods presented in the financial statements in the period of adoption do not need to be restated. Entities are required to adopt ASC 842 using a modified retrospective transition method. Certain practical expedients can be applied. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt ASC 842 effective January 1, 2019 and are currently assessing the impact of the adoption. During the second quarter of 2018, we put in place a team, including a third-party consultant, to execute the transition efforts related to the new guidance. We compiled an initial inventory of lease contracts and initiated lease contract reviews. We continue to take steps to update the lease contract inventory and will proceed through our plan for calculations needed for the balance sheet and income statement as well as evaluate additional changes to our business processes and internal controls. While we cannot currently estimate the quantitative effect that ASC 842 will have on our condensed consolidated financial statements, the adoption of ASC 842 will increase our asset and liability balances on the condensed consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities for most lease obligations that are currently classified as operating leases. We also plan to utilize the FASB package of three practical expedients under ASC 842-10-65-1(f).

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables compare the reported condensed consolidated balance sheet as of September 30, 2018 and statements of income for the three and nine months ended September 30, 2018, to the balances without the adoption of ASC 606 (in thousands):

	As of September 30, 2018
		Balances	Effect of
		without Adoption	Change
	As Reported	of ASC 606	Higher/(Lower)
Balance Sheet

Assets
Accounts receivable—trade, net	$58,002	$57,766	$236

Liabilities
Income taxes payable	$119	$69	$50

Equity
Retained earnings	$37,359	$37,173	$186

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Balances			Balances
		without Adoption	Effect of Change		without Adoption	Effect of Change
	As Reported	of ASC 606	Higher/(Lower)	As Reported	of ASC 606	Higher/(Lower)
Income Statement

Revenues
Services	$18,058	$17,981	$77	$54,261	$54,338	$(77)

Costs and expenses
Income tax expense	$3,211	$3,195	$16	$3,137	$3,153	$(16)
Net income	$7,766	$7,705	$61	$16,813	$16,874	$(61)
Net income attributable to NCS Multistage Holdings, Inc.	$6,323	$6,262	$61	$13,248	$13,309	$(61)

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On occasion, we issue credits to our customers that are related specifically to the performance of our products or the services we provide, with such credits reducing the amount of revenue for that sale or job. Such credits are infrequent, situation-specific and cannot be estimated in advance.

The payment terms and conditions in our customer contracts vary. We do not have contracts that contain a financing component and do not accept noncash consideration from customers.

NCS has elected to recognize shipping and handling costs when the control of the product transfers to the customer. These costs are included in cost of sales in our condensed consolidated statements of income.

Product Sales Revenues

For product sale arrangements that are standard inventory products or modified inventory products with an alternative use, revenue is recognized at a point in time when control transfers. Control generally transfers upon shipment or delivery, and delivery is based on the customer instructions. Customers may also request bill and hold arrangements in writing. Once we have completed the bill and hold order, the products are segregated from the rest of inventory in the warehouse. The transaction price for product sales having a performance obligation is the price per unit times the unit quantity ordered and shipped to the customer or consumed at the well site.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
United States
Product sales	$18,125	$48,011
Services	8,157	27,976
Total United States	26,282	75,987
Canada
Product sales	21,215	67,653
Services	7,958	22,567
Total Canada	29,173	90,220
Other Countries
Product sales	5,293	6,850
Services	1,943	3,718
Total Other Countries	7,236	10,568
Total
Product sales	44,633	122,514
Services	18,058	54,261
Total	$62,691	$176,775

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. The following table includes the contract assets and liabilities as of September 30, 2018 and January 1, 2018 (in thousands):

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2018	$—	$—	$170	$—
Additions	—	—	372	—
Revenue recognized	—	—	(221)	—
Balance at September 30, 2018	$—	$—	$321	$—

Our contract liability as of September 30, 2018 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are usually satisfied before the customer’s payment although prepayments may occasionally be required for international sales.

Contracts with Multiple Performance Obligations

Greater than 99% of our product and service revenues are considered a single performance obligation. Our self-service product line, which is less than one percent of our revenue for the three and nine months ended September 30, 2018, is made up of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line that have two performance obligations are (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

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

The acquisition of Spectrum includes an earn-out provision that could provide up to $12.5 million in additional cash consideration to Spectrum’s former unitholders if Spectrum’s actual gross profit during the earn-out period that commenced on October 1, 2017 and ends on December 31, 2018 is greater than the earn-out threshold. The fair value of the earn-out recognized on the acquisition date was $0.4 million. We estimated the fair value of the earn-out using a risk-neutral option pricing analysis within a Monte Carlo simulation framework. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of income as a change in fair value of contingent consideration. As of September 30, 2018, the earn-out had no value. As of December 31, 2017, the earn-out had a value of $3.4 million and was included in noncurrent contingent consideration on the condensed consolidated balance sheet. We recognized a benefit of $(2.0) million and $(9) thousand during the three months ended September 30, 2018 and 2017, respectively, and  $(3.4) million and $(9) thousand for the nine months ended September 30, 2018 and 2017, respectively, as a change in fair value of contingent consideration expense in the condensed consolidated statements of income related to the fair value adjustment of the Spectrum earn-out. The cash payment, if any, is expected to be paid during the second quarter of 2019.

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

	Pro Forma (Unaudited)
	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Revenue	$61,516	$170,294
Net income attributable to NCS Multistage Holdings, Inc.	$1,971	$5,625

The purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets recognized. By combining Spectrum’s tracer diagnostics services offering with our existing portfolio of completions products and services, we believe we have an opportunity to increase our revenue through the cross-selling of tracer diagnostics services to current NCS customers and to sell NCS’s completions products and services to current Spectrum customers. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Spectrum. The purchase price allocation was finalized during the third quarter of 2018. We have recognized $40.2 million of goodwill as a result of the transaction of which approximately $6 million, including deferred taxes, will be

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

non-deductible for tax purposes. We also incurred acquisition costs of $0.7 million related to this acquisition during the nine months ended September 30, 2017, which was included in general and administrative expense on our condensed consolidated statements of income.

The following table summarizes the consideration and the assets acquired at the Spectrum closing date (in thousands):

Consideration
Cash consideration	$76,485
Equity consideration	6,907
Earn-out liability recognized	352
Total consideration	$83,744
Preliminary purchase price allocation
Cash	$1,326
Accounts receivable	4,648
Inventories	3,761
Other current assets	480
Property and equipment	4,725
Intangible assets	31,900
Other long-term assets	26
Total identifiable assets acquired	46,866
Accounts payable—trade	454
Accrued expenses	436
Income taxes payable	228
Other current liabilities	44
Deferred tax liability	1,010
Other long-term liabilities	1,191
Total liabilities assumed	3,363
Net identifiable assets acquired	43,503
Goodwill	40,241
Net assets acquired	$83,744

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Estimated Useful
	Fair Value	Lives (Years)
Technology	$5,600	16
Trademarks	1,600	10
Customer relationships	24,700	21
Total intangible assets	$31,900

These intangible assets are amortized on a straight-line basis, which is presented in amortization in our condensed consolidated statements of income.  Amortization expense for the intangible assets for the Spectrum acquisition was $0.4 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Repeat Precision

On February 1, 2017, we acquired a 50% interest in Repeat Precision for $6.0 million. Historically, the business had been a supplier to NCS. Our strategic purchase of 50% of this business ensures that we have continued access to these services and allows us greater control of the allocation of their capacity, ensuring that we can scale their operations together with ours. In addition, Repeat Precision also markets composite frac plugs and related products, providing an additional revenue opportunity.

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out at the acquisition date as a contingent adjustment to the purchase price in the amount of $7.0 million. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was based on Repeat Precision’s 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out is subject to re-measurement each reporting period using

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our condensed consolidated statements of income as a change in fair value of contingent consideration. As of September 30, 2018, the earn-out had a value of $9.8 million, which is included in current contingent consideration on the condensed consolidated balance sheet. As of December 31, 2017, the earn-out had a value of $9.4 million, which is included in noncurrent contingent consideration on the condensed consolidated balance sheet. We recognized an expense (benefit) of $0.1 million and $(0.2) million during the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively, as a change in fair value of contingent consideration expense in the condensed consolidated statements of income related to the fair value adjustment of the earn-out. The cash payment, if any, is expected to be paid during the first quarter of 2019 and will not exceed $10.0 million.

As NCS has the controlling voting interest in Repeat Precision, we determined that the transaction was a business combination and used the acquisition method of accounting and have included Repeat Precision in our condensed consolidated financial statements from the acquisition date. As a result, the other party’s ownership percentage is presented separately as a non-controlling interest.

The purchase price is allocated to the fair value of assets acquired and liabilities assumed as of the acquisition date and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. By combining Repeat Precision’s expertise in providing high-quality machining services with NCS’s engineering capabilities, product development expertise and customer relationships, we believe that we have additional revenue opportunities for NCS to leverage the vertically integrated supply chain by developing and marketing new completions products. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Repeat. The purchase price allocation was finalized during the first quarter of 2018. We have recognized $15.2 million of goodwill as a result of the transaction and expect the full amount to be deductible for tax purposes. We also incurred acquisition costs of $0.3 million related to this acquisition for the nine months ended September 30, 2017, which was included in general and administrative expense on our condensed consolidated statements of income.

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

In connection with the Repeat Precision acquisition, we acquired intangible assets in the amount of $4.1 million related to customer relationships. The intangible assets are amortized over their estimated ten-year useful lives. Amortization expense for the Repeat Precision acquisition was $0.1 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.3 million for each of the nine months ended September 30, 2018 and 2017, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories

Inventories consist of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$3,389	$2,412
Work in process	680	623
Finished goods	28,424	30,100
Total inventories	$32,493	$33,135

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Land	$2,108	$2,167
Building and improvements	5,096	5,155
Machinery and equipment	15,976	13,418
Computers and software	2,170	2,157
Furniture and fixtures	1,066	1,013
Vehicles	7,391	5,751
Service equipment	244	244
	34,051	29,905
Less: Accumulated depreciation and amortization	(9,461)	(7,012)
	24,590	22,893
Construction in progress	4,919	758
Property and equipment, net	$29,509	$23,651

Note 6.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

At December 31, 2016	$122,077
Acquisitions	55,409
Currency translation adjustment	6,992
At December 31, 2017	$184,478
Purchase price allocation adjustment	54
Currency translation adjustment	(3,032)
At September 30, 2018	$181,500

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$148,306	$(59,519)	$88,787
Trademarks	5 - 10	1,600	(173)	1,427
Customer relationships	10 - 21	40,691	(6,585)	34,106
Internally developed software	5	2,533	—	2,533
Total identifiable intangibles		$193,130	$(66,277)	$126,853

		December 31, 2017
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$151,433	$(52,730)	$98,703
Trademarks	5 - 10	2,588	(1,042)	1,546
Customer relationships	10 - 21	41,058	(4,895)	36,163
Total identifiable intangibles		$195,079	$(58,667)	$136,412

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and bonus	$2,759	$5,167
Property and franchise taxes accrual	294	390
Accrued acquisition related costs	—	25
Accrued other miscellaneous liabilities	1,172	1,091
Total accrued expenses	$4,225	$6,673

Note 8.  Debt

Our long-term debt consists of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Senior Secured Credit Facility	$20,000	$20,000
Promissory note	—	3,313
Equipment notes	1,973	1,295
Capital leases	3,609	2,428
Total debt	25,582	27,036
Less: current portion	(2,530)	(5,334)
Long-term debt	$23,052	$21,702

The estimated fair value of total debt for the periods ended September 30, 2018 and December 31, 2017 was $25.0 million and $26.7 million, respectively. The carrying value of the Senior Secured Credit Facility and the lines of credit approximated the fair value of debt as they can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018, we entered into Amendment No. 2 to the Credit Agreement, which amended certain negative covenants contained in the Credit Agreement. As of September 30, 2018 and December 31, 2017, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility.

We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.1 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at September 30, 2018 was 5.50%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of September 30, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Direct costs of $1.0 million were incurred in connection with the Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. The costs are being amortized over the term of the Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.1 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.1 million was included in interest expense, net for the nine months ended September 30, 2018 and 2017, respectively.

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. It bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is secured against equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and is scheduled to mature on February 16, 2019. No other terms were changed. As of September 30, 2018, we had no outstanding indebtedness under the promissory note. As of December 31, 2017, the outstanding balance on the promissory note was $3.3 million.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on February 27, 2021 and is collateralized by certain property. As of September 30, 2018 and December 31, 2017, the outstanding balance on the equipment note was $0.5 million and $0.6 million, respectively.

In April 2017, Repeat Precision entered into another equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on December 21, 2018 and is collateralized by certain property. As of September 30, 2018 and December 31, 2017, the outstanding balance on the equipment note was $0.5 million and $0.7 million, respectively.

In September 2018, Repeat Precision entered into another equipment note for an aggregate borrowing capacity of $3.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on June 7, 2023 and is collateralized by certain property. As of September 30, 2018,  the outstanding balance on the equipment note was $1.0 million.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income, net in our condensed consolidated statements of income for the nine months ended September 30, 2017.

Note 10.  Share-Based Compensation

During the first quarter of 2018, we granted 582,184 restricted stock units (“RSUs”) at a weighted average grant date fair value of $14.54. Of the RSUs granted, 536,014 will vest and settle ratably over three years on each anniversary of the date of grant and 46,170, which were granted to the nonemployee members of the Board of Directors, will vest on the one year anniversary of the grant date. The RSUs for the members of the Board of Directors settle for shares of common stock on a one-for-one basis within thirty days following the earliest of (i) one year following the termination of the person’s service for any reason other than cause, (ii) a change of control or (iii) the fifth anniversary of the grant date.

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

The total share-based compensation expense for all awards was $2.9 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $8.2 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively.

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

We recorded a tax expense of $3.2 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, our effective tax rates were 29.3% and 18.0%, respectively. For the nine months ended September 30, 2018 and 2017, we recorded a tax expense of $3.1 million and $2.0 million, respectively. The effective tax rates for the nine months ended September 30, 2018 and 2017 were 15.7% and 28.2%, respectively. The income tax expense and effective tax rate for the three and nine months ended September 30, 2018 were significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance along with other updates resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax expense (benefit) of $0.5 million and ($2.1) million for the three and nine months ended September 30, 2018, respectively, was recorded in tax expense with a corresponding change in the effective tax rate of 4.5% and (10.6)%, respectively. Additionally, the effective tax rate for the nine months ended September 30, 2018 included a tax benefit of $0.4 million for the tax effect of stock awards.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three and nine months ended September 30, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income, net in the condensed consolidated statements of income and recognized $58 thousand and $2 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Note 12.  Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per common share from net income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator—Basic
Net income	$7,766	$3,541	$16,813	$5,144
Less: income attributable to participating shares	223	138	510	224
Less: income (loss) attributable to non-controlling interest	1,443	155	3,565	(301)
Net income attributable to NCS Multistage Holdings, Inc.––Basic	$6,100	$3,248	$12,738	$5,221

Numerator—Diluted
Net income	$7,766	$3,541	$16,813	$5,144
Less: income (loss) attributable to non-controlling interest	1,443	155	3,565	(301)
Net income attributable to NCS Multistage Holdings, Inc.––Diluted	$6,323	$3,386	$13,248	$5,445

Denominator
Basic weighted average number of shares	44,943	43,676	44,660	39,329
Exchangeable shares for common stock	1,327	1,769	1,398	1,792
Dilutive effect of stock options, RSUs, PSUs and ESPP	1,134	1,674	1,196	1,416
Diluted weighted average number of shares	47,404	47,119	47,254	42,537

Earnings per common share
Basic	$0.14	$0.07	$0.29	$0.13
Diluted	$0.13	$0.07	$0.28	$0.13

Potentially dilutive securities excluded as anti-dilutive	54	-	187	-

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Note 14.  Subsequent Events

On October 9, 2018, we entered into Amendment No. 3 to the Senior Secured Credit Facility which amends certain negative covenants contained in the Credit Agreement.

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, Russia and the North Sea. We have provided our products and services to various customers, including leading large independent oil and natural gas companies and major oil companies.

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

In addition to our fracturing systems products and services, we sell other products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. We also provide tracer diagnostics for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers and consult on reservoir strategies by providing engineering services. Repeat Precision, LLC (“Repeat Precision”), sells composite frac plugs and related products and provides third-party manufacturing services. We operate in one reportable segment.

In both the United States and Canada, we currently anticipate that industry completions activity will decline in the fourth quarter as a result of seasonal holidays, customer budget exhaustion and customer response to elevated differentials. We believe that the pricing differentials in the United States will moderate in 2019 as pipeline capacity is commissioned, which could lead to higher completions activity as the year progresses. We believe elevated pricing differentials in Canada are likely to persist into 2019 and potentially beyond, which we expect to result in reduced customer activity levels and to result in continued customer and competitor-driven pricing pressure for our products and services, negatively impacting our margins. While international activity and market conditions remain constructive, we expect that our international revenue in the fourth quarter will be less than our revenue in the third quarter based on the timing of work completed for specific customers.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to below $43 per barrel in June 2017 before recovering to approximately $73 per barrel by the end of September 2018. Crude oil pricing has been supported by voluntary oil production reductions by members of the Organization of Petroleum Exporting Countries (“OPEC”), and certain other countries, including Russia. These supply reductions were announced in November 2016 and were initially implemented in 2017. In November 2017, OPEC and certain other countries, including Russia, announced their intent to extend the supply reductions through the end of 2018. These countries had reduced their supply by more than the targeted amounts through early 2018, reaching 152% of targeted supply reductions in May 2018. In June 2018, OPEC and certain other countries, including Russia, announced that they would strive to conform with the supply reductions at a level of 100% as of July 1, 2018, signaling an increase in production from prior levels.

There can be no assurance that the countries involved will continue to comply with the intended reductions and the amount of oil supply that may be returned to the market if the supply reductions are not extended beyond the end of 2018 is unknown.

On August 6, 2018, the United States announced its intent to impose economic sanctions on Iran, following the United States’ withdrawal from an international accord intended to limit Iran’s nuclear programs. The sanctions, including secondary sanctions targeting companies that do business with Iran, are expected to reduce Iran’s level of crude oil exports and are expected to go into effect in early November. Other oil exporting countries, including Saudi Arabia and Russia have committed to increase oil supplies to offset any shortfall related to a reduction in Iranian oil exports. There can be no assurance in the level of reduction of Iranian crude exports or of the ability of other countries to readily supply crude oil to the market if Iranian crude exports decline materially.

Over the course of 2018, there has been an increase in the difference between the benchmark crude oil pricing in certain markets and WTI, known in the industry as differentials. Crude oil in certain areas, including West Texas, North Dakota and Canada are trading at a larger discount to WTI than in historical periods due to current and forecasted production levels that are in excess of local refining demand and pipeline capacity. In response to these price differentials, many E&P companies operating in these areas have reduced their drilling and completion activity or have chosen to delay completions until additional pipeline or rail capacity is placed into service.

Natural gas pricing has been more stable, remaining close to $3.00 per mmBtu. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wider-than-normal discounts to Henry Hub pricing resulting from infrastructure bottlenecks. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows, capital spending and drilling activity.

Sustained declines in commodity prices, or sustained periods of high differentials, would be expected to lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per bbl)	Brent Crude (per bbl)	Henry Hub Natural Gas (per mmBtu)
9/30/2017	$48.15	$52.10	$2.95
12/31/2017	55.27	61.40	2.91
3/31/2018	62.91	66.86	3.08
6/30/2018	68.07	74.45	2.85
9/30/2018	69.69	75.07	2.93

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the third quarter of 2017, as provided by Baker Hughes, a GE company:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2017	927	207	1,134
12/31/2017	902	203	1,105
3/31/2018	965	267	1,232
6/30/2018	1,021	105	1,126
9/30/2018	1,032	207	1,239

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The rate of increase slowed in the U.S. during the third quarter of 2018 and the average rig count in Canada in the third quarter of 2018 was the same during the third quarter of 2017.

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

Many U.S. E&P companies have increased their drilling and completions budgets in 2018, relative to 2017. In the first quarter of 2018 many E&P and oilfield services companies, including us, noted instances of supply chain disruptions related to material and labor availability, which resulted in temporary delays in planned drilling and completion activity. In addition, oil production from the

Permian Basin is expected to exceed local refining demand and pipeline takeaway capacity from the second half of 2018 through the second half of 2019, when additional pipelines are expected to be placed into service. This has led to reduced local crude oil pricing as compared to WTI and Brent-linked benchmarks. As a result of the lower realized prices and temporary limitations on takeaway capacity many E&P companies have reduced their drilling and completion activity or deferred completions in the Permian Basin and in other areas, leading to an expectation of lower overall completions activity in the U.S. in the fourth quarter as compared to prior quarters, possibly extending into the first half of 2019.

The market in Canada continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers. As a result, industry activity and capital spending in Canada in 2018 is currently forecasted to be in line with or below 2017 levels, with higher spending by some producers of oil and liquids-rich natural gas offset by declines by producers of natural gas. During the first nine months of 2018, the average land drilling rig count in Canada, as provided by Baker Hughes, was six percent lower than during the same period in 2017. During the third quarter of 2018 the rig count began to fall sharply during the month of September, reflecting weather conditions, low spot natural gas prices and greater discounts in Canadian crude oil pricing relative to U.S. benchmarks. In addition, the price differentials for Canadian crude oil, both light and heavy, increased during the third quarter, significantly reducing the price that E&P companies receive for their production. The differentials are forecasted to remain at higher-than-normal levels for an extended period of time, which we expect to have a negative impact on activity in the fourth quarter of 2018 and beyond.

We expect that we will be able to leverage our technologically differentiated product and service offerings to continue to grow our business in 2018 as compared to 2017, especially in the United States, where industry activity is expected to grow and where we have greater opportunities for further market share penetration.

Increasing Adoption of Pinpoint Stimulation

Traditional well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America. We believe that pinpoint stimulation provides substantial benefits compared to these traditional well completion techniques and that pinpoint stimulation has become increasingly utilized by operators in North America, particularly in Canada. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s continued adoption of pinpoint stimulation to complete wells, our ability to continue to innovate our technology to compete against technological advances in competing traditional well completions techniques, and our ability to successfully compete with other providers of pinpoint stimulation products and services, including adjusting our pricing in certain markets to respond to customer demands and to competitors that may provide discounted pricing to our customers.

Increasing Well Complexity and Focus on Completion Optimization

In recent years, E&P companies have drilled longer horizontal wells and completed more hydraulic fracturing stages per well to maximize the volume of hydrocarbon recoveries per well. This trend towards longer and more complex wells has resulted in us selling more sliding sleeves or composite frac plugs per well on average, which increases our revenue opportunity per well completion and has led to increased sales of our AirLock casing buoyancy systems. Additionally, E&P companies have become increasingly focused on well productivity through optimization of completion designs and we believe this trend may further the adoption of pinpoint stimulation, and in turn, increase the opportunity for sales of our products and services if our customers observe operational benefits and long-term production results from the application of pinpoint stimulation. This trend towards more complex well completions has also resulted in increased use of tracer diagnostics services, which can be utilized to assess the effectiveness of various well completion techniques and well spacing strategies in support of completion and field development optimization efforts.

How We Generate Revenues

We derive the majority of our revenues from the sale of our fracturing systems products and the provision of related services. The remainder of our revenues are generated from sales of our AirLock casing buoyancy system, liner hanger systems, toe initiation sleeves and tracer diagnostics and reservoir strategies services. Repeat Precision generates revenue through the sale of composite frac plugs and related products and the provision of third-party manufacturing services.

Product sales represented 71% and 70% of our revenue for the three months ended September 30, 2018 and 2017, respectively, and 69% and 76% for the nine months ended September 30, 2018 and 2017, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29% and 30% of our revenues for the three months ended September 30, 2018 and 2017, respectively, and 31% and 24% for the nine months ended September 30, 2018 and 2017, respectively. Services include our tool charges and associated services related to our fracturing systems offering and our tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets we will, in certain instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves or composite frac plugs and the provision of our services.

For the three months ended September 30, 2018 and 2017, approximately 47% and 72%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. For the nine months ended September 30, 2018 and 2017, approximately 51% and 65%, respectively, of our revenues were attributable to our Canadian sales. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

Although most of our sales are to North American E&P companies, we do have sales to customers outside of North America and expect sales to international customers to increase over time. These international sales are typically made to our local operating partners on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China, Russia and the Middle East. Our operating partners and representatives do not have authority to contractually bind our company, but market our products in their respective territories as part of their product or service offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. During the first quarter of 2017, we acquired Repeat Precision, which we believe has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. While we and our suppliers have locked in pricing for certain raw materials required to support some of our anticipated business activity during 2018, we anticipate that the tariff could result in an increase in our cost of sales, beginning as early as the fourth quarter of 2018. We will strive to pass through some of the increases in raw material costs directly resulting from the tariff to our customers, however there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars were approximately 26% and 32% for the three months ended September 30, 2018 and 2017, respectively, and approximately 23% and 31% for the nine months ended September 30, 2018 and 2017, respectively.

Results of Operations

We made acquisitions in the first quarter and third quarter of 2017. For additional information about these acquisitions, see “Note 3. Acquisitions” in our unaudited condensed consolidated financial statements. Due to these acquisitions, our results of operations for the 2018 period presented may not be comparable to historical results of operations for the 2017 period.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The following table summarizes our revenues and expenses for the period presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2018	2017	$	%
Revenues
Product sales	$44,633	$39,391	$5,242	13.3%
Services	18,058	16,566	1,492	9.0%
Total revenues	62,691	55,957	6,734	12.0%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	20,275	19,326	949	4.9%
Cost of services, exclusive of depreciation and amortization expense shown below	8,542	6,632	1,910	28.8%
Total cost of sales, exclusive of depreciation and amortization expense shown below	28,817	25,958	2,859	11.0%
Selling, general and administrative expenses	19,356	17,637	1,719	9.7%
Depreciation	1,174	812	362	44.6%
Amortization	3,255	6,486	(3,231)	(49.8)%
Change in fair value of contingent consideration	(1,865)	(182)	(1,683)	(924.7)%
Income from operations	11,954	5,246	6,708	127.9%
Other income (expense)
Interest expense, net	(317)	(235)	(82)	(34.9)%
Other income, net	28	94	(66)	(70.2)%
Foreign currency exchange loss	(688)	(787)	99	12.6%
Total other expense	(977)	(928)	(49)	(5.3)%
Income before income tax	10,977	4,318	6,659	154.2%
Income tax expense	3,211	777	2,434	313.3%
Net income	7,766	3,541	4,225	119.3%
Net income (loss) attributable to noncontrolling interest	1,443	155	1,288	831.0%
Net income attributable to NCS Multistage Holdings, Inc.	$6,323	$3,386	$2,937	86.7%

Revenues

Revenues were $62.7 million for the three months ended September 30, 2018 as compared to $56.0 million for the three months ended September 30, 2017. This increase was primarily attributable to an increase in services revenue, including tracer diagnostics services, which we added in 2017 through the acquisition of Spectrum Tracer Services, LLC (“Spectrum”). We also experienced an increase in sales volumes of products utilized in well construction and in composite frac plugs, as well as an increase in fracturing systems product volumes in the United States and international markets. These increases were offset by lower volumes of fracturing systems product sales and services in Canada. Product sales for the three months ended September 30, 2018 were $44.6 million as compared to $39.4 million for the three months ended September 30, 2017. Our service revenue was $18.1 million for the three months ended September 30, 2018 as compared to $16.6 million for the three months ended September 30, 2017.

Cost of sales

Cost of sales was $28.8 million, or 46.0% of revenues, for the three months ended September 30, 2018 as compared to $26.0 million, or 46.4% of revenues, for the three months ended September 30, 2017. The increase in cost of sales was primarily a result of increased revenues for tracer diagnostics services, well construction products, composite frac plugs and fracturing systems products in the United States and international markets. Cost of sales was a lower percentage of revenues due to the relative increase in services revenue and higher sales volumes for well construction products and at Repeat Precision, which enabled better utilization of fixed costs, partially offset by lower fracturing systems service volumes, resulting in lower utilization of field personnel. Cost of product sales was $20.3 million, or 45.4% of product sales revenue, and cost of services was $8.5 million, or 47.3% of service revenue, for the three months ended September 30, 2018. For the three months ended September 30, 2017, cost of product sales was $19.3 million, or 49.1% of product sales revenue, and cost of services was $6.6 million, or 40.0% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.4 million for the three months ended September 30, 2018 as compared to $17.6 million for the three months ended September 30, 2017. The increase was the direct result of headcount additions in substantially all functional areas, two additional months of tracer diagnostics operations resulting from our Spectrum acquisition and an increase in share-based compensation related to the issuance of restricted stock units and performance stock unit awards during the first quarter of 2018. The increases were partially offset by a reduction in our bonus accrual during the third quarter of 2018 and by our acquisition costs of $0.4 million incurred during the three months ended September 30, 2017.

Depreciation

Depreciation was $1.2 million for the three months ended September 30, 2018 as compared to $0.8 million for the three months ended September 30, 2017. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions.

Amortization

Amortization was $3.3 million for the three months ended September 30, 2018 as compared to $6.5 million for the three months ended September 30, 2017. The decrease in amortization was related to intangible assets that became fully amortized during the fourth quarter of 2017. The decrease was partially offset by an increase in amortizable intangible assets related to our acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $(1.9) million for the three months ended September 30, 2018 compared to $(0.2) million for the three months ended September 30, 2017 due to the revaluation of the earn-out obligations.  The fair value of contingent consideration reflects the impact of both actual results and forecasted future earnings, as well as the consideration of time from the current period to the payment date. As of September 30, 2018, the fair value of the contingent consideration related to the Spectrum earnout was $0.0 million, as no payment is currently expected, and the fair value of the contingent consideration related to the Repeat earnout was $9.8 million, reflecting a time-based discount to an expected payment of $10.0 million.

Interest expense, net

Interest expense, net was $0.3 million for the three months ended September 30, 2018 as compared to $0.2 million for the three months ended September 30, 2017. The increase in interest expense, net was primarily a result of borrowing $20.0 million under our Senior Secured Credit Facility in August 2017.

Foreign currency exchange loss

Foreign currency exchange loss was $0.7 million for the three months ended September 30, 2018 as compared to $0.8 million for the three months ended September 30, 2017. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax expense

Income tax expense was $3.2 million for the three months ended September 30, 2018 as compared to $0.8 million for the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, our effective income tax rates were 29.3% and 18.0%, respectively. The income tax expense and effective tax rate for the three months ended September 30, 2018 were significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a final change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in the 2017 tax return filing and a tax expense $0.5 million was recorded in tax expense with a corresponding increase in the effective tax rate of 4.5%

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The ultimate impact of the 2017 Tax Act may differ from our estimates, possibly materially, due to changes in the interpretations and assumptions made as well as additional regulatory guidance that may be issued and actions we may take as a result of the 2017 Tax Act.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three months ended September 30, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The following table summarizes our revenues and expenses for the period presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2018	2017	$	%
	(in thousands)
Revenues
Product sales	$122,514	$114,362	$8,152	7.1%
Services	54,261	37,088	17,173	46.3%
Total revenues	176,775	151,450	25,325	16.7%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	57,600	59,774	(2,174)	(3.6)%
Cost of services, exclusive of depreciation and amortization expense shown below	24,721	14,423	10,298	71.4%
Total cost of sales, exclusive of depreciation and amortization expense shown below	82,321	74,197	8,124	10.9%
Selling, general and administrative expenses	62,508	46,572	15,936	34.2%
Depreciation	3,429	2,054	1,375	66.9%
Amortization	9,859	18,481	(8,622)	(46.7)%
Change in fair value of contingent consideration	(3,005)	585	(3,590)	(613.7)%
Income from operations	21,663	9,561	12,102	126.6%
Other income (expense)
Interest expense, net	(1,382)	(3,751)	2,369	63.2%
Other income, net	68	1,132	(1,064)	(94.0)%
Foreign currency exchange (loss) gain	(399)	224	(623)	(278.1)%
Total other expense	(1,713)	(2,395)	682	28.5%
Income before income tax	19,950	7,166	12,784	178.4%
Income tax expense	3,137	2,022	1,115	55.1%
Net income	16,813	5,144	11,669	226.8%
Net income (loss) attributable to noncontrolling interest	3,565	(301)	3,866	1,284.4%
Net income attributable to NCS Multistage Holdings, Inc.	$13,248	$5,445	$7,803	143.3%

Revenues

Revenues were $176.8 million for the nine months ended September 30, 2018 as compared to $151.5 million for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in the volume of sales of our well construction products as well as the contributions from Repeat Precision and tracer diagnostics services, both of which were added through acquisitions completed during 2017. The increase was partially offset by a reduction in fracturing systems product sales and services. Product sales for the nine months ended September 30, 2018 were $122.5 million as compared to $114.4 million for the nine months ended September 30, 2017. Our service revenue was $54.3 million for the nine months ended September 30, 2018 as compared to $37.1 million for the nine months ended September 30, 2017.

Cost of sales

Cost of sales was $82.3 million, or 46.6% of revenues, for the nine months ended September 30, 2018 as compared to $74.2 million, or 49.0% of revenues, for the nine months ended September 30, 2017. The increase in cost of sales was primarily a result of higher product sales in addition to the inclusion of Repeat Precision and tracer diagnostics services. Cost of sales was a lower percentage of revenues due to the relative increase in services revenue and higher sales volumes for well construction products and at Repeat Precision, which enabled better utilization of fixed costs, partially offset by reduced fixed cost utilization related to a reduction in fracturing systems product sales and services, especially in Canada. Cost of product sales was $57.6 million, or 47.0% of product sales revenue, and cost of services was $24.7 million, or 45.6% of service revenue, for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, cost of product sales was $59.8 million, or 52.3% of product sales revenue, and cost of services was $14.4 million, or 38.9% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $62.5 million for the nine months ended September 30, 2018 as compared to $46.6 million for the nine months ended September 30, 2017. The increase was the direct result of headcount additions in substantially all functional areas, nine months of operations for tracer diagnostics services and an increase in share-based compensation related to the issuance of restricted stock units and performance stock unit awards during the first quarter of 2018 as well as amendments to certain stock options in connection with our IPO during the second quarter of 2017. The increases were partially offset by a reduction in our bonus accrual during the nine months ended September 30, 2018 and significant non-capitalizable additional expenses incurred related to our IPO of $2.3 million and acquisition costs of $1.0 million incurred during the nine months ended September 30, 2017.

Depreciation

Depreciation was $3.4 million for the nine months ended September 30, 2018 as compared to $2.1 million for the nine months ended September 30, 2017. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions.

Amortization

Amortization was $9.9 million for the nine months ended September 30, 2018 as compared to $18.5 million for the nine months ended September 30, 2017. The decrease in amortization was related to intangible assets that became fully amortized during the fourth quarter of 2017. The decrease was partially offset by an increase in amortizable intangible assets related to our acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $(3.0) million for the nine months ended September 30, 2018 compared to $0.6 million for the nine months ended September 30, 2017 due to the revaluation of the earn-out obligations. The fair value of contingent consideration reflects the impact of both actual results and forecasted future earnings, as well as the consideration of time from the current period to the payment date. As of September 30, 2018, the fair value of the contingent consideration related to the Spectrum earnout was $0.0 million, as no payment is currently expected, and the fair value of the contingent consideration related to the Repeat earnout was $9.8 million, reflecting a time-based discount to an expected payment of $10.0 million.

Interest expense, net

Interest expense, net was $1.4 million for the nine months ended September 30, 2018 as compared to $3.8 million for the nine months ended September 30, 2017. The decrease in interest expense, net was primarily a result of prepaying our prior term loan in full in May 2017 by utilizing a portion of the proceeds from our IPO. The decrease was partially offset by higher interest expense due to borrowing $20.0 million under our Senior Secured Credit Facility in August 2017.

Other income, net

Other income, net was $68 thousand for the nine months ended September 30, 2018 as compared to $1.1 million for the nine months ended September 30, 2017. Other income, net was lower primarily due to the receipt of $0.9 million from an arbitration case that was decided in our favor in February 2017.

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $(0.4) million for the nine months ended September 30, 2018 as compared to a gain of $0.2 million for the nine months ended September 30, 2017. The change was primarily due to the impact of the retirement of our foreign currency denominated debt and movement in the foreign currency exchange rates between the periods.

Income tax expense

Income tax expense was $3.1 million for the nine months ended September 30, 2018 as compared to $2.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, our effective income tax rates were 15.7% and 28.2%, respectively. The income tax expense and effective tax rate for the nine months ended September 30, 2018 were significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax benefit of $2.1 million was recorded in tax expense with a corresponding reduction in the effective tax rate of 10.6%. Additionally, the effective tax rate for September 30, 2018 included a tax benefit of $0.4 million for the tax effect of exercised stock option awards.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the nine months ended September 30, 2018. We will continue to refine our provisional estimates for our computations under the GILTI and FDII rules as we gather additional information.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete tax items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of September 30, 2018, we had cash and cash equivalents of $27.4 million and availability under the Senior Secured Credit Facility of $55.0 million. Our total indebtedness was $25.6 million as of September 30, 2018.

Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions. Our capital expenditures for the nine months ended September 30, 2018 and 2017 were $9.9 million and $5.3 million, respectively. We plan to incur approximately $13 million to $16 million in capital expenditures during 2018, which includes capital expenditures related to a new enterprise resource planning system, the establishment of a laboratory in Canada supporting our tracer diagnostics business, additional machining capacity at Repeat Precision and the remainder of the estimated spending for our research and development facility described below. We are investing in our owned facility in Canada to create a research and development facility for product development as well as to further demonstrate the capabilities and benefits of our products to our customers. We estimate total spending for the project to be approximately $11 million CAD ($8.5 million at September 30, 2018), which started in 2017 and which we expect will be completed in late 2018 or early 2019. We believe our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$7,615	$2,869
Net cash used in investing activities	(9,642)	(85,079)
Net cash (used in) provided by financing activities	(3,409)	84,137
Effect of exchange rate changes on cash and cash equivalents	(933)	20
Net change in cash and cash equivalents	$(6,369)	$1,947

Operating Activities

Net cash provided by operating activities was $7.6 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in 2018 was primarily related to higher net income as a result of increased business activity, a lower deferred income tax benefit and changes in working capital including accounts receivable, inventories and accounts payable. The increase was partially offset by changes to prepaid expenses and other assets and income tax receivable/payable.

Investing Activities

Net cash used in investing activities was $9.6 million and $85.1 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash used in investing activities during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily related to the $80.9 million funding of two acquisitions during 2017. See “Note 3. Acquisitions” in our unaudited condensed consolidated financial statements. The decrease was partially offset by capital expenditures, including property, equipment, software and technology, of $9.9 million in the nine months ended September 30, 2018 compared to $5.3 million for the same period in 2017.

Financing Activities

The net cash used in financing activities for the nine months ended September 30, 2018 was $3.4 million as compared to net cash provided by financing activities of $84.1 million. The change between net cash used in financing activities for the nine months ended September 30, 2018 and net cash provided by financing activities for the nine months ended September 30, 2017 was primarily related to net proceeds from the completion of our IPO on May 3, 2017 of $148.9 million, after deducting underwriting discounts and commissions and other offering expenses, and borrowings of $20.0 million under our Senior Secured Credit Facility during the third quarter of 2017. The increases were partially offset by the $89.1 million repayment of the prior term loan under our prior senior secured credit facility during the second quarter of 2017.

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

We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018, we entered into Amendment No. 2 to the Credit Agreement and, on October 9, 2018, we entered into Amendment No. 3 to the Credit Agreement, each of which amended certain negative covenants contained in the Credit Agreement. At September 30, 2018, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at September 30, 2018 was 5.50%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of September 30, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Contractual Obligations

Except for the $2.1 million reduction of income tax payable related to the 2017 Tax Act as discussed in “Note 11. Income Taxes” in our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report for the year ended December 31, 2017.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing our new enterprise resource planning (“ERP”) system designed to upgrade our technology and improve our financial and operational information, which is expected to be completed during 2019. In connection with this ERP system implementation, we will update our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

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

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. We anticipate that the tariff could result in an increase in our cost of sales, beginning as early as the fourth quarter of 2018, and there can be no assurance that we will be able to pass any of the increases in raw material costs directly resulting from the tariff to our customers.

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
10.1

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 9, 2018, amending the Amended and Restated Credit Agreement, dated as of May 4, 2017, by and among NCS Multistage Holdings, Inc., Pioneer Intermediate, Inc., Pioneer Investment, Inc., NCS Multistage Inc., the other subsidiaries of NCS Multistage Holdings, Inc. party thereto, Wells Fargo Bank, National Association, Wells Fargo Bank, National Association, Canadian Branch, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2018).

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

Date: November 7, 2018	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer

(Principal Financial Officer and Authorized
Signatory)