Form 10-K
period 2018-12-31
NCS Multistage Holdings, Inc.
filed 2019-03-08
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $173.2 million (based on the closing sale price of the registrant’s common stock on that date).

As of March 6, 2019, there were 46,669,205 shares of common stock outstanding.

Portions of the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	declines in the level of oil and natural gas exploration and production (“E&P”) activity within Canada and the United States;
•	oil and natural gas price fluctuations;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services;
•	our inability to accurately predict customer demand;
•	impairment in the carrying value of long-lived assets and goodwill;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;
•	losses and liabilities from uninsured or underinsured business activities;
•	our failure to identify and consummate potential acquisitions;
•	our inability to integrate or realize the expected benefits from acquisitions;
•	impact of severe weather conditions;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;
•	change in trade policy, including the impact of additional tariffs;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases (“GHGs”);
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

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Form 10-K, including, among others, AirLock, GripShift, MultiCycle, OST and  NCS Multistage and NCS and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Form 10-K without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Other trademarks, service marks or trade names appearing in this Form 10-K are the property of their respective owners.

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

PART I

Item 1. Business

Overview

NCS Multistage Holdings, Inc. (“NCS,” the “Company,” “we,” “our” or “us”) is a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China,  Russia and the North Sea.  Our extensive research and development efforts are influenced and driven by the needs of our customers, allowing us to introduce innovative and commercial solutions that improve customer efficiency and profitability. We provided our products and services to over 310 customers in 2018, including leading large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our fracturing systems products and services are typically utilized in cemented wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Fracturing systems products and services include our casing-installed sliding sleeves and downhole frac isolation assembly. Customers typically purchase our casing-installed sliding sleeves, a consumable product that is cemented at intervals into the casing of the wellbore, and can also utilize services associated with our downhole frac isolation assembly, where our personnel supervise the use of the downhole frac isolation assembly during completion operations. We began providing pinpoint stimulation products and services in 2006, and since then our technology has been used in the completion of more than 10,000 wells comprising over 230,000 individual frac stages. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

In addition to fracturing systems, we sell products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. Our customers utilize these products to safely and efficiently install casing and production liners, facilitate cementing operations and initiate a flow path into the formation at the commencement of stimulation operations.

We also provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. Our customers utilize these services to better characterize their assets and to optimize completion designs. Chemical and radioactive tracer studies may provide a cost-effective and reliable means to determine the production profile along a lateral, assess fluid and proppant communication between wells during completions and determine stage and cluster level efficiency of completion designs.

We complement our proprietary products and services with our in-house reservoir strategies expertise, encompassing completions engineering, reservoir engineering and geology. These capabilities allow us to engage with our customers on well completion design and well spacing decisions, thereby supporting our customers’ completion optimization strategies and building lasting relationships.

We own a 50% controlling interest in a joint venture, Repeat Precision, LLC (“Repeat Precision”), which provides high-quality machining services for NCS products and markets composite frac plugs and related products directly to customers.

Our revenue for the years ended December 31, 2018,  2017 and 2016, was $227.0 million, $201.6 million and $98.5 million, respectively. Our net income (loss) attributable to NCS Multistage Holdings, Inc. for the years ended December 31, 2018,  2017 and 2016, was $(190.3) million, $2.1 million and $(17.9) million, respectively. Our total assets for the years ended December 31, 2018, 2017 and 2016, were $229.7 million, $463.9 million and $326.8 million, respectively. For additional financial information by geographic area, see “Note 16. Segment and Geographic Information” of our consolidated financial statements.

Business Strategy

Our business strategy is to increase the adoption of our products and services in all geographies, continue to be an innovator of technology and create value for our stockholders. We intend to achieve these objectives by (i) pursuing disciplined organic growth through increasing market adoption of our products and services in the United States, Canada and in select international markets, (ii) developing and introducing innovative technologies that are aligned with customer needs, (iii) maintaining financial strength and flexibility and (iv) selectively pursuing complementary acquisitions and joint ventures.

Through implementing this strategy, including the investment in Repeat Precision and the acquisition of Spectrum Tracer Services, LLC (“Spectrum”) in 2017, we have diversified our revenue base, which has in part contributed to a reduction in the percentage of revenue derived from the Canadian market from 71% in 2016 to 48% in 2018. In addition, in 2018 approximately 60%

of our revenue was derived from fracturing systems products and services and more than 10% of our revenue was derived from each of our well construction products, tracer diagnostics services and Repeat Precision. This represents a more balanced portfolio, serving a larger addressable market than in 2016, when over 90% of our revenue was derived from fracturing services products and services, with the remainder from well construction products.

Products and Services

We provide highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. Our key products and services include:

•

Fracturing Systems.  Our fracturing systems products and services encompasses our technology developed to enable efficient pinpoint stimulation and re-stimulation strategies. Pinpoint stimulation is the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well, a process that we believe improves on traditional completion techniques. Our pinpoint stimulation solutions and refined field processes are designed to enable efficient, controlled, verifiable and repeatable completions.

Our fracturing systems products and services are comprised of our casing-installed sliding sleeves and our downhole frac isolation assemblies, which are deployed using coiled tubing. Our services include advising customers on optimizing completion designs and operating the downhole frac isolation assemblies.

•

Casing-installed sliding sleeves. Our casing-installed sliding sleeves are a consumable product, sold to our customers and cemented in place in a well’s casing. Over 175,000 of our casing-installed sliding sleeves have been installed. We produce two primary models of sliding sleeves: our GripShift sliding sleeves, which can be opened only once, and our MultiCycle sliding sleeves, introduced in late 2013, which can be opened and closed multiple times throughout the life of a well giving our customers the benefit of additional completion options and the ability to better optimize a well’s production phase. Our casing-installed sliding sleeves can be utilized in both cemented and open-hole wellbores, with no practical limitation on the number of stages that can be installed in a well, and feature an inner-diameter which is the same as the casing in the wellbore. During completion operations, the downhole frac isolation assembly is placed in the sleeve and the inner barrel of the sleeve is shifted down, exposing the frac ports to the formation, allowing the completion of that stage to begin.

•

Downhole frac isolation assembly. Our proprietary downhole frac isolation assembly is comprised of several subcomponents,  including a resettable bridge plug for stage isolation, a sleeve locator to efficiently locate our sliding sleeves in the wellbore, an abrasive perforating sub that can perforate the casing where our sliding sleeves are not installed and gauge packages that can measure and record downhole data. The assembly, which is attached to a third-party’s coiled tubing reel, is primarily used to locate our sliding sleeves, to establish wellbore isolation and to shift our sliding sleeves open or closed. In addition, gauges within the downhole frac isolation assembly record downhole pressure and temperature data, which can be utilized to optimize the design of future completions. Further, because our downhole frac isolation assembly is deployed on coiled tubing, our customers have access to real-time downhole pressure measurements which can be used to adjust strategies during a well completion. We typically own the assemblies and utilize them in our service to our customers. Our personnel operate the assemblies during completion operations in coordination with other on-site service providers.

•

Sand jet perforating. Our sand jet perforating technology uses a variation of the downhole frac isolation assembly utilized for shifting sleeves. Sand jet perforating is typically used with cemented wellbores. To cut access points into the formation, sand-laden fluid is pumped down the coiled tubing and through tungsten-carbide nozzles. The high-velocity slurry cuts through the casing and cement and into the formation. The tunnels created through this process serve as initiation points for stimulation. Stimulation treatments are pumped down the annulus between the coiled tubing and the casing. Although the sand jet perforating process requires more time per stage than using sliding sleeves, it provides a practical option for pinpoint stimulation in wells that are already cased, as in the case of drilled, but uncompleted wells.

•

SpotFrac system. Our SpotFrac system provides a means to straddle and mechanically isolate producing zones for targeted refracturing applications. The system includes a sand jet perforating assembly, enabling additional stages to be added if desired, and can perforate, isolate and stimulate multiple stages in a single trip.

•

BallShift sleeves. Our BallShift sliding sleeves can be cemented in place and are activated by pumping a ball from surface that lands on seats in the sleeves, providing pinpoint stimulation. In some instances, the BallShift sleeves will be utilized together with our coiled-tubing deployed technology in a hybrid application to increase the amount of stages that can be run in extended reach applications, with the BallShift sleeves installed at the toe of such wells.

•

Well Construction. Our well construction products are designed to allow our customers to safely and efficiently install casing and production liners, facilitate cementing operations and initiate a flow path into the formation at the commencement of stimulation operations. Our well construction products include:

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

•

Liner hanger systems. Introduced in late 2014, our proprietary liner hanger systems are specifically designed to perform in complex horizontal wells and are fully compatible with our fracturing systems products. The liner hanger is used to distribute the loads and weight of the liner to the supporting casing.

•

Toe initiation sleeves. Our toe initiation sleeves are designed to provide initial formation access for multistage completions. After shifting open the toe initiation sleeve, a customer can perform a casing integrity test, a pre-frac injection fall-off test, flush the wellbore to facilitate the pumping of completion tools to the toe of the well or execute the first fracturing stage for the well.

•

Reservoir Strategies. Our specialized team of engineering consultants advises customers on optimized completion designs and field development strategies and evaluates well performance. Our in-house engineers help us strengthen our relationships with our customers and demonstrate the benefits of our fracturing systems products and services as compared to traditional completion techniques.

•

Tracer Services. We provide chemical and radioactive tracer diagnostics technologies used by E&P companies to assess completion performance, evaluate well production, and optimize field development strategies. Our fracture fluid identifier tracers, oil-soluble tracers (“OSTs”) and natural gas tracers enable efficient, cost-effective downhole diagnostics, providing E&P companies with critical data to better optimize reservoir development and production.

•

Repeat Precision. We own a 50% interest in Repeat Precision. Repeat Precision provides high-quality machining services for certain NCS products and markets high-performance composite plugs and related products directly to customers.

Business History

We were incorporated in Delaware on November 28, 2012, under the name “Pioneer Super Holdings, Inc.” On December 13, 2016, we changed our name to “NCS Multistage Holdings, Inc.” On May 3, 2017, we completed the initial public offering (“IPO”) of our common stock.

Intellectual Property and Patent Protection

We have dedicated resources toward the development of new technology and products designed to enhance the safety and efficiency of well construction and completions processes. Our sales and earnings are influenced by our ability to successfully introduce new or improved products to the market. Our MultiCycle sliding sleeves, downhole frac isolation assembly and other equipment involve a high degree of proprietary technology developed over several years, some of which is protected by patents.

We hold 20 U.S. utility patents and 20 related international utility patents that relate to our Airlock casing buoyancy system, OSTs, casing installed sliding sleeves, frac isolation assemblies, and the methods utilized in the provision of our services. Our U.S. utility patents expire between 2030 and 2036. Our international utility patents expire between 2025 and 2036.

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

Customers

Our customer base primarily consists of oil and natural gas producers in North America and in certain international markets as well as oilfield service companies. For the years ended December 31, 2018,  2017 and 2016, we had over 310,  240 and 140 customers, respectively. Our top five customers accounted for approximately 24%,  30% and 49% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. No customer represented more than 10% of our revenue for the year ended December 31, 2018. Crescent Point Energy (“Crescent Point”) accounted for 14% and 26% of our revenue during the years ended December 31, 2017 and 2016, respectively. No other customer accounted for more than 10% of our revenue during those years. Although we believe we have a broad customer base and wide geographic coverage of operations, the loss of one or more of our significant customers could have a material adverse effect on our results of operations.

Sales and Marketing

Our sales and marketing activities are performed through a technically-trained direct sales force. We recognize the importance of a technical marketing program in demonstrating the advantages of new technologies that offer benefits relative to established industry methodologies. Our technical sales force advises customers on the benefits of pinpoint stimulation, MultiCycle sliding sleeves, well construction products, tracer diagnostics services and our technical engineering resources.

In the U.S. and Canada, sales of our fracturing systems products and services, liner hangers, tracer diagnostics services and engineering services are made directly to E&P companies. Our customers also hire the coiled tubing companies and pressure pumping services companies that work alongside us during the completion of a well. We provide our AirLock casing buoyancy system, liner hanger products and toe initiation sleeves directly to E&P companies as well as to oilfield services companies that act as distributors for those products. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represent repeat business. Repeat Precision, which maintains a sales force separate from NCS, sells its products directly to E&P companies as well as to oilfield services companies that act as distributors.

International sales are made through local NCS entities or to our local operating partners on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China and the Middle East. Our operating partners and representatives do not have authority to contractually bind our company, but market our products in their respective territories as part of their product or service offering.

We provide extensive support services and have developed proprietary methodologies for assessing and reporting the information that is collected on our downhole gauges and through tracer diagnostics evaluations. In addition, we provide engineering services to work with customers to evaluate post-completion well performance and on a pre-job basis to simulate the production and economic outcomes from pinpoint stimulation strategies relative to traditional completion techniques. We also provide technical education to the coiled tubing services companies and pressure pumping services companies, explaining the benefits of utilizing our technology for their operations and our customers.

In addition to the technical marketing effort, we occasionally engage in field trials to demonstrate the economic benefits of our products and services. Periodically, we will provide engineering services to E&P companies on a discounted basis, in exchange for their agreement to provide production data for direct comparison of the results of pinpoint stimulation to traditional completion techniques.

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

We generally try to purchase our raw materials from multiple suppliers, so we are not dependent on any one supplier. We will generally utilize multiple machine shops for the manufacturing of our component parts so that we are not dependent on any one machine shop. Our suppliers are also active in multiple regions which allows us to react to changes in foreign currency exchange rates and tariffs and duties. For example, we have made changes to the raw materials purchased from suppliers based on the imposition of tariffs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

During 2017, we added suppliers to increase third-party component part supply capacity. In addition, Repeat Precision allows us to reduce our costs for certain product categories.

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

We believe that we compete not only against other providers of pinpoint stimulation equipment and services, but also with companies that support the other primary means of hydraulically fracturing a horizontal well, including plug and perf and ball drop completions. We also compete with other suppliers of well construction products and tracer diagnostics services.

Our major competitors for our completion products and services include Baker Hughes, a GE company (“Baker Hughes”), Core Laboratories N.V., Forum Energy Technologies, Inc., Halliburton Company, Innovex Downhole Solutions, Nine Energy Service, Inc., Oil States International, Inc., Packers Plus Energy Services, Schlumberger Limited, Schoeller-Bleckmann Oilfield Equipment AG and Weatherford International public limited company as well as a number of smaller or regional competitors.

We believe that the most significant factors influencing a customer’s decision to utilize our equipment and services are technology, service quality, safety track record and price. While we must be competitive in our pricing, we believe our customers select our products and services based on the technical attributes of our products and equipment, the level of technical and operational service we provide before, during and after the job, and the know-how derived from our extensive operational track record.

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

•

Climate Change. Our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in June 2016, the EPA published final rules under the CAA that establish new and more stringent emission control standards for methane and volatile organic compounds (“VOCs”) released from new and modified oil and natural gas development and production operations. These rules could have an adverse effect on our customers and result in an indirect material adverse effect on our business. However, the EPA has taken action to stay final implementation of the rules and has proposed certain modifications. The rules also have been the subject of litigation. As a result, the future implementation of these rules remains uncertain. In addition, the United States and Canada are among almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. The agreement entered into force on November 4, 2016. On June 1, 2017, the current United States administration announced that the United States would be pulling out of the Paris Agreement. Although it is not possible at this time to predict how any legal requirements imposed following the implementation of the Paris Agreement that may be adopted or issued to address GHG emissions would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce.

•

Non-Hazardous and Hazardous Wastes. The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that our customers generate. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. It is possible, however, that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in May 2016, several non-governmental environmental groups filed suit against the EPA in the U.S. District Court for the District of Columbia for failing to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, asserting that the agency is required to review its Subtitle D regulations every three years but has not conducted an assessment on those oil and natural gas waste regulations since July 1988. That suit resulted in a consent decree whereby the EPA agreed to propose no later than March 15, 2019, a rulemaking for revision of the Subtitle D regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our customers’ costs to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business.

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

Our customers’ operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The effect of these regulations may be to limit or increase the cost of oil and natural gas E&P, which could have a material adverse effect on our customers and indirectly materially and adversely affect our business.

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

Employees

As of December 31, 2018, we had 418 employees of which 414 are full-time employees. 291 of our employees as of such date were based in the United States, 124 were based in Canada and three were based outside of North America. Our international operations are currently serviced by employees operating out of the United States and Canada. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and the Oil and Natural Gas Industry

Our business depends on the levels of expenditures by companies in the oil and natural gas industry and particularly on the level of E&P activity within Canada and the United States. A substantial or extended decline in the prices for oil and natural gas could result in lower expenditures by our customers, which has had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

Demand for our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. For example, between the third quarter of 2014 and the first quarter of 2016, oil and natural gas commodity prices declined significantly. The low commodity price environment resulted in a reduction in the drilling, completion and other production activities of most of our customers and a reduction in their spending on our products and services. The reduction in demand from our customers reduced the prices we were able to charge our customers for our products and services. Although oil pricing has improved since mid-2016, oil and natural gas prices remain volatile, and prolonged reductions in oil and natural gas prices have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Many factors over which we have no control affect the supply of and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence demand levels and prices for our products and services, including:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the level of prices, and expectations about future prices, of oil and natural gas;
•	the level of global oil and natural gas E&P;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected decline rates of current production;
•	the price and quantity of foreign imports;
•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;
•	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;
•	speculative trading in crude oil and natural gas derivative contracts;
•	the level of consumer product demand;
•	the discovery rates of new oil and natural gas reserves;
•	contractions in the credit market;
•	the strength or weakness of the U.S. dollar;
•	available pipeline and other transportation capacity;
•	the levels of oil and natural gas storage;
•	weather conditions and other natural disasters;

•	political instability in oil and natural gas producing countries;
•	domestic and foreign tax policy;
•	domestic and foreign governmental approvals and regulatory requirements and conditions;
•	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;
•	technical advances affecting energy demand, generation and consumption;
•	the proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	alternative fuel requirements or technological advances and the demand and availability of alternative fuel sources;
•	fuel conservation measures;
•	the ability of oil and natural gas producers to raise equity capital and debt financing;
•	merger and divestiture activity among oil and natural gas producers; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty. Any of the above factors could impact the level of oil and natural gas E&P activity and could have a material adverse effect on our business, financial condition and results of operations. In addition, regardless of the macro commodity price environment, our current or prospective customers may experience certain constraints that disproportionately impact their business and reduce their expenditures. During the second half of 2018 our Canadian customers experienced a widening of oil price differentials due to pipeline constraints which are expected to continue well into the future. In addition, oil prices fell sharply in late 2018, impacting the budgeting process for E&P companies. This has resulted in a decline in customer activity, significantly reducing demand for oilfield services in Canada and, to a lesser extent, the U.S., and has adversely impacted the announced 2019 expenditure plan of E&P companies and the prices oilfield services companies can charge for their services. Further, should a low commodity price environment impact our customers’ expenditures, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of further impairment charges, an inability to meet the financial ratios contained in our debt agreements, a need to reduce our capital spending and other similar impacts any of which could have a material adverse effect on our business, financial condition and results of operations.

The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

We derive our revenues from companies in the oil and natural gas E&P industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $26.21 per barrel, or Bbl, in February 2016 to a high of $107.95 per Bbl in June 2014. Over the same period, the Henry Hub spot market price of natural gas has ranged from a low of $1.49 per million British thermal units, or MMBtu, in March 2016 to a high of $7.92 per MMBtu in March 2014. During 2017, WTI prices ranged from $42.48 to $60.46 per Bbl and during 2018, WTI prices ranged from $44.48 to $77.41 per Bbl. During 2017, the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu and during 2018, the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry during 2015 and 2016, combined with adverse changes in the capital and credit markets, caused many E&P companies to reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services. We have master services agreements (“MSAs”) with most of our customers which have no minimum purchase requirements. As a result, most of our customers are not obligated to buy our products or utilize our services for an extended period or at all.

Low commodity price environments can negatively impact oil and natural gas E&P companies and, in some cases, impair their ability to timely pay for products or services provided or can result in their insolvency or bankruptcy, any of which exposes us to credit risk of our oil and natural gas E&P customers.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations may be concentrated in certain markets which, as described above, are subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our business, financial condition and results of operations. Further, in weak economic and commodity price environments, we may experience difficulties, delays or failures in collecting outstanding receivables from many customers, due to, among other reasons, a reduction in their cash flow from operations, their inability to access the credit markets and, in certain cases, their insolvencies. Such collection issues could have a material adverse effect on our business, financial condition and results of operations.

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

A  key component of our growth strategy is to increase our market share in the United States. Our fracturing systems products and services enable pinpoint stimulation of an oil or natural gas well. Currently, most E&P companies in the United States rely on traditional well completion techniques and do not utilize pinpoint stimulation. We may not be successful in convincing potential customers of the benefits of our technologies relative to traditional well completion techniques. If we are unable to convince potential customers in the United States of the benefits of our pinpoint stimulation, our strategy to increase the level of sales of our products and services in the United States would be negatively impacted, harming our growth prospects. Additionally, the sales of our products and services depend in large part on the perception of pinpoint stimulation in the oil and natural gas industry. Unfavorable industry reports or poor well performance for wells that were completed using pinpoint stimulation would harm the perception of pinpoint stimulation and technological advances in traditional well completion techniques could make it more difficult to convince potential customers to adopt pinpoint stimulation, which could impact our ability to grow our U.S. sales and harm our growth prospects.

Competition within our industry may adversely affect our ability to market our services.

The markets in which we operate are generally highly competitive. The principal competitive factors in our market are technology, service quality, safety track record and price. We compete with large national and multi-national companies that have substantially longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. These companies may be able to charge lower prices for competing products and services, particularly if a company maintains a lower cost structure by investing in less research and development activities. These products and services offered by lower-priced competitors may be more attractive to our customers in lower commodity price environments, even if the products or services offered are inferior. Also, our competitors may be able to respond more quickly to new or emerging technologies, products and services and changes in customer requirements. These responses may come from direct competitors who offer similar products or services or competitors who offer substitutes. In certain circumstances, work is awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded the work. The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present products or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

A single customer constituted 8%, 14% and 26% of our revenue for the years ended December 31, 2018,  2017 and 2016, respectively, and the loss of that customer or any other of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

Our largest customer is Crescent Point which accounted for approximately 8%,  14% and 26% of our revenue for the years ended December 31, 2018,  2017 and 2016, respectively. Additionally, our top five customers accounted for approximately 24%,  30% and 49% of our revenue for the years ended December 31, 2018,  2017 and 2016, respectively. It is likely that we will continue to derive a significant portion of our revenue from these customers in the near future. If any of these customers decided not to continue to use our products and services, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by these customers, including their failure to pay the amounts they owe us, either as a result of changes in general financial and economic conditions, conditions in the oil and natural gas industry or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess recoverability based on undiscounted future net cash flows. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. As a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we determined that the carrying values of certain long-lived assets in one of our asset groups were no longer recoverable, which resulted in an impairment charge of $73.5 million related to identifiable intangible assets, which we recorded in the fourth quarter of 2018. There was no impairment related to fixed assets in 2018. No fixed asset or finite-lived intangible impairments were recorded in 2017 or 2016.

An assessment for goodwill impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting unit is determined using  a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgement. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its calculated fair value. At December 31, 2018, we performed our annual goodwill impairment test on each of our three reporting units and as a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we concluded that there had been an impairment because the carrying value exceeded the estimated fair values for two reporting units, which resulted in an impairment charge of $154.0 million. No impairments were recorded in 2017 or 2016.

We are unable to predict whether further impairments of one or more of our long-lived assets or investments may occur in the future. A determination that goodwill, a long-lived asset, or other investments are impaired would result in additional non-cash charges that could materially adversely affect our business, financial condition and results of operations.

Our success depends on our ability to develop and implement new technologies, products and services.

Our success depends on the ongoing development and implementation of new product designs and improvements, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in the various markets we serve, it could have a material adverse effect on our business, financial condition and results of operations. Also, if we are not able to obtain patent or other intellectual property protection of our technology, we may not be able to recoup development costs or fully exploit systems, services and technologies in a manner that allows us to meet evolving industry requirements at prices acceptable to our customers. In addition, some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and development of new systems, services and technologies than we are able to do.

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

Our sales cycle, from initial contact to sales of our products and services to a customer can take significant time. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our completion technologies. Some of our customers undertake an evaluation process that frequently involves not only our technology but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. In addition, it may take us longer to convert prospective customers who have only used traditional completion techniques or who are located in basins where traditional completion techniques are more prevalent. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.

A significant amount of our revenue generated is denominated in the Canadian dollar and could be negatively impacted by currency fluctuations.

Because approximately 48% of our revenue for the year ended December 31, 2018 was generated in Canada, we could be materially affected by currency fluctuations. Changes in currency exchange rates, particularly with respect to the Canadian dollar (“CAD”), could have a material adverse effect on our results of operations or financial position. As we have a trade accounts receivable balance in Canadian dollars of $21.8 million CAD as of December 31, 2018, a 10% increase in the strength of the Canadian dollar versus the U.S. dollar would result in an increase in pre-tax income of $1.6 million. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur significant and unanticipated translation gains and losses.

Losses and liabilities from operating activities could have a material adverse effect on our financial condition and operations.

Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend. The operational insurance coverage we maintain for our business may not fully insure us against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. For example, our insurance does not typically cover losses and liabilities related to intellectual property or general breach of contract claims. Further, any insurance obtained by us may not be adequate to cover any losses or liabilities and this insurance may not continue to be available at all or on terms which are acceptable to us. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry. For example, in October 2015, the EPA finalized rules adding new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers of hydraulically fractured wells. More recently, in June 2016, the EPA published final rules establishing new and more stringent methane and VOCs emissions control requirements for oil and natural gas development and production operations. However, the EPA has taken action to stay final implementation of the rules and has proposed certain modifications. The rules also have been the subject of litigation. As a result, the future implementation of these rules remains uncertain.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs. In addition, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement, which entered into force on November 4, 2016, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. On June 1, 2017, the current United States administration announced that the United States would be pulling out of the Paris Agreement. The direction of future U.S. climate change regulation is difficult to predict given the current uncertainties surrounding the policies of the current United States administration. The EPA may or may not continue developing regulations to reduce greenhouse gas emissions from the oil and natural gas industry. Even if federal efforts in this area slow, states may continue pursuing climate regulations.

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

The chemicals that we use in our recently acquired tracer diagnostics business may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (the “TSCA”) which regulates the commercial registration, distribution, and use of many chemicals, including many of the chemicals we use in our tracer diagnostics business. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then we must file a Pre-Manufacture Notice (“PMN”) with the EPA for review. Certain categories of chemical substances may be exempt from a full PMN review, including chemical substances that qualify for a Low Volume Exemption (“LVE”). We have filed PMNs for certain chemicals, and have sought for and obtained LVEs for other chemicals that we use in our tracer diagnostics business, and we will file additional PMNs or seek additional LVEs in the future. We may not be able to expediently receive approval from the EPA to list such chemicals on the TSCA inventory, resulting in delays in our ability to manufacture such chemicals, or significant increases in testing requirements.

In addition, once we have a consent order from the EPA allowing us to manufacture PMN substances for our tracer diagnostics business, we remain subject to regulatory requirements, including, as applicable, volume limitations that may impede us from producing sufficient quantities of such chemicals. Noncompliance with an EPA consent order could result in civil or criminal penalties and delays, or require us to cease operations that are authorized under the consent order. Similar programs exist in most, if not all, of the countries in which we may seek to produce, import or use certain chemicals in our tracer diagnostics business, including compliance with regulations imposed in Canada by the Environment and Climate Change Canada/Health Canada. We cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If we do not meet applicable regulatory requirements in a particular country for some chemicals, then we may not be able to commercialize those chemicals or tracers in such country, and our business could be adversely affected. Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.

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

If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities, we may incur fines, penalties or other liabilities, or may be held criminally liable. We may incur additional costs to upgrade equipment or conduct additional training, or otherwise incur costs in connection with compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.

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

Because of our non-U.S. operations and sales, we are subject to changes in regional, political or economic conditions, and non-U.S. laws and policies, including taxes, trade protection measures, and changes in regulatory requirements governing the operations of companies in non-U.S. countries. We are also subject to changes in non-U.S. laws and regulations that may encourage or require hiring of local contractors or require non-U.S. contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. If we fail to comply with any applicable law or regulation, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in trade policies, including the imposition of additional tariffs, could negatively impact our business, financial condition and results of operations.

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. We anticipate that the tariff could result in an increase in our cost of sales in 2019 as compared to 2018, and we may not be able to pass any of the increases in raw material costs directly resulting from the tariff to our customers. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were scheduled to increase to 25% on January 1, 2019 but the increase has been delayed pending ongoing trade negotiations between the two countries. If a trade resolution with China is not reached, the increased tariff would result in an increase in our cost of sales and we may not be able to pass any of the increases in raw material costs directly resulting from the tariff to our customers.

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

If we are unable to accurately predict customer demand or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which would reduce gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and potentially a loss in market share and damaged customer relationships.

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

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of the implementation of a new enterprise resource planning (“ERP”) system. This ERP system has replaced and will continue to replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

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

Our success and future growth is dependent upon the ability of our executive officers, senior managers and other key personnel to operate and manage our business and execute on our growth strategies successfully. We may be unable to continue to attract and retain our executive officers, senior managers or other key personnel. We may incur increased expenses in connection with the hiring, promotion, retention or replacement of any of these individuals. These labor costs include the cost of providing employee benefits in the United States, Canada and other foreign jurisdictions, including severance benefits. The loss of the services of any of our key personnel could have a material adverse effect our business, financial condition and results of operations.

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

Many of our products could be used in harsh environments and severe service applications. Our contracts with customers and customer requests for bids may set forth detailed specifications or technical requirements (including that they meet certain industrial code requirements, such as API, ASME or similar codes, or that our processes and facilities maintain ISO or similar certifications) for our products and services, which may also include extensive testing requirements. We anticipate that such code testing requirements will become more common in our contracts. We cannot assure you that our products or facilities will be able to satisfy the specifications or requirements, or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products or facilities to satisfy the specifications and testing will not adversely affect our results of operations. If our products or facilities are unable to satisfy such requirements, or we are unable to perform or satisfy any scale testing, our customers may cancel their contracts and/or seek new suppliers, which could have a material adverse effect on our business, financial conditions and results of operations.

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

As of December 31, 2018, our total outstanding indebtedness was $25.7 million, including $20.0 million under our Senior Secured Credit Facility (as defined below). Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

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

We may incur substantial additional indebtedness in the future. Although the terms of the agreement governing our Senior Secured Credit Facility contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur significant additional indebtedness, the related risks to our financial condition could increase.

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

The indebtedness under our Senior Secured Credit Facility matures on May 4, 2020. Our ability to refinance this indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Furthermore, bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Additionally, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including our Senior Secured Credit Facility. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers and other counterparties. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

We are controlled by funds (the “Advent Funds”) managed by Advent International Corporation (“Advent”), which beneficially own in the aggregate 63.7% of the combined voting power of our common stock. As a result of this ownership, Advent will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions.

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

Our Second Amended and Restated Certificate of Incorporation (our “amended and restated certificate of incorporation”) provides that Advent and our directors affiliated with Advent do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses), and that, to the extent permitted by law, Advent and such directors, will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

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

We may sell additional shares of common stock in subsequent public offerings. As of March 6, 2019, we had 46,669,205 outstanding shares of our common stock. We also have registered 7,645,071 shares of common stock reserved for issuance under our equity incentive plans and 2,000,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan for U.S. Employees (the “U.S. ESPP”) and our Employee Stock Purchase Plan for non-U.S. Employees (the “Non-U.S. ESPP” and together with the U.S. ESPP, the “ESPP”). Of those shares initially registered and reserved for issuance, 156,486 shares of common stock were issued in January 2019 in connection with outstanding awards and the settlement of our prior ESPP offering period and 1,843,514 shares remain available for future issuance. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information.

In addition, we currently have an effective shelf registration statement on file with the SEC to allow us to sell and certain requesting holders to resell shares of our common stock. We cannot predict the effect, if any, that such market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline.

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

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley; have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

In the past, we identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause to us to fail to meet our reporting obligations or fail to prevent fraud; which would harm our business and could negatively impact the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report on our financial results accurately or prevent fraud; which would harm our business and could negatively impact the price of our common stock. Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for the years ended December 31, 2015 and December 31, 2016, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting, which were remediated as of March 31, 2018. The material weakness described above, or any newly identified material weakness, could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

In addition, an independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to prevent or remediate any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Additionally, our reporting obligations as a public company could place a strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 19450 State Highway 249, Suite 200, Houston, Texas 77070. We currently own one property, located in Calgary, Alberta, which is used for our engineering and research and development activities. In addition to our property in Calgary, Alberta, we also lease 49 properties that are used for our corporate headquarters, sales offices, manufacturing, engineering, district operations, laboratory, warehousing and storage yards. All of these properties are leased from third parties. We believe that these facilities are adequate for our current operations and that none of our leases are individually material to our business.

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

In early February 2019, we filed a lawsuit against Diamondback Industries, Inc. (“Diamondback”) in the United States District Court for the Western District of Texas, Waco Division, alleging patent infringement, breach of contract and related claims stemming from Diamondback’s breach of an exclusive license, granted by Diamondback to Repeat Precision, to a patent necessary for the manufacture and sale of a disposable setting tool. Around the same time, Diamondback filed a lawsuit against Repeat Precision and various NCS entities in an effort to invalidate the exclusive license agreement and requested monetary damages. We believe the exclusive license is enforceable and there is no basis to support the claims asserted by Diamondback and we intend to vigorously enforce our rights under the license agreement.

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

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our stock incentive plans.

Holders

On March 6, 2019, we had 46,669,205 shares of common stock outstanding, which were held by approximately 19 record holders. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We do not intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, we may change this policy and choose to pay dividends. Any future determination to pay dividends will be at the discretion of our Board and will take into account restrictions in our debt instruments, including our secured credit facilities, general economic and business conditions, our net income, financial condition and results of operations, our capital requirements, our prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions and such other factors as our Board may deem relevant.

Performance Graph

As we are a “smaller reporting company,” for the year ended December 31, 2018,  we are not required to provide the performance graph under Item 201(e) of Regulation S-K.

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

•	In August 2017, we issued 355,658 shares of common stock to certain individuals in exchange for their membership interests in Spectrum.
•	In February 2018, we issued 442,312 shares of common stock to Cemblend in exchange for shares of one of our wholly-owned subsidiaries.
•	In February 2019, we issued 1,326,935 shares of common stock to Cemblend in exchange for shares of one of our wholly-owned subsidiaries.

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

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands, except per share amounts)
Revenues
Product sales	$156,781	$144,666	$73,220	$80,079
Services	70,182	56,968	25,259	33,926
Total revenues	226,963	201,634	98,479	114,005
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	74,892	76,288	40,511	40,160
Cost of services, exclusive of depreciation and amortization expense shown below	33,414	22,504	13,322	14,553
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,306	98,792	53,833	54,713
Selling, general and administrative expenses	82,813	64,707	37,061	37,804
Depreciation	4,747	3,193	1,766	2,695
Amortization	13,090	24,458	23,801	24,576
Change in fair value of contingent consideration	(2,872)	5,525	—	—
Impairments	227,543	—	—	—
(Loss) income from operations	(206,664)	4,959	(17,982)	(5,783)
Other income (expense)
Interest expense, net	(1,963)	(4,306)	(6,286)	(8,064)
Other income (expense), net	182	1,085	45	(131)
Foreign currency exchange gain (loss)	162	224	(2,522)	25,779
Total other (expense) income	(1,619)	(2,997)	(8,763)	17,584
(Loss) income before income tax	(208,283)	1,962	(26,745)	11,801
Income tax (benefit) expense	(23,052)	670	(8,818)	(16,224)
Net (loss) income	(185,231)	1,292	(17,927)	28,025
Net income (loss) attributable to non-controlling interest	5,086	(810)	—	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(190,317)	$2,102	$(17,927)	$28,025
(Loss) earnings per common share
Basic	$(4.25)	$0.05	$(0.53)	$0.88
Diluted	$(4.25)	$0.05	$(0.53)	$0.86
Weighted average common shares outstanding
Basic	44,788	40,484	34,008	29,966
Diluted (1)	44,788	43,583	34,008	32,433
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in)
Operating activities	$14,026	$16,114	$10,684	$4,369
Investing activities	(15,410)	(85,221)	(1,840)	(1,221)
Financing activities	(5,130)	84,033	(315)	(12,766)
Other Financial Data:
Adjusted EBITDA (2)	$49,739	$49,498	$13,880	$26,219
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,131	$33,809	$18,275	$9,545
Total assets	229,701	463,913	326,827	332,537
Total debt, net	25,691	27,036	89,166	85,856
Total liabilities	53,470	94,922	149,349	145,068
Total stockholders' equity	161,301	356,847	177,478	187,469

_______________

(1)	The diluted weighted average shares outstanding amount excludes the impact of securities that would be anti-dilutive.
(2)

Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax expense (benefit) and depreciation and amortization adjusted to exclude certain items which we believe are not reflective of ongoing operating performance or which, in the case of impairments and share-based compensation, are non-cash in nature. We believe that Adjusted EBITDA is an important measure that excludes costs that management believes do not reflect our ongoing operating performance and certain costs associated with our capital structure. Accordingly, Adjusted EBITDA is a key metric that management uses to assess the period-to-period performance of our core business operations. We believe that presenting Adjusted EBITDA enables investors to assess our performance from period to period using the same metrics utilized by management and also allows investors to evaluate our performance relative to other companies that are not subject to such factors. Adjusted EBITDA is not defined under accounting principles generally accepted in the United States (“GAAP”), is not a measure of net income, income from operations or any other performance measure derived in accordance with GAAP, and is subject to important limitations. Adjusted EBITDA may not be comparable to similarly titled measures of other companies in our industry and is not a measure of performance calculated in accordance with GAAP.

A reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA on a consolidated basis for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015
Net (loss) income	$(185,231)	$1,292	$(17,927)	$28,025
Income tax (benefit) expense	(23,052)	670	(8,818)	(16,224)
Interest expense, net (a)	1,963	4,306	6,286	8,064
Depreciation	4,747	3,193	1,766	2,695
Amortization	13,090	24,458	23,801	24,576
EBITDA	(188,483)	33,919	5,108	47,136
Impairments (b)	227,543	—	—	—
Share-based compensation (c)	10,930	6,108	1,354	1,313
Restructuring charges (d)	—	—	277	430
Professional fees (e)	1,542	3,870	3,079	306
Unrealized foreign currency loss (gain) (f)	1,479	17,006	2,612	(12,787)
Realized foreign currency gain (g)	(1,641)	(17,230)	(89)	(12,992)
Change in fair value of contingent consideration (h)	(2,872)	5,525	—	—
Other (i)	1,241	300	1,539	2,813
Adjusted EBITDA	$49,739	$49,498	$13,880	$26,219

_____________________

(a)

Includes the remaining deferred loan costs of $1,422 related to the prior credit agreement that were expensed when the debt was repaid with a portion of our net proceeds from the IPO during the second quarter of 2017.

(b)	Represents non-cash impairment charges for goodwill and intangible assets as the fair values were lower than the carrying values.
(c)	Represents non-cash compensation charges related to share-based compensation granted to our officers, employees and directors.
(d)	Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our restructuring initiatives.
(e)	Represents non-capitalizable costs of professional services incurred in connection with our IPO, financings, refinancings, legal proceedings and the evaluation of proposed and completed acquisitions.
(f)	Represents unrealized foreign currency translation gains and losses primarily in respect of our indebtedness.
(g)	Represents realized foreign currency translation gains and losses with respect to principal and interest payments related to our indebtedness.
(h)	Represents the change in the fair value of the earn-outs associated with our acquisitions.
(i)

Represents the impact of a research and development subsidy that is included in income tax expense (benefit) in accordance with GAAP, fees incurred in connection with refinancing our credit facilities, arbitration awards, Board fees and travel expenses prior to our IPO, as permitted by the terms of our prior credit agreement, and other charges and credits.

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, Russia and the North Sea. We provided our products and services to over 310 customers in 2018, including leading large independent oil and natural gas companies and major oil companies.

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

We sell products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers and consult on reservoir strategies by providing engineering services. Repeat Precision sells composite frac plugs and related products and provides third-party manufacturing services. We operate in one reportable segment.

Based on recent commodity prices and preliminary budgets set by E&P companies, we believe that industry drilling and completions activity in North America will be lower in 2019 than it was in 2018. Many of our customers in North America have begun to prioritize free cash flow and the return of capital to shareholders over production growth, which is leading to lower levels of capital expenditures. This is due in part to relatively low commodity prices at the time our customers established their budgets and also concerns over global demand for oil and natural gas based on macroeconomic conditions. We expect customer activity in the U.S. to decline slightly on a year-over-year basis, with activity levels declining in early 2019 from year-end 2018 levels, with the possibility for activity to improve over the course of the year. We believe that customer activity in Canada could be significantly below levels seen in prior years, especially in the first quarter of 2019 as compared to the first quarter in prior years. This is due to the factors mentioned above and also due to elevated commodity price differentials and mandatory production curtailments imposed on certain operators in Alberta. Market conditions in Canada have resulted in continued customer and competitor-driven pricing pressure for our products and services, negatively impacting our margins and market share in certain markets. We currently expect international activity to increase slightly in 2019 as market conditions remain more constructive than in North America.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to a low of approximately $26 per barrel in February 2016 before recovering to approximately $60 per barrel by the end of December 2017 and then falling again to approximately $45 per barrel by the end of December 2018. Crude oil pricing has been supported by voluntary oil production reductions by members of OPEC, and certain other countries, including Russia. These supply reductions were announced in November 2016 and were initially implemented in 2017. In November 2017, OPEC and certain other countries, including Russia, announced their intent to extend the supply reductions through the end of 2018. These countries had reduced their supply by more than the targeted amounts through early 2018, reaching 152% of targeted supply reductions in May 2018. In June 2018, OPEC and certain other countries, including Russia, announced that they would strive to conform with the supply reductions at a 100% level as of July 1, 2018, signaling an increase in production from prior levels. In response to falling crude oil prices in late 2018, OPEC and certain other countries, including Russia, agreed to a new round of supply reductions in December 2018, which were intended to be effective as of January 2019. There can be no assurance that the countries involved will continue to comply with the intended reductions and the amount of oil supply that may be returned to the market if the supply reductions are not extended further is unknown.

On August 6, 2018, the United States announced its intent to impose economic sanctions on Iran, following the United States’ withdrawal from an international accord intended to limit Iran’s nuclear programs. The sanctions, including secondary sanctions targeting companies that do business with Iran, are expected to reduce Iran’s level of crude oil exports and went into effect in early November. However, the United States granted temporary waivers to eight countries that import oil from Iran. Other oil exporting countries, including Saudi Arabia and Russia have committed to increase oil supplies to offset any shortfall related to a reduction in Iranian oil exports. There can be no assurance in the level of reduction of Iranian crude exports, the expiration of the temporary waivers or of the ability of other countries to readily supply crude oil to the market if Iranian crude exports decline materially.

Over the course of 2018, there was an increase in the difference between the benchmark crude oil pricing in certain markets and WTI, known in the industry as differentials. Crude oil in certain areas, including West Texas, North Dakota and Canada have traded at a larger discount to WTI than in historical periods due to current and forecasted production levels that are in excess of local refining demand and pipeline capacity. In response to these price differentials, many E&P companies operating in these areas reduced their drilling and completion activity in the second half of 2018 and into 2019 or chose to delay completions until additional pipeline or rail capacity is placed into service. In Canada, the Province of Alberta implemented a number of measures intended to reduce the differential in the region, including supporting the purchase of railcars to be utilized to transport oil out of the province and by implementing mandatory production curtailments for companies producing more than 10,000 barrels per day in the province.

Natural gas pricing reached a low of approximately $1.50 per MMBtu in March 2016 before recovering to an average level of approximately $3.15 per MMBtu during 2018. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wider-than-normal discounts to Henry Hub pricing resulting from infrastructure bottlenecks. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows, capital spending and drilling activity.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2015	$48.49	$53.98	$2.90
6/30/2015	57.85	61.65	2.75
9/30/2015	46.49	50.44	2.76
12/31/2015	41.94	43.56	2.12
3/31/2016	33.35	33.84	1.99
6/30/2016	45.46	45.57	2.15
9/30/2016	44.85	45.80	2.88
12/31/2016	49.14	49.11	3.04
3/31/2017	51.62	53.59	3.02
6/30/2017	48.10	49.55	3.08
9/30/2017	48.15	52.10	2.95
12/31/2017	55.27	61.40	2.91
3/31/2018	62.91	66.86	3.08
6/30/2018	68.07	74.45	2.85
9/30/2018	69.69	75.07	2.93
12/31/2018	59.97	68.76	3.77

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the first quarter of 2015, as provided by Baker Hughes. The Canadian land rig count illustrates the seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2015	1,353	310	1,664
6/30/2015	876	95	971
9/30/2015	833	186	1,020
12/31/2015	724	168	892
3/31/2016	524	170	694
6/30/2016	398	47	445
9/30/2016	461	119	580
12/31/2016	567	180	746
3/31/2017	722	294	1,016
6/30/2017	874	116	990
9/30/2017	927	207	1,134
12/31/2017	902	203	1,105
3/31/2018	965	267	1,232
6/30/2018	1,021	105	1,126
9/30/2018	1,032	207	1,239
12/31/2018	1,050	177	1,227

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The rate of increase slowed in the U.S. starting in the third quarter of 2018 and the average rig count in Canada decreased in 2018 compared to 2017, with the average rig count in the fourth quarter of 2018 13% lower than the fourth quarter of 2017.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. We anticipate that activity in Canada in the first quarter of 2019 will be significantly lower than in the first quarter of prior years due to low realized commodity prices resulting from high differentials and the production curtailments that are currently in place in Alberta.

The industry experienced a reduction in completions activity in the United States in the second half of 2018, which has extended into early 2019. In addition, preliminary capital budgets from E&P companies indicate that capital spending in 2019 is expected to be below capital spending in 2018, with a number of customers indicating the intention to reduce the number of rigs and completion crews that they are operating.

The market in Canada continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, which have been partially offset by the initiatives implemented by the Province of Alberta. As a result, industry activity and capital spending in Canada in 2019 is currently forecasted to be materially below 2018 levels, both for producers of oil and liquids-rich natural gas and producers of natural gas. During the year ended December 31, 2018, the average land drilling rig count in Canada, as provided by Baker Hughes, was eight percent lower than during the same period in 2017. The average rig count in Canada for the first nine weeks of 2019 was 33% lower than in the same period in 2018. Commodity price differentials are forecasted to remain at higher-than-normal levels for an extended period of time, which we expect to have a negative impact on customer activity in 2019 and potentially beyond.

Adoption of Pinpoint Stimulation

Traditional well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America. We believe that pinpoint stimulation provides substantial benefits compared to these traditional well completion techniques. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s further adoption of pinpoint stimulation to complete wells, our ability to continue to innovate our technology to compete against continuing technological advances in competing traditional well completions techniques, and our ability to successfully compete with other providers of pinpoint stimulation products and services, including adjusting our pricing in certain markets to respond to customer demands and to competitors that may provide discounted pricing to our customers.

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

On January 31, 2019, the cash payment of $10.0 million for the Repeat Precision earn-out consideration was paid to the joint venture partner. In connection with the Spectrum acquisition, we may need to pay the sellers additional consideration as part of an earn-out upon meeting certain specified targets. For additional information regarding our 2017 acquisitions, see “Note 4. Acquisitions” of our consolidated financial statements.

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

Product sales represented 69%,  72% and 74% of our revenue for the years ended December 31, 2018,  2017 and 2016, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 31%,  28% and 26% of our revenues for the years ended December 31, 2018,  2017 and 2016, respectively. Services include our tool charges and associated services related to our fracturing systems and our tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

For the years ended December 31, 2018,  2017 and 2016, approximately 48%,  63% and 71%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

Although most of our sales are to North American E&P companies, we do have sales to customers outside of North America and expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China and the Middle East. Our operating partners and representatives do not have authority to contractually bind our company, but market our products in their respective territories as part of their product or service offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. During the first quarter of 2017, we acquired 50% of Repeat Precision, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. While we and our suppliers have locked in pricing for certain raw materials required to support some of our anticipated business activity during 2019, we anticipate that the tariff could result in an increase in our cost of sales during the year. On September 24, 2018, the United States implemented a tariff of 10% on significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were scheduled to increase to 25% on January 1, 2019 but the increase has been delayed pending ongoing trade negotiations between the two countries. If a trade resolution with China is not reached, the increased tariffs would result in an increase in our cost of sales. We will strive to pass through some of the increases in raw material costs directly resulting from the tariffs to our customers, however there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics  services.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars for the years ended December 31, 2018, 2017 and 2016, were approximately 21%,  32% and 36%, respectively.

How We Evaluate our Results of Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include:

Revenues

We primarily sell our products and services under purchase orders with pricing negotiated on a one-off basis with each customer. Our revenues are generated primarily from the sales of our fracturing systems, well construction and composite plug products and from services related to the utilization of our downhole frac isolation assembly as well as from the provision of tracer diagnostics services. We compare our actual revenue performance on a monthly, quarterly and annual basis to our annual budget and to the most recent estimate we have for the relevant period and to applicable market metrics.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax expense (benefit) and depreciation and amortization adjusted to exclude certain items which we believe are not reflective of ongoing operating performance or which, in the case of impairments and share-based compensation, are non-cash in nature. We believe that Adjusted EBITDA is an important measure that excludes costs that management believes do not reflect our ongoing operating performance and certain costs associated with our capital structure. Accordingly, Adjusted EBITDA is a key metric that management uses to assess the period-to-period performance of our core business operations. We believe that presenting Adjusted EBITDA enables investors to assess our performance from period to period using the same metrics utilized by management and also allows investors to evaluate our performance relative to other companies that are not subject to such factors. Adjusted EBITDA is not defined under accounting principles generally accepted in the United States (“GAAP”), is not a measure of net income, income from operations or any other performance measure derived in accordance with GAAP and is subject to important limitations. Adjusted EBITDA may not be comparable to similarly titled measures of other companies in our industry and is not a measure of performance calculated in accordance with GAAP.

Free Cash Flow

We utilize free cash flow to evaluate the cash generated by our operations and results of operations. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment (inclusive of the purchase and development of software and technology) plus proceeds from sales of property and equipment, as presented in our consolidated statement of cash flows. Management believes free cash flow is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and other investment needs. Free cash flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, repayment of outstanding balances under our Senior Secured Credit Facility, that is not deducted in calculating free cash flow.

Free Cash Flow is a non-GAAP financial measure and should not be considered as an alternative to cash provided by operating activities as a cash flow measurement.

Results of Operations

We made acquisitions in the first quarter and third quarter of 2017. For additional information about these acquisitions, see Note 4. “Acquisitions” of our consolidated financial statements. Due to these acquisitions, our results of operations for the 2018 and 2017 periods presented may not be comparable to historical results of operations for the prior periods. The following table summarizes our revenues and expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016	2018 /2017 % Change (1)	2017 /2016 % Change (1)
Revenues
Product sales	$156,781	$144,666	$73,220	8.4%	97.6%
Services	70,182	56,968	25,259	23.2%	125.5%
Total revenues	226,963	201,634	98,479	12.6%	104.7%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	74,892	76,288	40,511	(1.8)%	88.3%
Cost of services, exclusive of depreciation and amortization expense shown below	33,414	22,504	13,322	48.5%	68.9%
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,306	98,792	53,833	9.6%	83.5%
Selling, general and administrative expenses	82,813	64,707	37,061	28.0%	74.6%
Depreciation	4,747	3,193	1,766	48.7%	80.8%
Amortization	13,090	24,458	23,801	(46.5)%	2.8%
Change in fair value of contingent consideration	(2,872)	5,525	—	(152.0)%	100.0%
Impairments	227,543	—	—	100.0%	––%
(Loss) income from operations	(206,664)	4,959	(17,982)	NM	127.6%
Other income (expense)
Interest expense, net	(1,963)	(4,306)	(6,286)	54.4%	31.5%
Other income, net	182	1,085	45	(83.2)%	NM
Foreign currency exchange gain (loss)	162	224	(2,522)	(27.7)%	108.9%
Total other expense	(1,619)	(2,997)	(8,763)	46.0%	65.8%
(Loss) income before income tax	(208,283)	1,962	(26,745)	NM	107.3%
Income tax (benefit) expense	(23,052)	670	(8,818)	NM	(107.6)%
Net (loss) income	(185,231)	1,292	(17,927)	NM	107.2%
Net income (loss) attributable to non-controlling interest	5,086	(810)	—	727.9%	(100.0)%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(190,317)	$2,102	$(17,927)	NM	111.7%

(1)	NM – Percentage not meaningful

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Revenues

Revenues were $227.0 million for the year ended December 31, 2018 as compared to $201.6 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in the volume of sales of our well construction products as well as the contributions from Repeat Precision and tracer diagnostics services, both of which were added through acquisitions completed during 2017. The increase was partially offset by a reduction in fracturing systems product sales and services, especially in Canada. Product sales for the year ended December 31, 2018 were $156.8 million as compared to $144.7 million for the year ended December 31, 2017. Our service revenue was $70.2 million for the year ended December 31, 2018 as compared to $57.0 million for the year ended December 31, 2017.

Cost of sales

Cost of sales was $108.3 million, or 47.7% of revenues, for the year ended December 31, 2018 as compared to $98.8 million, or 49.0% of revenues, for the year ended December 31, 2017. The increase in cost of sales was primarily a result of higher cost of services due to increased services revenue resulting from the full year inclusion of tracer diagnostics services. Cost of sales was a lower percentage of revenues due to higher sales volumes for well construction products and at Repeat Precision, which enabled better utilization of fixed costs, partially offset by reduced fixed cost utilization related to a reduction in fracturing systems product sales and services, especially in Canada and higher cost of sales in tracer diagnostics, related to field service staffing levels and increased chemicals costs associated with tariffs imposed on certain imports from China in September 2018. Cost of product sales was $74.9 million or 47.8% of product sales revenue and cost of services was $33.4 million or 47.6% of service revenue for the year ended December 31, 2018. For the year ended December 31, 2017, cost of product sales was $76.3 million or 52.7% of product sales revenue and cost of services was $22.5 million or 39.5% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $82.8 million for the year ended December 31, 2018 as compared to $64.7 million for the year ended December 31, 2017. The increase was the direct result of headcount additions in substantially all functional areas, twelve months of operations for tracer diagnostics services and Repeat Precision and an increase in share-based compensation related to the issuance of restricted stock units (“RSUs”) and performance stock unit awards (“PSUs”) during the first quarter of 2018 as well as amendments to certain stock options in connection with our IPO during the second quarter of 2017 that were to vest only in connection with a change of control (the “Liquidity Options”). The increases were partially offset by a reduction in our bonus accrual during the year ended December 31, 2018 and significant non-capitalizable additional expenses incurred related to our IPO of $2.3 million and acquisition costs of $1.0 million incurred during the year ended December 31, 2017, but not incurred in the year ended December 31, 2018.

Depreciation

Depreciation was $4.7 million for the year ended December 31, 2018 as compared to $3.2 million for the year ended December 31, 2017. The increase is attributable to a higher level of property and equipment, primarily related to our acquisitions in 2017 and capital expenditures made during 2018.

Amortization

Amortization was $13.1 million for the year ended December 31, 2018 as compared to $24.5 million for the year ended December 31, 2017. The decrease in amortization was related to intangible assets that became fully amortized during the fourth quarter of 2017. The decrease was partially offset by an increase in amortizable intangible assets related to our acquisitions in 2017.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $(2.9) million for the year ended December 31, 2018 as compared to $5.5 million for the year ended December 31, 2017 due to the revaluation of the earn-out obligations associated with our acquisitions. The fair value of contingent consideration reflects the impact of both actual results and forecasted future earnings, as well as the consideration of time from the current period to the payment date. As of December 31, 2018, the fair value of the contingent consideration related to the Spectrum earnout was $0.0 million, as no payment is currently expected, and the fair value of the contingent consideration related to the Repeat earnout was $10.0 million.

Impairments

During the fourth quarter, as a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019, and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, NCS recorded a total of $227.5 million of charges for the impairment of certain assets. These charges include:

•	A $6.9 million non-cash impairment of customer relationships related to our fracturing systems and well construction products and services
•	A $66.6 million non-cash impairment of technology related to our fracturing systems and well construction products and services
•	A $122.1 million non-cash impairment of goodwill related to our fracturing systems and well construction products and services
•	A $31.9 million non-cash impairment of goodwill related to tracer diagnostics

 See “Note 2. Summary of Significant Accounting Policies” and “Note 7. Goodwill and Intangibles” of our consolidated financial statements for additional detail related to these charges.

Interest expense, net

Interest expense, net was $2.0 million for the year ended December 31, 2018 as compared to $4.3 million for the year ended December 31, 2017. The decrease in interest expense, net was primarily a result of prepaying our prior term loan in full in May 2017 by utilizing a portion of the proceeds from our IPO. The decrease was partially offset by higher interest expense due to borrowing $20.0 million under our Senior Secured Credit Facility in August 2017.

Other income, net

Other income, net was $0.2 million for the year ended December 31, 2018 as compared to $1.1 million for the year ended December 31, 2017. Other income, net was lower primarily due to the receipt of $0.9 million from an arbitration case that was decided in our favor in February 2017.

Income tax (benefit) expense

Income tax benefit was $(23.1) million for the year ended December 31, 2018 as compared to an expense of $0.7 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, our effective income tax rates were 11.1% and 34.1%, respectively. The income tax benefit and effective tax rate for the year ended December 31, 2018 was significantly impacted by the income tax rate change from 35% to 21% and the one time impairment charge which resulted in a corresponding decrease in the effective tax rate of 15.7%. During the year ended December 31, 2017, the income tax expense and effective tax rate differences included several offsetting items, including the effect of recording a tax expense for the enacted U.S. tax reform legislation commonly referred to as the 2017 Tax Act of $3.9 million, not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intended to permanently reinvest such earnings outside the U.S. and a tax benefit for the reversal of our deferred tax liability due to the change in our foreign unremitted earnings assertion of $3.9 million. During the first quarter of 2017, we changed our assertion to state that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the year ended December 31, 2018.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $64.7 million for the year ended December 31, 2017 as compared to $37.1 million for the year ended December 31, 2016. The increase was the direct result of headcount additions in substantially all functional areas. In addition, there were significant non-capitalizable additional expenses incurred related to our IPO of $2.3 million, subsequent costs related to operating as a public company, expenses related to the acquisitions, the effect of Repeat Precision and four months of operations from Spectrum and an increase in share-based compensation related to the issuance of RSUs and amendments to our Liquidity Options certain stock options that were to vest only in connection with a change of control as discussed in “Note 12. Share-Based Compensation” of our consolidated financial statements.

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

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $5.5 million for the year ended December 31, 2017 due to the $5.5 million increase in the fair value of the earn-outs associated with our acquisitions. The fair value of contingent consideration reflects the impact of both actual results and forecasted future earnings, as well as the consideration of time from the current period to the payment date. As of December 31, 2017, the fair value of the contingent consideration related to the Spectrum earnout was $3.4 million and the fair value of the contingent consideration related to the Repeat earnout was $9.4 million.

Interest expense, net

Interest expense, net was $4.3 million for the year ended December 31, 2017 as compared to $6.3 million for the year ended December 31, 2016. The decrease in interest expense, net was primarily a result of prepaying our prior credit agreement in full in May 2017 by utilizing a portion of the proceeds from our IPO. The decrease was partially offset by the write-off of the remaining loan fees of $1.4 million associated with the prepayment of the prior credit agreement and interest expense due to borrowing $20.0 million under our Senior Secured Credit Facility in August 2017.

Other income, net

Other income, net was $1.1 million for the year ended December 31, 2017 as compared to $45 thousand for the year ended December 31, 2016. Other income, net was higher primarily due to the receipt of $0.9 million from an arbitration case that was decided in our favor in February 2017.

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

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of December 31, 2018, we had cash and cash equivalents of $25.1 million and availability under the Senior Secured Credit Facility of $55.0 million. Our total indebtedness was $25.7 million as of December 31, 2018.  Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

We plan to incur approximately $9 million to $13 million in capital expenditures during 2019, which includes capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) additional production equipment and instrumentation to support our tracer diagnostics services, (iii) machinery and equipment utilized in manufacturing and engineering and (iv) the remainder of the estimated spending for our research and development facility. Our capital expenditures, including the purchase and development of software and technology, for the years ended December 31, 2018,  2017 and 2016 were $15.8 million, $5.4 million and $1.2 million, respectively. Our 2018 capital expenditures included our investment in the research and development facility and an enterprise resource planning system. We believe our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows and Free Cash Flow

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$14,026	$16,114	$10,684
Net cash used in investing activities	(15,410)	(85,221)	(1,840)
Net cash (used in) provided by financing activities	(5,130)	84,033	(315)
Effect of exchange rate changes on cash and cash equivalents	(2,164)	608	201
Net change in cash and cash equivalents	$(8,678)	$15,534	$8,730
Free cash flow (1)	$(1,384)	$11,048	$9,844

_______________

(1)

Free cash flow is a non-GAAP financial measure. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment (inclusive of the purchase and development of software and technology) plus proceeds from sales of property and equipment. Management believes free cash flow is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and other investment needs. Free cash flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, repayment of outstanding balances under our Senior Secured Credit Facility, that are not deducted in calculating free cash flow. A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to free cash flow for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$14,026	$16,114	$10,684
Purchases of property and equipment	(11,134)	(5,366)	(1,157)
Purchase and development of software and technology	(4,675)	(54)	—
Proceeds from sales of property and equipment	399	354	317
Free cash flow	$(1,384)	$11,048	$9,844

Operating Activities

Net cash provided by operating activities was $14.0 million compared to $16.1 million for the years ended December 31, 2018 and 2017, respectively. The decrease in 2018 was primarily related to lower net income as a result of one-time impairment charges of $227.5 million and significantly higher cash taxes paid, partially offset by the addback of the non-cash impairment charges, a smaller increase in non-tax net working capital accounts in addition to increased business activity.

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

Investing Activities

Net cash used in investing activities was $15.4 million and $85.2 million for the years ended December 31, 2018 and 2017, respectively. The decrease in cash used in investing activities during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily related to the $81.2 million funding of two acquisitions during 2017. See “Note 4. Acquisitions” in our consolidated financial statements. The decrease was partially offset by capital expenditures, including property, equipment, software and technology, of $15.8 million for the year ended December 31, 2018 compared to $5.4 million for the same period in 2017.

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

Financing Activities

The net cash used in financing activities for the year ended December 31, 2018 was $(5.1) million as compared to net cash provided by financing activities of $84.0 million for the year ended December 31, 2017.  The change between net cash used in financing activities for the year ended December 31, 2018 and net cash provided by financing activities for the year ended December 31, 2017 was primarily related to net proceeds from the completion of our IPO on May 3, 2017 of $148.9 million, after deducting underwriting discounts and commissions and other offering expenses, borrowings of $20.0 million under our Senior Secured Credit Facility during the third quarter of 2017 and distributions of $2.3 million made to our joint venture partner during the third and fourth quarters of 2018. The decreases were partially offset by the $89.1 million repayment of the prior term loan under our prior credit agreement during the second quarter of 2017.

The net cash provided by financing activities for the year ended December 31, 2017 was $84.0 million as compared to net cash used in financing activities of $(0.3) million for the year ended December 31, 2016.  The cash provided by financing activities for the year ended December 31, 2017 primarily related to net proceeds of $148.9 million from our IPO after deducting underwriting discounts and commissions and other offering expenses. Additionally, we borrowed $20.0 million under our Senior Secured Credit Facility. The increases were partially offset by $89.1 million of note repayments of the prior credit agreement.

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

We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018, we entered into Amendment No. 2 to the Credit Agreement and, on October 9, 2018, we entered into Amendment No. 3 to the Credit Agreement, each of which amended certain negative covenants contained in the Credit Agreement. At December 31, 2018, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at December 31, 2018 was 5.88%.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ended June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ended June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of December 31, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Contractual Obligations

The following table presents our contractual obligations and other commitments as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3- 5 years	More than 5 years

Capital lease obligations including interest payments	$3,625	$1,768	$1,659	$198	$—
Senior Secured Credit Facility and other debt	22,412	666	21,746	—	—
Interest on long-term debt	1,767	1,301	466	—	—
Earn-outs for the acquisitions	9,963	9,963	—	—	—
Income tax payable related to the 2017 Tax Act (1)	456	43	87	190	136
Equipment and office operating leases	6,024	2,867	2,033	726	398
	$44,247	$16,608	$25,991	$1,114	$534

_______________

(1)

The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. The income tax payable related to the 2017 Tax Act is due in installments in varying percentages over the next seven years.

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

Revenue Recognition

We derive our revenues primarily from highly engineered products and support services. Revenues are based upon a purchase order, contract or other persuasive evidence of an arrangement with the customer that includes a fixed or determinable price, provided that collectability is reasonably assured, but such arrangements do not generally include right of return or other similar provisions or other significant post-delivery obligations. Sales and value added taxes that we collect concurrent with revenue-producing activities are excluded from revenue. We determine revenue recognition through the following steps: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price and (v) satisfy the performance obligation. No single customer individually accounted for 10% or more of our consolidated revenue during the year ended 2018. One customer accounted for 12% of our trade receivable accounts balance as of December 31, 2018, with the majority of the balance collected in January 2019. For the year ended December 31, 2017, we recognized revenue from our largest customer totaling $27.4 million, or 14% of total revenue for the year. Amounts due from this customer included in trade accounts receivable was $2.0 million, or 4% of trade accounts receivable, as of December 31, 2017. For the year ended December 31, 2016, the same customer accounted for $25.5 million, or approximately 26% of total revenue, and as of December 31, 2016, $7.8 million in trade accounts receivable were due from this customer, or 24% of trade accounts receivable. No other customer individually accounted for 10% or more of our consolidated revenue during 2017 and 2016 or trade receivable accounts balance as of December 31, 2018 and 2017.

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

NCS has elected to recognize shipping and handling costs when the control of the product transfers to the customer. These costs are included in cost of sales in our consolidated statements of operations.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of customer accounts by management. Such allowances are based upon several factors including, but not limited to, credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. We have recorded $0.3 million and $11 thousand in provisions for doubtful accounts as of December 31, 2018 and 2017, respectively.

Inventories

Inventories consist primarily of raw material, sliding sleeve components, assembled sliding sleeves, certain components used to internally construct our frac isolation assemblies, assembled well construction products and components, composite plugs and components and chemicals, in raw material or finished goods, used for frac diagnostics testing and reporting. Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined at standard costs approximating the first-in first-out basis with the exception of chemical costs, which are determined using average costing. We continuously evaluate inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its estimated recoverable value have been recorded by management as an adjustment to cost of sales.

Impairments

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess recoverability based on undiscounted future net cash flows. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. As a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we determined that the carrying values of certain long-lived assets in one of our asset groups were no longer recoverable, which resulted in an impairment charge of $73.5 million related to identifiable intangible assets, which we recorded in the fourth quarter of 2018. There was no impairment related to fixed assets in 2018. No fixed asset or finite-lived intangible impairments were recorded in 2017 or 2016. See “Note 7. Goodwill and Intangibles” of our consolidated financial statements for additional detail related to these charges.

 An assessment for goodwill impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgement. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its calculated fair value. At December 31, 2018, we performed our annual goodwill impairment test on each of our three reporting units and as a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we concluded that there had been an impairment because the carrying value exceeded the estimated fair values for two reporting units, which resulted in an impairment charge of $154.0 million. No impairments were recorded in 2017 or 2016. See “Note 7. Goodwill and Intangibles” of our consolidated financial statements for additional detail related to these charges.

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

Depreciation on property and equipment, including assets held under capital leases, is calculated using the straight-line method over the following useful service lives or lease term (which includes reasonably assured renewal periods):

Years
Buildings	30
Building equipment	5 - 15
Machinery and equipment	5 - 12
Furniture and fixtures	3 - 5
Computers and software	3 - 5
Vehicles and rental equipment	3 - 4
Leasehold improvements	Lease term (1-5)

Business Combinations, Goodwill and Intangible Assets

Business combinations are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest in the acquiree based on their fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets.

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

All identifiable intangibles are amortized on a straight-line basis over the estimated useful life or term of related agreements. Deferred loan costs are amortized to interest expense using the effective interest method. Certain costs incurred in the development of internal-use software applications are capitalized and costs incurred outside of the software application development stage are expensed as incurred. The amounts capitalized are included in intangibles, categorized as internally developed software, and will be amortized on a straight-line basis over the estimated useful life of the software when it is ready for its intended use. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Income Taxes

We are taxed as a corporation as defined under the Internal Revenue Code. The liability method is used in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when these differences are expected to reverse. The realizability of deferred tax assets is evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the valuation allowance was $1.1 million and $18 thousand, respectively. We recognize accrued interest and penalties related to uncertain tax positions in other income (expense). During the years ended December 31, 2018, 2017 and 2016, we recognized $0.1 million, $0.2 million and $0.1 million, respectively, in interest and penalties. We had $0.6 million and $0.6 million in interest and penalties accrued at December 31, 2018 and 2017, respectively.

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

We completed our analysis of our tax positions and believe there are no material uncertain tax positions that would require derecognition in the consolidated financial statements as of December 31, 2018 and 2017. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. As of December 31, 2018 and 2017, there were no material amounts that had been accrued with respect to uncertain tax positions.

No valuation allowances have been provided for the $9.3 million U.S. deferred tax asset as of December 31, 2018. The Company believes it is more likely than not to realize the benefit of this asset. The Company has historically been a U.S. taxpayer and projects future operations will generate sufficient taxable income. However, in the event the Company has a change in circumstances which would change management’s judgment regarding the ability to generate sufficient U.S. taxable income, a valuation allowance would be recorded against the U.S. deferred tax asset.

We file income tax returns in the United States, Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2011 and subsequent years remain open for examination. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax returns for 2011 through 2012 in the first quarter of 2014 which was completed in 2015. No tax adjustments were proposed. Additionally, subsequent to December 31, 2015, the IRS commenced an examination of our United States income tax return for 2014 in the second quarter of 2016, which was completed in 2017. No tax adjustments were proposed. During 2018, the Canada Revenue Agency (“CRA”) commenced an examination of our transfer pricing on Canadian income tax returns for the 2012 through 2015 filings and no tax adjustments have been proposed.

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation— Stock Compensation (“ASC 718”). We recognize compensation cost for all share-based payment transactions, including compensation cost associated with the grant of options, RSUs and PSUs for our common stock using the Black-Scholes model for options, the market price of the common stock on the date of the grant for the RSUs and a Monte Carlo simulation for the PSUs. Expense is recognized ratably from one to five years based upon the requisite service period. We also have an ESPP, which allows eligible employees to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the offering period. The fair value of the employees’ purchase rights under the ESPP is estimated using the Black-Scholes model. For additional information, see “Note 12. Share-Based Compensation” of our consolidated financial statements.

Recently Issued Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements for discussion of the accounting pronouncements we recently adopted and the accounting pronouncements recently issued by the FASB.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Additionally, we are also a “smaller reporting company” as defined by Section 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. As an emerging growth company and a smaller reporting company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies that do not qualify for those classifications.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The market for our products and services is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the E&P industries. Additionally, because we do not sell our products under long-term contracts, we believe we are particularly exposed to short-term fluctuations in the prices of crude oil and natural gas. We do not currently intend to hedge our indirect exposure to commodity price risk.

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues is derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than U.S. dollars. During the years ended December 31, 2018,  2017 and 2016, approximately 48%,  63% and 71%, respectively, of our revenues were attributable to our operations in Canada. We may use foreign currency forward exchange contracts to hedge our future exposure to the Canadian dollar.

Interest Rate Risk

We are primarily exposed to interest rate risk through our Senior Secured Credit Facility, which is subject to variable interest rates. The Senior Secured Credit Facility consists of a U.S. Facility and a Canadian Facility. As of December 31, 2018, we had $20.0 million in outstanding indebtedness under our U.S. Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and will bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and will bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on our leverage ratio. The applicable interest rate at December 31, 2018 was 5.88%. Based on our outstanding debt as of December 31, 2018, and assuming that it remains the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pre-tax impact on our earnings and cash flows of $0.2 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCS Multistage Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NCS Multistage Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 8, 2019

We have served as the Company's auditor since 2013.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$25,131	$33,809
Accounts receivable—trade, net	49,984	47,880
Inventories	32,753	33,135
Prepaid expenses and other current assets	2,037	1,616
Other current receivables	4,685	1,369
Total current assets	114,590	117,809
Noncurrent assets
Property and equipment, net	32,296	23,651
Goodwill	23,112	184,478
Identifiable intangibles, net	48,985	136,412
Deposits and other assets	1,392	1,563
Deferred income taxes, net	9,326	—
Total noncurrent assets	115,111	346,104
Total assets	$229,701	$463,913
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,167	$7,448
Accrued expenses	4,084	6,673
Income taxes payable	184	10,561
Current contingent consideration	9,963	—
Other current liabilities	1,991	1,673
Current maturities of long-term debt	2,236	5,334
Total current liabilities	25,625	31,689
Noncurrent liabilities
Long-term debt, less current maturities	23,455	21,702
Noncurrent contingent consideration	—	12,835
Other long-term liabilities	1,258	4,513
Deferred income taxes, net	3,132	24,183
Total noncurrent liabilities	27,845	63,233
Total liabilities	53,470	94,922
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, one share issued and outstanding at
December 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 45,100,771 shares issued and 45,072,463 shares outstanding at December 31, 2018 and 43,931,484 shares issued
and 43,913,136 shares outstanding at December 31, 2017	451	439
Additional paid-in capital	411,423	399,426
Accumulated other comprehensive loss	(84,030)	(66,707)
Retained (deficit) earnings	(166,206)	23,864
Treasury stock, at cost; 28,308 shares at December 31, 2018 and 18,348 shares
at December 31, 2017	(337)	(175)
Total stockholders’ equity	161,301	356,847
Non-controlling interest	14,930	12,144
Total equity	176,231	368,991
Total liabilities and stockholders' equity	$229,701	$463,913

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Product sales	$156,781	$144,666	$73,220
Services	70,182	56,968	25,259
Total revenues	226,963	201,634	98,479
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	74,892	76,288	40,511
Cost of services, exclusive of depreciation and amortization expense shown below	33,414	22,504	13,322
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,306	98,792	53,833
Selling, general and administrative expenses	82,813	64,707	37,061
Depreciation	4,747	3,193	1,766
Amortization	13,090	24,458	23,801
Change in fair value of contingent consideration	(2,872)	5,525	—
Impairments	227,543	—	—
(Loss) income from operations	(206,664)	4,959	(17,982)
Other income (expense)
Interest expense, net	(1,963)	(4,306)	(6,286)
Other income, net	182	1,085	45
Foreign currency exchange gain (loss)	162	224	(2,522)
Total other expense	(1,619)	(2,997)	(8,763)
(Loss) income before income tax	(208,283)	1,962	(26,745)
Income tax (benefit) expense	(23,052)	670	(8,818)
Net (loss) income	(185,231)	1,292	(17,927)
Net income (loss) attributable to non-controlling interest	5,086	(810)	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(190,317)	$2,102	$(17,927)
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(4.25)	$0.05	$(0.53)
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(4.25)	$0.05	$(0.53)
Weighted average common shares outstanding
Basic	44,788	40,484	34,008
Diluted	44,788	43,583	34,008

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(185,231)	$1,292	$(17,927)
Foreign currency translation adjustments, net of tax of $0	(17,323)	15,308	6,655
Comprehensive (loss) income	(202,554)	16,600	(11,272)
Comprehensive income (loss) attributable to non-controlling interest	5,086	(810)	—
Comprehensive (loss) income attributable to NCS Multistage Holdings, Inc.	$(207,640)	$17,410	$(11,272)

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings (Deficit)	Shares	Amount	Interest	Equity
Balances as of December 31, 2015	1	$—	34,013,691	$340	$236,110	$(88,670)	$39,689	—	$—	$—	$187,469
Contributions	—	—	10,635	—	102	—	—	—	—	—	102
Share- based compensation	—	—	—	—	1,354	—	—	—	—	—	1,354
Treasury shares purchased at cost	—	—	—	—	—	—	—	(18,348)	(175)	—	(175)
Net loss	—	—	—	—	—	—	(17,927)	—	—	—	(17,927)
Currency translation adjustment	—	—	—	—	—	6,655	—	—	—	—	6,655
Balances as of December 31, 2016	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	(18,348)	$(175)	$—	$177,478
Acquisitions	—	—	355,658	4	6,903	—	—	—	—	12,954	19,861
Share- based compensation	—	—	—	—	6,108	—	—	—	—	—	6,108
Net income (loss)	—	—	—	—	—	—	2,102	—	—	(810)	1,292
Issuance of common stock upon IPO, net of offering costs	—	—	9,550,000	95	148,841	—	—	—	—	—	148,936
Exercise of stock options	—	—	1,500	—	8	—	—	—	—	—	8
Currency translation adjustment	—	—	—	—	—	15,308	—	—	—	—	15,308
Balances as of December 31, 2017	1	$—	43,931,484	$439	$399,426	$(66,707)	$23,864	(18,348)	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share- based compensation	—	—	—	—	10,930	—	—	—	—	—	10,930
Net loss	—	—	—	—	—	—	(190,317)	—	—	5,086	(185,231)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,300)	(2,300)
Exercise of stock options	—	—	690,254	8	1,071	—	—	—	—	—	1,079
Vesting of restricted stock	—	—	36,721	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,960)	(162)	—	(162)
Cemblend exchangeable shares	—	—	442,312	4	(4)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(17,323)	—	—	—	—	(17,323)
Balances as of December 31, 2018	1	$—	45,100,771	$451	$411,423	$(84,030)	$(166,206)	(28,308)	$(337)	$14,930	$176,231

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(185,231)	$1,292	$(17,927)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,837	27,651	25,567
Impairments	227,543	—	—
Amortization of deferred loan cost	334	444	740
Share-based compensation	10,930	6,108	1,354
Provision for inventory obsolescence	1,673	—	2,415
Deferred income tax benefit	(28,840)	(18,959)	(9,266)
Loss (gain) on sale of property and equipment	74	(33)	(143)
Foreign exchange (gain) loss on financing item	—	(1,760)	2,576
Write-off of deferred loan costs	—	1,422	—
Change in fair value of contingent consideration	(2,872)	5,525	—
Provision for doubtful accounts	304	—	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(4,213)	(9,490)	(6,482)
Inventories	(2,949)	(10,608)	3,540
Prepaid expenses and other assets	(624)	(114)	(119)
Accounts payable—trade	219	(3,755)	5,131
Accrued expenses	(2,430)	2,843	1,861
Other liabilities	(620)	(247)	1,209
Income taxes receivable/payable	(17,109)	15,795	228
Net cash provided by operating activities	14,026	16,114	10,684
Cash flows from investing activities
Purchases of property and equipment	(11,134)	(5,366)	(1,157)
Purchase and development of software and technology	(4,675)	(54)	—
Proceeds from sales of property and equipment	399	354	317
Proceeds (funding) from short-term note receivable	—	1,000	(1,000)
Acquisitions of businesses, net of cash acquired	—	(81,155)	—
Net cash used by investing activities	(15,410)	(85,221)	(1,840)
Cash flows from financing activities
Equipment note borrowings	1,988	1,533	—
Payments on equipment note and capital leases	(2,422)	(704)	—
Promissory note borrowings	5,360	8,995	—
Payments on promissory note	(8,673)	(5,682)	—
Line of credit borrowings	—	20,000	—
Payment of deferred loan cost related to senior secured credit facility	—	(971)	—
Payments related to public offering	—	(2,178)	(242)
Proceeds from related party note receivable	—	752	—
Repayment of term note	—	(89,077)	—
Proceeds from issuance of common stock, net of offering costs	—	151,356	102
Proceeds from the exercise of options for common stock, net	1,079	9	—
Purchases of treasury stock	—	—	(175)
Treasury shares withheld	(162)	—	—
Distribution to non-controlling interest	(2,300)	—	—
Net cash (used) provided by financing activities	(5,130)	84,033	(315)
Effect of exchange rate changes on cash and cash equivalents	(2,164)	608	201
Net change in cash and cash equivalents	(8,678)	15,534	8,730
Cash and cash equivalents beginning of period	33,809	18,275	9,545
Cash and cash equivalents end of period	$25,131	$33,809	$18,275
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$1,373	$3,023	$5,447
Cash paid for income taxes (net of refunds)	$22,356	$4,033	$130
Noncash investing and financing activities
Unpaid costs related to public offering	$—	$—	$708
Issuance of common stock for business acquisition	$—	$6,907	$—
Assets obtained by entering into capital leases	$2,603	$1,092	$—
Changes in accounts payable related to capital expenditures	$783	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which we have a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we” or “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through service facilities principally located in Houston, Midland and Corpus Christi, Texas; Tulsa and Oklahoma City, Oklahoma; Billings, Montana; and Calgary, Red Deer, Grande Prairie and Estevan, Canada.

Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions have been eliminated in consolidation.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventories, estimates related to fair value of reporting units for purposes of assessing possible goodwill impairment, expected future cash flows from long lived assets to support impairment tests, share based compensation, amounts of deferred taxes and income tax contingencies. Actual results could materially differ from those estimates.

Foreign Currency

Our functional currency is the U.S. Dollar (“USD”). The financial position and results of operations of our significant foreign subsidiaries are measured using the local currency as the functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, revenues and expenses of the significant foreign subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments have been recorded directly as a separate component of other comprehensive (loss) in the accompanying consolidated statements of comprehensive (loss), and changes in stockholders’ equity.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCS has elected to recognize shipping and handling costs when the control of the product transfers to the customer. These costs are included in cost of sales in our consolidated statements of operations.

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

In accordance with ASC 230, Statements of Cash Flow, cash flows from our significant foreign subsidiaries are calculated based on our functional currency. As a result, amounts related to changes in assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets.

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

No single customer individually accounted for 10% or more of our consolidated revenue during 2018. One customer accounted for 12% of our trade receivable accounts balance as of December 31, 2018, with the majority of the balance collected in January 2019. For the years ended December 31, 2017 and 2016, there was one customer that accounted for 10% or more of the total revenue at the end of the respective periods. We recognized revenue from this customer totaling $27.4 million, or 14% of 2017 total revenue for the year ended December 31, 2017 and $25.5 million, or 26% of 2016 total revenue for the year ended December 31, 2016.  The amount due from this customer included in trade accounts receivable in the accompanying consolidated balance sheets was $2.0 million as of December 31, 2017. No other customer individually accounted for 10% or more of our consolidated revenue during 2018, 2017 and 2016 or trade receivable balance as of December 31, 2018 and 2017.

Accounts Receivable, Trade and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of customer accounts by management. Such allowances are based upon several factors including, but not limited to credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. As of December 31, 2018 and 2017, we have recorded $0.3 million and $11 thousand, respectively, in provisions for doubtful accounts.

Inventories

Inventories consist primarily of raw material, product components, assembled products, certain components used to internally construct our frac isolation assemblies and chemicals, in raw material or finished goods, used in our tracer diagnostics services. Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined at standard costs approximating the first-in first-out basis with the exception of chemical costs, which are determined using average costing. We continuously evaluate inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its estimated recoverable value have been recorded as an adjustment to cost of sales.

Impairments

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess recoverability based on undiscounted future net cash flows. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. We recorded an impairment of $73.5 million related to identifiable intangible assets, which we recorded in the fourth quarter of 2018. For additional information, see “Note 7. Goodwill and Intangibles”. There was no impairment related to fixed assets in 2018. No fixed asset or finite-lived intangible impairments were recorded in 2017 or 2016.

An assessment for goodwill impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgement. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds the calculated fair value. We recorded an impairment charge of $154.0 million for the year ended December 31, 2018. For additional information, see “Note 7. Goodwill and Intangibles”. No impairments were recorded in 2017 or 2016.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation on property and equipment, including assets held under capital leases, is calculated using the straight-line method over the following useful service lives or lease term (which includes reasonably assured renewal periods):

Years
Buildings	30
Building equipment	5-15
Machinery and equipment	5-12
Furniture and fixtures	3-5
Computers and software	3-5
Vehicles and rental equipment	3-4
Leasehold improvements	Lease term (1-5)

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

All identifiable intangibles are amortized on a straight-line basis over the estimated useful life or term of related agreements. Deferred loan costs are amortized to interest expense using the effective interest method. Certain costs incurred in the development of internal-use software applications are capitalized and costs incurred outside of the software application development stage are expensed as incurred. The amounts capitalized are included in intangibles, categorized as internally developed software, and will be amortized on a straight-line basis over the estimated useful life of the software when it is ready for its intended use. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Income Taxes

We are taxed as a corporation as defined under the Internal Revenue Code. The liability method is used in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when these differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits. We follow guidance in ASC 740, Income Taxes, for uncertainty in income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2018 and 2017, our valuation allowance was $1.1 million and $18 thousand, respectively. We recognize accrued interest and penalties related to uncertain tax positions in other income (expense) on the statements of operations. During the years ended December 31, 2018,  2017 and 2016, respectively, we recognized $0.1 million, $0.2 million and $0.1 million in interest and penalties. We had $0.6 million and $0.6 million in interest and penalties accrued at December 31, 2018 and 2017, respectively.

We completed our analysis of our tax positions and believe there are no material uncertain tax positions that would require recognition in the consolidated financial statements as of December 31, 2018 and 2017. We believe that there are no tax positions

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taken or expected to be taken as of December 31, 2018 and 2017 that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. As of December 31, 2018 and 2017, there were no material amounts that had been accrued with respect to uncertain tax positions.

One of our Canadian subsidiaries guaranteed the credit facilities of our U.S. entities until May 2017 when cash proceeds were received from our initial public offering (“IPO”), a portion of which was used to pay off the existing debt. Under U.S. federal income tax rules, this guarantee resulted in all of the earnings and profits of our Canadian subsidiary being subject to current U.S. tax. As a result of the 2017 Tax Act and a change in our permanent earnings reinvestment assertion, we have recognized a $3.9 million U.S. tax benefit for the reversal of our deferred tax liability on a portion of our differences between book value and tax basis in our Canadian subsidiary for which we are now asserting indefinite reinvestment. Therefore, as of December 31, 2018 no U.S. deferred tax liabilities have been recognized on the differences between book value and tax basis that we continue to indefinitely reinvest. As of December 31, 2016, we have recognized a U.S. deferred tax liability of $3.9 related to a portion of our book value and tax basis differences in our Canadian subsidiary for which we are unable to assert indefinite reinvestment.

 No U.S. deferred taxes have been recognized on $4.4 million and $91.3 million as of December 31, 2018 and 2017, respectively, of our book value in excess of tax basis differences that we continue to indefinitely reinvest. Upon reversal of these book value and tax basis differences through dividends or otherwise, we may be subject to foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these temporary differences after consideration of available foreign tax credits.

We file income tax returns in the U.S., Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2011 and subsequent years remain open for examination. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2011 through 2012 in the first quarter of 2014 which was completed in 2015. No tax adjustments were proposed. Additionally, the IRS commenced an examination of our U.S. income tax return for 2014 in the second quarter of 2016 which was completed in the second quarter of 2017. No tax adjustments were proposed. During 2018, the Canada Revenue Agency (“CRA”) commenced an examination of our transfer pricing on Canadian income tax returns for the 2012 through 2015 filings and no tax adjustments have been proposed.

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). We measure all share-based compensation awards at fair value on the date they are granted and recognize the compensation expense in the financial statements over the requisite period and record forfeitures as they occur. Fair value of the share-based compensation was measured using the market price of the common stock for restricted stock units (“RSUs”), the Black-Scholes model for options and a Monte Carlo simulation for the performance stock unit awards (“PSUs”). We also have an Employee Stock Purchase Plan (the “U.S. ESPP”) and an employee stock purchase plan specifically applicable to non-U.S. employees on substantially the same terms as the ESPP (the “Non-U.S. ESPP” and together with the U.S. ESPP, the “ESPP”), which allows eligible employees to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the plan period. The fair value of the employees’ purchase rights under the ESPP is also estimated using the Black-Scholes model.

Fair Value

The carrying amounts for financial instruments classified as current assets and current liabilities approximate fair value, due to the short maturity of such instruments. The book values of other financial instruments, such as our debt under our Senior Credit Facility, approximates fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index in accordance with ASC 820, Fair Value Measurements.

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

The financial assets and liabilities that are disclosed at fair value for disclosure purposes are categorized in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 provides the most

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reliable measure of fair value, whereas Level 3 generally requires significant management judgment. For additional information on our Level 3 liabilities, see “Note 4. Acquisitions.”

Earnings Per Share

Basic income per share is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc., reduced for the allocation of net income (loss) attributable to participating security holders of exchangeable securities held in our indirect subsidiary, by the weighted-average number of common shares outstanding during the period. The participating security holders were allocated 0.0%,  4.2% and 0.0% of the net income for December 31, 2018, 2017 and 2016, respectively. The participating security holders are not contractually obligated to share in our losses, therefore, losses are not allocated to the participating security holders. The diluted income per share computation is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period, taking into effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, unvested RSUs and PSUs, purchases under the ESPP and conversion of the participating security holders exchangeable securities, reduced by the number of shares purchased by us at cost, when such amounts are dilutive to the income per share calculation.

Research and Development

Research and development costs are incurred both through engaging third parties to perform development activities under our coordination and management as well as through the utilization of our employees to create and develop new ideas and products. We incurred approximately $3.8 million, $3.0 million and $3.3 million in research and development costs for the years ended December 31, 2018, 2017 and 2016, respectively. These costs are recorded in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations.

Recent Accounting Pronouncements

Pronouncements Adopted in 2018

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU is for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, Revenue from Contracts with Customers. We elected to early adopt this ASU effective April 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, however, not before fiscal years beginning after December 15, 2016. Subsequent to ASU 2014-09’s issuance, Topic 606 was amended for FASB updates that changed the effective date as well as addressed certain aspects regarding new revenue standards. The comprehensive new standard supersedes existing revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which entities expect to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

use of either a full retrospective or modified retrospective transition method. On January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”), using the modified retrospective method. We have concluded that the adoption of this ASU did not have a material impact on our consolidated financial statements. See “Note 3. Revenue” for the required disclosures related to the impact of adopting this standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under ASC 842, lessees will need to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (“ROU”) assets. The new lease standard also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. NCS elected to adopt ASC 842 effective January 1, 2019, using the modified retrospective transition method and applying certain optional practical expedients. We elected an optional transition method that allowed application of the new standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment to previously reported results. We also elected practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification as well as additional practical expedients related to land easements, short-term leases, and non-lease components. We did not elect the practical expedient related to hindsight.

The standard had a material impact on our consolidated balance sheet but did not materially impact our consolidated statements of operations and cash flows. Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases of $7.5 million on January 1, 2019.

Note 3.  Revenues

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

Financial Statement Impact of Adopting ASC 606

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2018 for the adoption of ASC 606 using the modified retrospective method was as follows (in thousands):

	Balance at	Adjustments
	December 31,	due to	Balance at
	2017	ASC 606	January 1, 2018
Assets
Accounts receivable—trade, net	$47,880	$313	$48,193

Liabilities
Income taxes payable	$10,561	$66	$10,627

Equity
Retained earnings	$23,864	$247	$24,111

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compare the reported consolidated balance sheet as of December 31, 2018 and statements of operations for the year ended December 31, 2018, to the balances without the adoption of ASC 606 (in thousands):

	As of December 31, 2018
		Balances	Effect of
		without Adoption	Change
	As Reported	of ASC 606	Higher/(Lower)
Balance Sheet

Assets
Accounts receivable—trade, net	$49,984	$49,806	$178

Liabilities
Income taxes payable	$184	$147	$37

Equity
Retained deficit	$(166,206)	$(166,347)	$141

	Year Ended December 31, 2018
		Balances
		without Adoption	Effect of Change
	As Reported	of ASC 606	Higher/(Lower)
Income Statement

Revenues
Services	$70,182	$70,317	$(135)

Costs and expenses
Income tax expense	$(23,052)	$(23,024)	$(28)
Net income	$(185,231)	$(185,124)	$(107)
Net income attributable to NCS Multistage Holdings, Inc.	$(190,317)	$(190,210)	$(107)

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. See “Note 16. Segment and Geographic Information” for our disaggregated revenue.

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our consolidated balance sheet. The following table includes the contract assets and liabilities as of December 31, 2018 and January 1, 2018 (in thousands):

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2018	$—	$—	$170	$—
Additions	—	—	887	—
Revenue recognized	—	—	(542)	—
Balance at December 31, 2018	$—	$—	$515	$—

Our contract liability as of December 31, 2018 is included in current liabilities on our consolidated balance sheet. Our performance obligations for our product and service revenues are usually satisfied before the customer’s payment although prepayments may occasionally be required for international sales.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contracts with Multiple Performance Obligations

Approximately 99% of our product and service revenues are considered a single performance obligation. Our self-service product line, which is less than one percent of our revenue for the year ended December 31, 2018, is made up of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line that have two performance obligations are (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within SG&A expenses on the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less or we recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

Note 4.  Acquisitions

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

The acquisition of Spectrum includes an earn-out provision that could provide up to $12.5 million in additional cash consideration to Spectrum’s former unitholders if Spectrum’s actual gross profit during the earn-out period that commenced on October 1, 2017 and ended on December 31, 2018 is greater than the earn-out threshold. The fair value of the earn-out recognized on the acquisition date was $0.4 million. We first estimated the fair value of the earn-out using a Black-Scholes closed form option pricing model and then began using a risk-neutral option pricing analysis within a Monte Carlo simulation framework. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our consolidated statements of operations as a change in fair value of contingent consideration. As of December 31, 2018, the earn-out had no value. As of December 31, 2017, the earn-out had a value of $3.4 million and was included in noncurrent contingent consideration on the consolidated balance sheet. We recognized a benefit of $(3.4) million and an expense of $3.0 million for the years ended December 31, 2018 and 2017, respectively, as a change in fair value of contingent consideration expense in the consolidated statements of operations related to the fair value adjustment of the Spectrum earn-out. The cash payment, if any, is expected to be paid during the second quarter of 2019.

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

The purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets recognized. By combining Spectrum’s tracer diagnostics services offering with our existing portfolio of completions products and services, we believe we have an opportunity to increase our revenue through the cross-selling of tracer diagnostics services to current NCS customers and to sell NCS’s completions products and services to current Spectrum customers. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Spectrum. The purchase price allocation was finalized during the third quarter of 2018. We have recognized $40.2 million of goodwill as a result of the transaction of which approximately $6 million, including deferred taxes, will be non-deductible for tax purposes. As a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019, and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, NCS concluded that the carrying amount of our goodwill exceeded the fair value and we recorded a goodwill impairment charge of approximately $31.9 million for the business unit that includes our tracer diagnostics services. See “Note 2. Summary of Significant Accounting Policies” for additional information. We also incurred acquisition costs of $0.7 million and $1.0 million related to this acquisition during the years ended December 31, 2017 and 2016, respectively, which were included in general and administrative expense on our consolidated statements of operations.

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

These intangible assets are amortized on a straight-line basis, which is presented in amortization in our consolidated statements of operations. Amortization expense for the intangible assets for the Spectrum acquisition was $1.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.

Repeat Precision

On February 1, 2017, we acquired a 50% interest in Repeat Precision, LLC (“Repeat Precision”) for $6.0 million. Historically, the business had been a supplier to NCS. Our strategic purchase of 50% of this business ensures that we have continued access to these services and allows us greater control of the allocation of their capacity, ensuring that we can scale their operations together with ours. In addition, Repeat Precision also markets composite frac plugs and related products, providing an additional revenue opportunity.

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out at the acquisition date as a contingent adjustment to the purchase price in the amount of $7.0 million. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was based on Repeat Precision’s 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out is subject to re-measurement each reporting period using Level 3 inputs until it has been paid. Subsequent changes in the fair value of the liability are reflected in our consolidated statements of operations as a change in fair value of contingent consideration. As of December 31, 2018, the earn-out had a value of $10.0 million. We recognized an expense of $0.5 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively, as a change in fair value of contingent consideration expense in the consolidated statements of operations related to the fair value of the Repeat earn-out. On January 31, 2019, the cash payment of $10.0 million for the Repeat Precision earn-out consideration was paid to the joint venture partner.

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

The purchase price is allocated to the fair value of assets acquired and liabilities assumed as of the acquisition date and goodwill is recognized for the excess consideration transferred over the fair value of the net assets. By combining Repeat Precision’s expertise in providing high-quality machining services with NCS’s engineering capabilities, product development expertise and customer relationships, we believe that we have additional revenue opportunities for NCS to leverage the vertically integrated supply chain by developing and marketing new completions products. This expected synergy gives rise to goodwill being recorded as part of the purchase price of Repeat. The purchase price allocation was finalized during the first quarter of 2018. We have recognized $15.2 million of goodwill as a result of the transaction and expect the full amount to be deductible for tax purposes. We also incurred acquisition costs of $0.3 million related to this acquisition for the year ended December 31, 2017, which were included in general and administrative expense on our consolidated statements of operations.

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

The unaudited pro forma operating results pursuant to ASC 805, Business Combinations, related to the Repeat Precision acquisition have been excluded due to immateriality.

In connection with the Repeat Precision acquisition, we acquired intangible assets in the amount of $4.1 million related to customer relationships. The intangible assets are amortized over their estimated ten year useful lives. Amortization expense for the Repeat Precision acquisition was $0.5 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

Note 5.  Inventories

Inventories consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$2,470	$2,412
Work in process	57	623
Finished goods	30,226	30,100
	$32,753	$33,135

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Land	$1,995	$2,167
Building and improvements	5,185	5,155
Machinery and equipment	18,135	13,418
Computers and software	2,373	2,157
Furniture and fixtures	1,097	1,013
Vehicles	6,980	5,751
Service equipment	244	244
	36,009	29,905
Less: Accumulated depreciation and amortization	(10,270)	(7,012)
	25,739	22,893
Construction in progress	6,557	758
Property and equipment, net	$32,296	$23,651

Depreciation expense and amortization for property and equipment totaled $4.7 million, $3.2 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We lease vehicles for our transportation fleet, which are included in the table above. See “Note 9. Debt” for the related amortization expense.

Note 7.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill is as follows (in thousands):

At December 31, 2016	$122,077
Acquisitions	55,409
Currency translation adjustment	6,992
At December 31, 2017	$184,478
Purchase price allocation adjustment	54
Impairments	(154,003)
Currency translation adjustment	(7,417)
At December 31, 2018	$23,112

An assessment for goodwill impairment is performed annually or when there is an indication an impairment may have occurred. On December 31, 2018, we performed our annual impairment test for goodwill on each of our three reporting units and as a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we concluded that there had been an impairment because the carrying value exceeded the estimated fair values for two reporting units. The total impairment charge of $154.0 million included the following reporting units, fracturing systems and well construction of $122.1 million and our tracer diagnostic services of $31.9 million. As a result of the impairment loss, we have no remaining goodwill for our fracturing systems and well construction business unit and our goodwill was $7.9 million for our tracer diagnostic services at December 31, 2018. In completing our annual evaluation, we also determined that Repeat Precision, which has goodwill of $15.2 million, did not have a fair value below its net carrying value, and therefore, no impairment was required. No impairments were recorded in 2017 or 2016.

All goodwill impairment charges are included in “Impairments” in the consolidated statements of operations. See “Note 2. Summary of Significant Accounting Policies” for additional information.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		December 31, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,289	$(516)	$16,773
Trademarks	5 - 10	1,600	(213)	1,387
Customer relationships	10 - 21	28,544	(2,339)	26,205
Internally developed software	5	4,620	-	4,620
Total identifiable intangibles		$52,053	$(3,068)	$48,985

		December 31, 2017
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	14 - 16	$151,433	$(52,730)	$98,703
Trademarks	5 - 10	2,588	(1,042)	1,546
Customer relationships	10 - 21	41,058	(4,895)	36,163
Total identifiable intangibles		$195,079	$(58,667)	$136,412

Identifiable intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As a result of unfavorable oil and gas industry market conditions in late 2018 that have continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $73.5 million in our asset group that includes fracturing systems and well construction, which we recorded in the fourth quarter of 2018. No finite-lived intangible impairments were recorded in 2017 or 2016. Impairment charges related to identifiable intangibles with definite lives are included in “Impairments” in the consolidated statements of operations. See “Note 2. Summary of Significant Accounting Policies” for additional information.

Total amortization expense for the years ended December 31, 2018, 2017 and 2016 was $13.1 million, $24.5 million and $23.8 million, respectively.

The total weighted average amortization period is 15 years and estimated future amortization expense is as follows (in thousands):

2019	$4,468
2020	4,458
2021	4,458
2022	4,458
2023	4,458
Thereafter	26,685
Total	$48,985

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Accrued payroll and bonus	$2,627	$5,167
Property and franchise taxes accrual	424	390
Accrued acquisition related costs	-	25
Accrued other miscellaneous liabilities	1,033	1,091
	$4,084	$6,673

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt

Our long-term debt consists of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Senior Secured Credit Facility	$20,000	$20,000
Promissory note	—	3,313
Equipment notes	2,412	1,295
Capital leases	3,279	2,428
Total debt	25,691	27,036
Less: current portion	(2,236)	(5,334)
Long-term debt	$23,455	$21,702

The estimated fair value of total debt for the years ended December 31, 2018 and 2017 was $25.3 million and $26.7 million, respectively. The carrying value of the Senior Secured Credit Facility and the lines of credit approximated the fair value of debt as they can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

We entered into Amendment No. 1 to the Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the U.S. Facility. The loan commitment available under the Canadian Facility remained at $25.0 million. On February 16, 2018 and October 9, 2018, we entered into Amendments No. 2 and No. 3, respectively, to the Credit Agreement, which amended certain negative covenants contained in the Credit Agreement. As of December 31, 2018 and 2017, we had $20.0 million in outstanding indebtedness under the U.S. Facility and no outstanding indebtedness under the Canadian Facility.

We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $1.3 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

Borrowings under the U.S. Facility may be made in U.S. dollars, Canadian dollars or Euros and bear interest at a rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin will be between 2.25% and 3.00% and Eurocurrency Rate applicable margin will be between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at December 31, 2018 was 5.88%.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2017, compliance with a leverage ratio test set at (A) 3.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2018 and (B) 2.50 to 1.00 as of the last day of each fiscal quarter ending on or after March 31, 2018, (ii) commencing with the fiscal quarter ending June 30, 2017, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. As of December 31, 2018, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable, The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the U.S. Facility and the Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Direct costs of $1.0 million were incurred in connection with the Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. The costs are being amortized over the term of the Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.3 million and $0.2 million was included in interest expense, net for the years ended December 31, 2018 and 2017, respectively.

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. It bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is secured against equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 15, 2019. The note is scheduled to mature on February 16, 2020. No other terms were changed. As of December 31, 2018, we had no outstanding indebtedness under the promissory note. As of December 31, 2017, the outstanding balance on the promissory note was $3.3 million.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on February 27, 2021 and is collateralized by certain property. As of December 31, 2018 and 2017, the outstanding balance on the equipment note was $0.4 million and $0.6 million, respectively.

In April 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note incurred interest at prime plus 1.00% and was collateralized by certain property. The note matured on December 21, 2018 and was paid in full. As of December 31, 2017, the outstanding balance on the equipment note was $0.7 million.

In September 2018, Repeat Precision entered into an equipment note for an aggregate borrowing capacity of $3.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on June 7, 2023 and is collateralized by certain property. As of December 31, 2018, the outstanding balance on the equipment note was $2.0 million.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future principal payments on the Senior Secured Credit Facility, promissory note and equipment notes for each of the years ending December 31, are as follows (in thousands):

2019	$666
2020	21,195
2021	551
$22,412

Capital Leases

We have entered into various capital lease agreements which expire at various dates through 2022. Total capital lease amortization expense was $1.1 million, $0.4 million and $0.2 million for the years ended December 31, 2018, December 31, 2017 and 2016, respectively. Future minimum lease payments under capital leases at December 31, 2018, together with the present value of the minimum lease payments, are as follows (in thousands):

2019	$1,768
2020	973
2021	686
2022	198
Subtotal	3,625
Less: amount representing interest	(346)
Present value of payments	$3,279

Property under capital leases included within property and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Vehicles	$5,265	$3,584
Assets under capital leases	5,265	3,584
Less: accumulated amortization	(1,411)	(785)
Net assets under capital leases	$3,854	$2,799

Note 10.  Commitments and Contingencies

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

In early February 2019, we filed a lawsuit against Diamondback Industries, Inc. (“Diamondback”) in the United States District Court for the Western District of Texas, Waco Division, alleging patent infringement, breach of contract and related claims stemming from Diamondback’s breach of an exclusive license, granted by Diamondback to Repeat Precision, to a patent necessary for the manufacture and sale of a disposable setting tool. Around the same time, Diamondback filed a lawsuit against Repeat Precision and various NCS entities in an effort to invalidate the exclusive license agreement and requested monetary damages. We believe the exclusive license is enforceable and there is no basis to support the claims asserted by Diamondback and we intend to vigorously enforce our rights under the license agreement.

While the outcome of any legal proceedings cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income (expense), net in our consolidated statements of operations for the year ended December 31, 2017.

Operating Leases

We have entered into certain operating lease commitments for buildings and office equipment, which expire at various dates through May 2028. Total rental expense charged to consolidated statements of operations was $3.4 million, $2.4 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016.

Minimum rental payments under non-cancelable operating leases which have terms in excess of one year as of December 31, 2018, are as follows (in thousands):

2019	$2,867
2020	1,276
2021	757
2022	434
2023	292
Thereafter	398
Total payments	$6,024

Note 11.  Stockholders’ Equity

Initial Public Offering

On May 3, 2017, we completed our IPO of 9.5 million shares of our common stock, $0.01 par value, at a price to the public of $17.00 per share pursuant to a Registration Statement on Form S-1, as amended (File No. 333-216580). The underwriters exercised their option to purchase an additional 1.425 million shares of our common stock from certain selling stockholders and the closing of the over-allotment option occurred on May 3, 2017, concurrently with the closing of the IPO. We received $148.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of $12.6 million. We used a portion of the net proceeds from the IPO to repay our indebtedness under our prior credit agreement. We used the remaining net proceeds from the IPO to acquire Spectrum on August 31, 2017 (see “Note 4. Acquisitions”).

Stock Split

On April 13, 2017, our board of directors (“Board”) and stockholders approved an amendment to the amended and restated certificate of incorporation effecting a 3.00 for 1.00 stock split of our issued and outstanding shares of common stock. The stock split was implemented on April 13, 2017. The par value of the common and preferred stock was not adjusted as a result of the stock split. All other issued and outstanding shares and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this stock split for all periods presented.

Authorized and Outstanding Shares

We currently have common stock and preferred stock outstanding. On April 27, 2017, our certificate of incorporation was amended and restated and the number of shares of common stock authorized to be issued by us was increased from 54,000,000 to 225,000,000 and the number of our authorized shares of preferred stock was increased from one share to 10,000,000 shares. As of December 31, 2018 and 2017, 45,072,463 and 43,913,136 shares of common stock were outstanding, respectively. Additionally, one share of preferred stock, designated as the “Special Voting Share” in our amended and restated certificate of incorporation, was issued and outstanding as of December 31, 2018 and December 31, 2017.

Voting

The holders of common stock are entitled to one vote for each share of common stock held. The holder of the Special Voting Share shall be entitled to vote on all matters that a holder of common stock is entitled to vote on and shall be entitled to cast a number of votes equal to the number of exchangeable shares of NCS Multistage Inc. (“NCS Canada”), a subsidiary of the Company, then outstanding that are not owned by us, multiplied by the exchange ratio (as defined in the articles of incorporation of NCS Canada). In connection with our stock split, the exchange ratio was adjusted to three from one. As of December 31, 2017, the number of shares of common stock issuable for the exchangeable shares totaled 1,769,247 and was held by the preferred stockholder. On February 14, 2018, we issued 442,312 shares of common stock to the preferred stockholder in exchange for shares of NCS Canada. As of

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, the number of shares of common stock issuable for the exchangeable shares totaled 1,326,935. The exchangeable shares are convertible upon demand at the stock price on the conversion date.

Dividends

The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board. The holder of the Special Voting Share is not entitled to receive dividends. No dividends were declared during the periods ended December 31, 2018 or December 31, 2017.

Note 12.  Share-Based Compensation

Equity Incentive Plans

We maintain three equity incentive plans for the benefit of our employees, directors and other service providers: our 2011 Equity Incentive Plan (the “2011 Plan”), our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2017 Equity Incentive Plan (the “2017 Plan”). The following is a summary of certain features of the 2011 Plan, 2012 Plan and the 2017 Plan.

2011 Plan

The 2011 Plan provided awards to employees, directors and consultants of NCS Energy Holdings, LLC. In connection with Advent’s acquisition on December 20, 2012, we assumed the options under the 2011 Plan and converted them into options to purchase shares of our common stock. No options remain outstanding and exercisable that were granted pursuant to the 2011 Plan as all 649,047 options were exercised during the year ended December 31, 2018.

2012 Plan

The 2012 Plan provided awards to our employees, directors and consultants prior to our IPO. We no longer grant awards under the 2012 Plan. The 2012 Plan is administered by the Compensation, Nominating and Governance Committee of our Board. The 2012 Plan has a total of 2,463,501 shares authorized for issuance. Awards granted under the 2012 Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration. There remain 2,410,048 options outstanding and 1,414,200 options exercisable that were granted pursuant to the 2012 Plan as of December 31, 2018.

2017 Plan

The 2017 Plan was adopted in connection with our IPO and provides for awards of stock options, stock appreciation rights, restricted stock awards, RSUs, stock awards and performance awards. Awards under the 2017 Plan may be granted to any employee, non-employee director, consultant or other personal service provider to us or any of our subsidiaries. The 2017 Plan is administered by a plan administrator, which is the Compensation, Nominating and Governance Committee or such other committee of the Board or the Board as a whole, in each case as determined by the Board. The 2017 Plan was established with the authorization for grants of up to of 4,532,523 shares of authorized but unissued shares of common stock. As of December 31, 2018, the total number of shares available for future issuance under the 2017 Plan is 3,634,419.

Stock Options

Stock options granted under the 2012 Plan and the 2017 Plan generally vest annually in equal increments over three or five years and have a 10-year term. Before our IPO, we issued certain stock options that were to vest only in connection with a change of control (the “Liquidity Options”). In connection with the IPO, the Liquidity Options were amended for 22 employees to provide that such awards will vest in three equal installments on each of the first three anniversaries of the consummation of our IPO, which occurred on May 3, 2017, subject to certain requirements including, as applicable, the recipient’s continued employment on the vesting date. The modified Liquidity Options are still subject to accelerated vesting upon a company sale, as defined in our 2012 Plan.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining fair market value

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

Expected volatility—As we were a private company prior to our IPO, we estimate our expected volatility by using the historical volatilities of our peer group of public companies for a period equal to the expected life of the option by taking the median of the annualized weekly ten-year standard deviation of their stock prices. We will continue to use this method until we have adequate historical data regarding the volatility of our own traded stock price.

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

The weighted average assumptions used to estimate the fair value of stock options granted in 2017 and 2016 were as follows:

	2017	2016
Expected volatility	44.4%	42-44.7%
Average risk free interest rate	2.0%	1.7%
Expected term (in years)	6.0	6.5
Expected dividends	—%	—%

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

Expected volatility	44.4%
Average risk free interest rate	1.7%
Expected term (in years)	4.6
Expected dividends	—%

The following table summarizes stock option activity during the year ended December 31, 2018:

2012 Equity Plan and 2017 Equity Plan	Service Based Options	Liquidity Options	Total Options	Service Based Weighted Average Exercise Price	Liquidity Based Weighted Average Exercise Price	Service Based Weighted Average Remaining Contractual Life (Years)	Liquidity Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2017	1,002,017	1,472,631	2,474,648	$6.15	$6.19	5.24	5.19
Granted during the year	—	—	—	—	—
Exercised during the year	(27,503)	(13,704)	(41,207)	6.22	7.59
Forfeited during the year	(1,080)	(9,666)	(10,746)	9.56	6.57
Outstanding at December 31, 2018	973,434	1,449,261	2,422,695	$6.14	$6.18	4.21	4.17
Unvested as of December 31, 2018	32,191	972,088	1,004,279	11.89	6.19
Exercisable as of December 31, 2018	941,243	477,173	1,418,416	$5.95	$6.15	4.11	4.14

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value of service-based option awards granted during the years 2017 and 2016 was $7.61 and $4.58, respectively. The weighted average grant-date fair value of the Liquidity Options at the amendment date of April 27, 2017 was $11.69.

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in the money options. As of December 31, 2018, our outstanding and exercisable aggregate intrinsic values were each $0.1 million. The unvested aggregate intrinsic value had no value at December 31, 2018. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 for all three equity incentive plans was $9.8 million and $14 thousand, respectively. No shares were exercised during the year ended December 31, 2016. The income tax benefit realized from stock options exercised was $0.5 million for the year ended December 31, 2018.

As of December 31, 2018, there was $7.7 million of total unrecognized compensation cost related to options, which we expect to recognize over approximately one year.

Restricted Stock Units

Upon completion of our IPO and pursuant to the 2017 Plan, we began granting RSUs. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our stock on the date of grant, and recognize the compensation expense in the financial statements over the requisite service period. RSUs generally vest over a period of three years from the date of grant other than those issued to members of our Board. The RSUs for the members of our Board generally vest over a period of one year but settle for shares of common stock on a one-for-one basis within thirty days following the earliest of (i) one year following the termination of the person’s service for any reason other than cause, (ii) a change of control or (iii) the fifth anniversary of the grant date.

The following table summarizes RSU activity during the year ended December 31, 2018:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	167,494	$18.78
Granted	586,832	14.55
Vested (including 45,585 shares that have not been released)	(82,306)	18.21
Forfeited	(25,385)	14.53
Non-vested at December 31, 2018	646,635	$15.18

The total value of shares vested and released was $0.6 million during the year ended December 31, 2018. For 2018, the income tax benefit recognized for RSUs was $0.1 million. No RSUs vested during the years ended December 31, 2017 and 2016. As of December 31, 2018, there was $6.9 million of total unrecognized compensation cost related to RSUs, which we expect to recognize over approximately two years.

Performance Stock Unit Awards

During the first quarter of 2018, we granted 156,516 of PSUs with a performance period from January 1, 2018 to December 31, 2020. The fair value of the PSUs of $17.37 was measured using a Monte Carlo simulation on the date the PSUs were granted. PSUs provide the recipient the ability to earn a number of shares of stock between 0% and 200% of the number of units granted based on our Total Shareholder Return (“TSR”) relative to our performance peer group. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 65% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs. Payments are calculated by linear interpolation for performance between the threshold and mid-point and between the mid-point and maximum. In no event shall the participant earn more than 200% of the target PSUs.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions for the PSUs granted in 2018 are as follows:

2018
Grant date	March 1, 2018
Performance period	January 1, 2018 to December 31, 2020
Volatility	54.3%
Risk-free interest rate	2.3%
Expected dividends	—%
Grant date price	$14.53

As of December 31, 2018, there was $1.9 million of total unrecognized compensation cost related to PSUs, which we expect to recognize over approximately two years.

Employee Stock Purchase Plan

On August 3, 2017, our Board adopted our ESPP. Before the issuance of shares in January 2019, there were an aggregate of 2,000,000 shares of our common stock reserved for issuance and sale pursuant to the ESPP as of December 31, 2018. The first offering period under our ESPP began on October 16, 2017 and ended on December 31, 2018. In January 2019, we issued 156,486 shares of our common stock to our employees in connection with the settlement of the purchase of shares for this offering period, which increased our common stock outstanding. Starting with the offering period beginning January 1, 2019, offering periods run for six months, with a new offering period beginning on the first day of January and July each year.

The ESPP allows eligible employees to contribute, subject to any other plan limitations including a maximum share purchase cap of 1,041 shares per offering period, up to 18% of their base salary, up to a maximum of $12.5 thousand per offering period, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The U.S. ESPP is designed to be qualified under Section 423 of the Internal Revenue Code.

The fair value of the ESPP for the October 16, 2017 to December 31, 2018 offering period was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

Expected volatility	38.8%
Average risk free interest rate	1.4%
Expected dividends	—%
Weighted-average fair value per share	$7.16

Total Share Based Compensation Expense

The following table summarizes share-based compensation expense recognized in SG&A expense in our consolidated statements of operations and our related tax benefit for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$5,865	$5,218	$1,354
Restricted stock units	3,672	775	-
Performance stock unit awards	800	-	-
ESPP	593	115	-
Total share-based compensation expense	$10,930	$6,108	$1,354
Related income tax benefit	$1,698	$2,529	$325

Note 13.  Employee Benefit Plan

Our U.S. employees are eligible to participate in a 401(k) plan sponsored by us. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Under the terms of the 401(k) plan, we match 100% of the first 3% of eligible compensation an employee contributes. Additionally, we provide a 50% match on any employee contribution up to 5% of eligible compensation. Similarly, our Canadian employees are eligible to participate in the Group Registered Retirement Savings Program. All eligible employees may make tax deferred contributions to the plan. Contributions made on behalf of Canadian employees by NCS are taxable income to the employee and may not exceed the Canadian Revenue Agency’s

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deduction limit for the given year. Our contributions to these benefit plans were $1.3 million, $0.8 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 14.  Income Taxes

The (benefit) provision from income taxes consists of the following for the years ended December 31, 2018,  2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit)
U.S. Federal	$1,241	$11,786	$(505)
State	240	628	(145)
Foreign	4,307	7,215	1,098
Total current	5,788	19,629	448
Deferred tax expense (benefit)
U.S. Federal	$(9,525)	$(14,389)	$(4,190)
State	(599)	(299)	(133)
Foreign	(18,716)	(4,271)	(4,943)
Total deferred	(28,840)	(18,959)	(9,266)
Total income taxes	$(23,052)	$670	$(8,818)

The following is the domestic and foreign components of our (loss) income before income taxes for the years ended December 31, 2018,  2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. Federal	$(52,523)	$(6,337)	$(15,221)
Foreign	(155,760)	8,299	(11,524)
(Loss) income before income tax	$(208,283)	$1,962	$(26,745)

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate for the years ended December 31, 2018,  2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Income tax expense at federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from
Impairment expense	(15.7)%	-%	-%
Non-controlling interest losses	0.5%	35.5%	-%
U.S. tax on foreign earnings	1.5%	200.5%	(3.6)%
Deferred tax adjustment for foreign book value and tax basis differences	-%	(197.3)%	1.8%
Nondeductible expenses	(0.2)%	36.6%	(0.2)%
Non U.S. income taxed at different rates	4.5%	(16.9)%	(3.6)%
Research and other tax credits	0.4%	(44.0)%	3.0%
Effect of rate change on deferred tax	-%	(24.3)%	-%
Stock-based compensation	(0.2)%	22.1%	(0.5)%
Manufacturing deduction	-%	(23.8)%	0.3%
State taxes	0.2%	8.6%	0.8%
Change in valuation allowance	(0.5)%	(2.3)%	-%
Other	(0.4)%	4.4%	-%
Income tax	11.1%	34.1%	33.0%

We recorded a tax (benefit) expense of $(23.1) million, $0.7 million and $(8.8) million for the years ended December 31, 2018,  2017 and 2016, respectively. For the years ended December 31, 2018,  2017 and 2016, our effective tax rate was 11.1%,  34.1% and 33.0%. The income tax benefit and effective tax rate for the year ended December 31, 2018 was significantly impacted by the income tax rate change from 35% to 21% and the one time impairment charge which resulted in a corresponding decrease in the effective tax rate of 15.7%. During the year ended December 31, 2017 the income tax expense and effective tax rate differences included several offsetting items, including the effect of recording a tax expense for the enacted U.S. tax reform legislation commonly referred to as the

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) of $3.9 million, not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intended to permanently reinvest such earnings outside the U.S. and a tax benefit for the reversal of our deferred tax liability due to the change in our foreign unremitted earnings assertion of $3.9 million. During the first quarter of 2017, we changed our assertion to state that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the year ended December 31, 2018.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Accruals not currently deductible	$4,045	$3,344
Depreciation and amortization	667	—
Foreign tax credit carryforward	1,120	—
Other	1,587	871
	7,419	4,215
Valuation allowance for deferred tax assets	(1,120)	(18)
Total deferred tax assets	6,299	4,197
Deferred tax liabilities
Depreciation and amortization	—	(27,404)
Foreign currency translation	(105)	(358)
Other	—	(618)
Total deferred tax liabilities	(105)	(28,380)
Net deferred tax assets(liabilities)	$6,194	$(24,183)

The above are included in the accompanying consolidated balance sheet as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax assets—noncurrent	$9,326	$—
Deferred income tax liabilities—noncurrent	(3,132)	(24,183)
	$6,194	$(24,183)

No valuation allowances have been provided for the $9.3 million U.S. deferred tax asset as of December 31, 2018. The Company believes it is more likely than not to realize the benefit of this asset. The Company has historically been a U.S. taxpayer and projects future operations will generate sufficient taxable income. A valuation allowance has been recorded for a foreign tax credit carryforward as of December 31, 2018 in the amount of $1.1 million. The foreign tax credit carryforward will expire in 2027.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  (Loss) Earnings Per Share

The following table presents the reconciliation of the numerator and denominator for calculating loss (earnings) per share from net (loss) income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Numerator—Basic
Net (loss) income	$(185,231)	$1,292	$(17,927)
Less: (loss) income attributable to participating shares	—	55	—
Less: income (loss) attributable to non-controlling interest	5,086	(810)	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Basic	$(190,317)	$2,047	(17,927)

Numerator—Diluted
Net (loss) income	$(185,231)	$1,292	$(17,927)
Less: income (loss) attributable to non-controlling interest	5,086	(810)	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Diluted	$(190,317)	$2,102	$(17,927)

Denominator
Basic weighted average number of shares	44,788	40,484	34,008
Exchangeable shares for common stock	—	1,786	—
Dilutive effect of stock options, RSUs, PSUs and ESPP	—	1,313	—
Diluted weighted average number of shares	44,788	43,583	34,008

(Loss) earnings per common share
Basic	$(4.25)	$0.05	$(0.53)
Diluted	$(4.25)	$0.05	$(0.53)

Potentially dilutive securities excluded as anti-dilutive	3,572	—	2,601

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business (see “Note 1. Organization and Basis of Presentation”).

Revenue by country for 2018, 2017 and 2016 is attributed based on the current billing address of the customer. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States
Product sales	$67,458	$41,261	$17,595
Services	35,984	22,659	4,747
Total United States	103,442	63,920	22,342
Canada
Product sales	80,871	96,716	53,088
Services	28,607	31,183	16,994
Total Canada	109,478	127,899	70,082
Other Countries
Product sales	8,452	6,689	2,537
Services	5,591	3,126	3,518
Total Other Countries	14,043	9,815	6,055
Total
Product sales	156,781	144,666	73,220
Services	70,182	56,968	25,259
Total	$226,963	$201,634	$98,479

The following table summarizes long-lived assets by geographic area (in thousands):

	December 31,	December 31,
	2018	2017
United States	$16,475	$14,714
Canada	15,292	8,710
Other Countries	529	227
	$32,296	$23,651

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Quarterly Financial Data (Unaudited)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Revenue	$70,686	$43,398	$62,691	$50,188
Cost of sales	33,592	19,912	28,817	25,985
Impairments	—	—	—	227,543
Income (loss) from operations	13,000	(3,291)	11,954	(228,327)
Net income (loss)	11,865	(2,818)	7,766	(202,044)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	10,978	(4,053)	6,323	(203,565)
Earnings (loss) per common share
Basic (1)	$0.24	$(0.09)	$0.14	$(4.51)
Diluted (1)	$0.23	$(0.09)	$0.13	$(4.51)

2017
Revenue	$58,636	$36,857	$55,957	$50,184
Cost of sales	29,354	18,885	25,958	24,595
Income (loss) from operations	9,924	(5,609)	5,246	(4,602)
Net income (loss)	6,348	(4,745)	3,541	(3,852)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	6,550	(4,491)	3,386	(3,343)
Earnings (loss) per common share
Basic (1)	$0.18	$(0.11)	$0.07	$(0.08)
Diluted (1)	$0.18	$(0.11)	$0.07	$(0.08)

___________________________

(1)

The sum of the individual quarterly earnings per share amounts may not agree with the annual amount reported as each quarterly computation is based on the weighted average number of common shares outstanding during the period.

Note 18.  Subsequent Events

On February 15, 2019, we issued 1,326,935 shares of common stock to Cemblend Systems, Inc. in exchange for shares of one of our wholly-owned subsidiaries. There are no remaining exchangeable shares.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2018.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2019 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information relating to the number of shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2018:

	Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans
Approved by stockholders	3,427,917	$6.16	5,488,679
Not approved by stockholders	—	$—	—

(1)

Includes common stock underlying shares to be issued in connection with the options outstanding under the ESPP and vested RSUs subject to delayed settlement. Also, includes common stock underlying outstanding PSUs, stock options and RSUs. The number of shares subject to outstanding PSUs is based on the target number of shares subject to each award and payments could occur at larger amounts if performance metrics are met.

(2)	RSUs and PSUs are excluded when determining the weighted-average exercise price.
(3)	Includes 1,843,514 shares remaining available for issuance under the ESPP.

The other information required by this Item will be included in the Company’s 2019 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2019 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in the Company’s 2019 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

	10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 31, 2017, by and among NCS Multistage Holdings, Inc., Pioneer Intermediate, Inc., Pioneer Investment, Inc., NCS Multistage Inc., Wells Fargo Bank, National Association, Wells Fargo Bank, National Association, Canadian Branch, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 1, 2017).

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

	10.4

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 9, 2018, by and among NCS Multistage Holdings, Inc., Pioneer Intermediate, Inc., Pioneer Investment, Inc., NCS Multistage Inc., Wells Fargo Bank, National Association, Wells Fargo Bank, National Association, Canadian Branch, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2018).

†	10.5

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

†	10.7

NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-220165) filed on August 25, 2017).

†	10.8	First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).
†	10.9

NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-220165) filed on August 25, 2017).

†	10.10	First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 19 2018).
†	10.11	Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2019).
†	10.12

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.13

Form of Performance Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.14

Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.15	Form of Equivalent Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019).
†	10.16

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 9, 2017).

†	10.17

Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).

†*	10.17	Form of Equivalent Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executives.
†	10.18

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Robert Nipper, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2017).

†	10.19

Amended and Restated Employment Agreement between NCS Multistage Inc. and Marty Stromquist, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.20

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2017).

†	10.21	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).
	10.22

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

	10.23

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

	10.24

Subscription Agreement, dated as of December 22, 2015, by and between NCS Multistage Holdings, Inc. (formerly known as Pioneer Super Holdings, Inc.) and Advent-NCS Acquisition Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on March 9, 2017).

	10.25

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

Date: March 8, 2019	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2019.

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