Form 10-Q
period 2019-06-30
NCS Multistage Holdings, Inc.
filed 2019-08-06
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, there were 46,785,110 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$12,175	$25,131
Accounts receivable—trade, net of allowances of $709 and $311 at 2019 and 2018, respectively	42,366	49,984
Inventories	37,964	32,753
Prepaid expenses and other current assets	2,274	2,037
Other current receivables	3,379	4,685
Total current assets	98,158	114,590
Noncurrent assets
Property and equipment, net	34,407	32,296
Goodwill	15,222	23,112
Identifiable intangibles, net	47,491	48,985
Deposits and other assets	8,624	1,392
Deferred income taxes, net	—	9,326
Total noncurrent assets	105,744	115,111
Total assets	$203,902	$229,701
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$11,933	$7,167
Accrued expenses	3,383	4,084
Income taxes payable	403	184
Current contingent consideration	—	9,963
Other current liabilities	4,285	1,991
Current maturities of long-term debt	1,646	2,236
Total current liabilities	21,650	25,625
Noncurrent liabilities
Long-term debt, less current maturities	17,869	23,455
Other long-term liabilities	5,312	1,258
Deferred income taxes, net	3,214	3,132
Total noncurrent liabilities	26,395	27,845
Total liabilities	48,045	53,470
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
June 30, 2019 and one share issued and outstanding at December 31, 2018	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 46,752,755 shares issued and 46,669,918 shares outstanding at June 30, 2019 and 45,100,771 shares issued
and 45,072,463 shares outstanding at December 31, 2018	468	451
Additional paid-in capital	418,365	411,423
Accumulated other comprehensive loss	(81,008)	(84,030)
Retained deficit	(200,473)	(166,206)
Treasury stock, at cost; 82,837 shares at June 30, 2019 and 28,308 shares
at December 31, 2018	(646)	(337)
Total stockholders’ equity	136,706	161,301
Non-controlling interest	19,151	14,930
Total equity	155,857	176,231
Total liabilities and stockholders' equity	$203,902	$229,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Product sales	$29,945	$27,773	$67,177	$77,881
Services	9,823	15,625	25,441	36,203
Total revenues	39,768	43,398	92,618	114,084
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	16,490	12,622	33,236	37,325
Cost of services, exclusive of depreciation and amortization expense shown below	6,591	7,290	16,608	16,179
Total cost of sales, exclusive of depreciation and amortization expense shown below	23,081	19,912	49,844	53,504
Selling, general and administrative expenses	22,893	22,125	45,919	43,152
Depreciation	1,495	1,156	2,921	2,255
Amortization	1,137	3,283	2,298	6,604
Change in fair value of contingent consideration	—	213	37	(1,140)
Impairment	7,919	—	7,919	—
(Loss) income from operations	(16,757)	(3,291)	(16,320)	9,709
Other income (expense)
Interest expense, net	(556)	(608)	(1,073)	(1,065)
Other income (expense), net	17	(44)	90	40
Foreign currency exchange (loss) gain	(250)	106	(547)	289
Total other expense	(789)	(546)	(1,530)	(736)
(Loss) income before income tax	(17,546)	(3,837)	(17,850)	8,973
Income tax expense (benefit)	2,022	(1,019)	11,596	(74)
Net (loss) income	(19,568)	(2,818)	(29,446)	9,047
Net income attributable to non-controlling interest	2,733	1,235	4,821	2,122
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(22,301)	$(4,053)	$(34,267)	$6,925
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.48)	$(0.09)	$(0.74)	$0.15
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.48)	$(0.09)	$(0.74)	$0.15
Weighted average common shares outstanding
Basic	46,766	44,778	46,380	44,517
Diluted	46,766	44,778	46,380	47,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(19,568)	$(2,818)	$(29,446)	$9,047
Foreign currency translation adjustments, net of tax of $0	1,485	(4,235)	3,022	(10,924)
Comprehensive loss	(18,083)	(7,053)	(26,424)	(1,877)
Less: Comprehensive income attributable to non-controlling interest	2,733	1,235	4,821	2,122
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(20,816)	$(8,288)	$(31,245)	$(3,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2018	1	$—	45,100,771	$451	$411,423	$(84,030)	$(166,206)	(28,308)	$(337)	$14,930	$176,231
Share-based compensation	—	—	—	—	2,968	—	—	—	—	—	2,968
Net (loss) income	—	—	—	—	—	—	(11,966)	—	—	2,088	(9,878)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(600)	(600)
Vesting of restricted stock	—	—	168,563	2	(2)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(54,529)	(309)	—	(309)
Proceeds from the issuance of ESPP shares	—	—	156,486	2	675	—	—	—	—	—	677
Cemblend exchangeable shares	(1)	—	1,326,935	13	(13)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	1,537	—	—	—	—	1,537
Balances as of March 31, 2019	—	$—	46,752,755	$468	$415,051	$(82,493)	$(178,172)	(82,837)	$(646)	$16,418	$170,626
Share-based compensation	—	—	—	—	3,314	—	—	—	—	—	3,314
Net (loss) income	—	—	—	—	—	—	(22,301)	—	—	2,733	(19,568)
Currency translation adjustment	—	—	—	—	—	1,485	—	—	—	—	1,485
Balances as of June 30, 2019	—	$—	46,752,755	$468	$418,365	$(81,008)	$(200,473)	(82,837)	$(646)	$19,151	$155,857

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2017	1	$—	43,931,484	$439	$399,426	$(66,707)	$23,864	(18,348)	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share-based compensation	—	—	—	—	2,374	—	—	—	—	—	2,374
Net income	—	—	—	—	—	—	10,978	—	—	887	11,865
Exercise of stock options	—	—	275,653	3	350	—	—	—	—	—	353
Cemblend exchangeable shares	—	—	442,312	4	(4)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(6,689)	—	—	—	—	(6,689)
Balances as of March 31, 2018	1	$—	44,649,449	$446	$402,146	$(73,396)	$35,089	(18,348)	$(175)	$13,031	$377,141
Share-based compensation	—	—	—	—	2,958	—	—	—	—	—	2,958
Net (loss) income	—	—	—	—	—	—	(4,053)	—	—	1,235	(2,818)
Exercise of stock options	—	—	277,216	3	446	—	—	—	—	—	449
Currency translation adjustment	—	—	—	—	—	(4,235)	—	—	—	—	(4,235)
Balances as of June 30, 2018	1	$—	44,926,665	$449	$405,550	$(77,631)	$31,036	(18,348)	$(175)	$14,266	$373,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(29,446)	$9,047
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,219	8,859
Impairment	7,919	—
Amortization of deferred loan cost	161	168
Share-based compensation	6,526	5,332
Provision for inventory obsolescence	(51)	858
Deferred income tax expense (benefit)	9,278	(2,185)
Gain on sale of property and equipment	(19)	(16)
Change in fair value of contingent consideration	37	(1,140)
Provision for doubtful accounts	1,462	—
Payment of contingent consideration	(3,042)	—
Changes in operating assets and liabilities:
Accounts receivable—trade	6,664	6,753
Inventories	(4,629)	391
Prepaid expenses and other assets	243	(2,066)
Accounts payable—trade	5,344	1,587
Accrued expenses	(749)	(1,284)
Other liabilities	(1,165)	284
Income taxes receivable/payable	2,320	(19,093)
Net cash provided by operating activities	6,072	7,495
Cash flows from investing activities
Purchases of property and equipment	(4,080)	(3,068)
Purchase and development of software and technology	(297)	(714)
Proceeds from sales of property and equipment	249	232
Net cash used in investing activities	(4,128)	(3,550)
Cash flows from financing activities
Equipment note borrowings	835	—
Payments on equipment note and finance leases	(4,130)	(846)
Promissory note borrowings	—	4,884
Payments on promissory note	—	(7,749)
Payments on revolver	(4,000)	—
Payment of contingent consideration	(6,958)	—
Proceeds from the exercise of options for common stock	—	802
Treasury shares withheld	(309)	—
Distribution to noncontrolling interest	(600)	—
Proceeds from the issuance of ESPP shares	677	—
Payment of deferred loan cost related to senior secured credit facility	(871)	—
Net cash used in financing activities	(15,356)	(2,909)
Effect of exchange rate changes on cash and cash equivalents	456	(1,368)
Net change in cash and cash equivalents	(12,956)	(332)
Cash and cash equivalents beginning of period	25,131	33,809
Cash and cash equivalents end of period	$12,175	$33,477
Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$(68)	$20,830

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this guidance.

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States
Product sales	$21,069	$16,309	$40,633	$29,886
Services	5,674	11,396	11,455	19,819
Total United States	26,743	27,705	52,088	49,705
Canada
Product sales	8,801	10,740	25,422	46,438
Services	2,705	3,132	11,080	14,609
Total Canada	11,506	13,872	36,502	61,047
Other Countries
Product sales	75	724	1,122	1,557
Services	1,444	1,097	2,906	1,775
Total Other Countries	1,519	1,821	4,028	3,332
Total
Product sales	29,945	27,773	67,177	77,881
Services	9,823	15,625	25,441	36,203
Total	$39,768	$43,398	$92,618	$114,084

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. The following table includes the contract assets and liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2018	$—	$—	$515	$—
Additions	—	—	99	—
Revenue recognized	—	—	(529)	—
Balance at June 30, 2019	$—	$—	$85	$—

Our contract liability as of June 30, 2019 and December 31, 2018 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are satisfied before the customer’s payment however prepayments may occasionally be required for international sales. Revenue recognized from the contract liability balance was $14 thousand and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Practical Exemption

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less or we recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

Note 3.  Inventories

Inventories consist of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$2,021	$2,470
Work in process	331	57
Finished goods	35,612	30,226
Total inventories	$37,964	$32,753

Note 4.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Land	$2,078	$1,995
Building and improvements	11,766	5,185
Machinery and equipment	20,866	18,135
Computers and software	2,418	2,373
Furniture and fixtures	1,197	1,097
Vehicles	7,842	6,980
Service equipment	244	244
	46,411	36,009
Less: Accumulated depreciation and amortization	(12,732)	(10,270)
	33,679	25,739
Construction in progress	728	6,557
Property and equipment, net	$34,407	$32,296

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the following income statement line items for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales
Cost of product sales	$691	$470	$1,333	$933
Cost of services	325	267	631	507
Selling, general and administrative expenses	479	419	957	815
Total	$1,495	$1,156	$2,921	$2,255

Note 5.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
At December 31, 2017	$184,478	$—	$184,478
Purchase price allocation adjustment	54	—	54
Impairment	—	(154,003)	(154,003)
Currency translation adjustment	(7,417)	—	(7,417)
At December 31, 2018	$177,115	$(154,003)	$23,112
Impairment	—	(7,937)	(7,937)
Currency translation adjustment	47	—	47
At June 30, 2019	$177,162	$(161,940)	$15,222

We perform our annual impairment tests of goodwill as of December 31, or when there is an indication an impairment may have occurred.

On December 31, 2018, we performed our annual impairment test for goodwill on each of our three reporting units. As a result of unfavorable oil and gas industry market conditions in late 2018 that continued to persist into 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we concluded that there had been an impairment because the carrying values exceeded the estimated fair values. We recorded impairment charges in the fourth quarter of 2018 in two reporting units, totaling $154.0 million. As a result of the impairment loss, we have no remaining goodwill in the fracturing systems and well construction reporting unit.

 During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. Following the impairment, our tracer diagnostic services reporting unit has no remaining goodwill balance. There was no indication an impairment may have occurred in any other reporting unit.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,667	$(1,468)	$16,199
Trademarks	5 - 10	1,600	(293)	1,307
Customer relationships	10 - 21	28,670	(3,135)	25,535
Internally developed software	5	4,942	(492)	4,450
Total identifiable intangibles		$52,879	$(5,388)	$47,491

		December 31, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,289	$(516)	$16,773
Trademarks	5 - 10	1,600	(213)	1,387
Customer relationships	10 - 21	28,544	(2,339)	26,205
Internally developed software	5	4,620	—	4,620
Total identifiable intangibles		$52,053	$(3,068)	$48,985

Total amortization expense, which is associated with the selling, general and administrative expenses income statement line item, was $1.1 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively.

Identifiable intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. On December 31, 2018, as a result of unfavorable oil and gas industry market conditions in late 2018 that continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $73.5 million in our asset group that includes fracturing systems and well construction, which we recorded in the fourth quarter of 2018. In addition to goodwill, we also assessed our identifiable intangibles for impairment as of June 30, 2019 and determined those assets were not impaired.

Note 6.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll and bonus	$1,826	$2,627
Property and franchise taxes accrual	301	424
Accrued other miscellaneous liabilities	1,256	1,033
Total accrued expenses	$3,383	$4,084

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt

Our long-term debt consists of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Prior Senior Secured Credit Facility	$—	$20,000
New Senior Secured Credit Facility	16,000	—
Equipment notes	—	2,412
Finance leases	3,515	3,279
Total debt	19,515	25,691
Less: current portion	(1,646)	(2,236)
Long-term debt	$17,869	$23,455

The estimated fair value of total debt for the periods ended June 30, 2019 and December 31, 2018 was $19.1 million and $25.3 million, respectively. The carrying value of the senior secured revolving credit facility and the lines of credit approximated the fair value of debt as they can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

Below is a description of our prior and new credit agreements and other financing arrangements.

Prior Senior Secured Credit Facility

On May 4, 2017, we entered into a credit agreement (the “Prior Credit Agreement”) with a group of financial institutions which originally consisted of a (i) senior secured revolving credit facility (the “Prior U.S. Facility”) in an aggregate principal amount of $25.0 million made available to Pioneer Investment, Inc. (the “U.S. Borrower”), of which up to $5.0 million was available for letters of credit and up to $5.0 million was available for swingline loans and (ii) senior secured revolving credit facility (the “Prior Canadian Facility”) (together, the “Prior Senior Secured Credit Facility”) in an aggregate principal amount of $25.0 million made available to NCS Multistage Inc. (the “Canadian Borrower”).

We entered into Amendment No. 1 to the Prior Credit Agreement on August 31, 2017, which increased the loan commitment available to the U.S. Borrower to $50.0 million from $25.0 million under the Prior U.S. Facility. The loan commitment available under the Prior Canadian Facility remained at $25.0 million. On February 16, 2018 and October 9, 2018, we entered into Amendments No. 2 and No. 3, respectively, to the Prior Credit Agreement, which amended certain negative covenants contained in the Prior Credit Agreement. As of December 31, 2018, we had $20.0 million in outstanding indebtedness under the Prior U.S. Facility and no outstanding indebtedness under the Prior Canadian Facility.

Borrowings under the Prior U.S. Facility were available in U.S. dollars, Canadian dollars or Euros and had an interest rate equal to the Adjusted Base Rate or Eurocurrency Rate (each as defined in the Prior Credit Agreement), in each case, plus an applicable interest margin as set forth in the Prior Credit Agreement. Borrowings under the Prior Canadian Facility were available in U.S. dollars or Canadian dollars and accrued interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Prior Credit Agreement), in each case, plus an applicable interest margin as set forth in the Prior Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate applicable margin could have been between 2.25% and 3.00% and the Eurocurrency Rate applicable margin could have been between 3.25% and 4.00%, in each case, depending on the Company’s leverage ratio.

We incurred interest expense related to the Prior Senior Secured Credit Facility, including commitment fees, of $0.2 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

The obligations of the U.S. Borrower under the Prior U.S. Facility were guaranteed by Pioneer Intermediate, Inc. and the Company (together, the “Parent Guarantors”) and each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States (subject to certain exceptions) and were secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. The obligations of the Canadian Borrower under the Prior Canadian Facility were guaranteed by the Parent Guarantors, the U.S. Borrower and each of the future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions) and were secured by substantially all of the assets of the Parent

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantors, the U.S. Borrower, the Canadian Borrower and such subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

Direct costs of $1.0 million were incurred in connection with the Prior Senior Secured Credit Facility. The costs were capitalized as an asset as they represented the benefit of being able to access capital over the contractual term. The costs were amortized over the term of the Prior Senior Secured Credit Facility using the straight-line method. As a result of our New Credit Agreement (as defined below), which was a modification of our revolving credit facility, unamortized deferred costs of $0.3 million related to the Prior Senior Secured Credit Facility was deferred and is being amortized over the term of the new arrangement.

On May 1, 2019, we entered into a new Second Amended and Restated Credit Agreement (the “New Credit Agreement”) amending and restating the Prior Credit Agreement.

New Senior Secured Credit Facility

On May 1, 2019, we entered into the New Credit Agreement with Pioneer Investment, Inc., as U.S. borrower, NCS Multistage Inc., as Canadian borrower, Pioneer Intermediate, Inc. and the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the New U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent in respect of the New Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “New Senior Secured Credit Facility”). The New Credit Agreement amended and restated the Prior Credit Agreement in its entirety.

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “New U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “New Canadian Facility”). The New Senior Secured Credit Facility will mature on May 1, 2023. As of June 30, 2019, we had $16.0 million in outstanding indebtedness under the New U.S. Facility and no outstanding indebtedness under the New Canadian Facility.

Borrowings under the New U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the New Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the New Credit Agreement. Borrowings under the New Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the New Credit Agreement), in each case, plus an applicable interest margin as set forth in the New Credit Agreement. The applicable interest rate at June 30, 2019 was 5.50%. We incurred interest expense related to the New Senior Secured Credit Facility, including commitment fees, of $0.2 million for the three and six months ended June 30, 2019.

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

The New Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of June 30, 2019, we were in compliance with these financial covenants. The New Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

occurs, the lenders under each of the New U.S. Facility and the New Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the New U.S. Facility and the New Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the New U.S. Facility and the New Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility

Direct costs of $0.9 million were incurred in connection with the New Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. Additionally, $0.3 million of unamortized deferred costs related to the Prior Senior Secured Credit Facility are also being amortized over the term of the New Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for the three and six months ended June 30, 2019.

Promissory Note

On February 27, 2017, Repeat Precision, LLC (“Repeat Precision”) entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. It bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is secured against equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 15, 2019. The note is scheduled to mature on February 16, 2020. No other terms were changed. As of June 30, 2019 and December 31, 2018, we had no outstanding indebtedness under the promissory note.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on February 27, 2021 and is collateralized by certain property. During the first quarter of 2019, the equipment note was paid in full and we had no outstanding indebtedness under the equipment note as of June 30, 2019. As of December 31, 2018,  the outstanding balance on the equipment note was $0.4 million.

In September 2018, Repeat Precision entered into an equipment note for an aggregate borrowing capacity of $3.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on June 7, 2023 and is collateralized by certain property. As of June 30, 2019, we had no outstanding indebtedness under the equipment note. At December 31, 2018,  the outstanding balance on the equipment note was $2.0 million.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, we do not have any lessor leases and we do not have any additional operating and finance leases that have not yet commenced.

Supplemental balance sheet information related to leases are as follows (in thousands):

		June 30,
Leases	Condensed Consolidated Balance Sheet Classification	2019
Assets
Operating lease right-of-use assets	Deposits and other assets	$6,330
Finance lease right-of-use assets (1)	Property and equipment, net	4,141
Total leased right-of-use assets		$10,471

Liabilities
Current
Operating lease liabilities	Other current liabilities	$2,481
Finance lease liabilities	Current maturities of long-term debt	1,646

Noncurrent
Operating lease liabilities	Other long-term liabilities	3,962
Finance lease liabilities	Long-term debt, less current maturities	1,869
Total lease liabilities		$9,958

_______________

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $2.0 million as of June 30, 2019.

The components of lease expense are as follows (in thousands):

		Three Months Ended	Six Months Ended
		June 30,	June 30,
Lease Cost	Condensed Consolidated Statements of Operations Classification	2019	2019
Operating lease cost	Cost of sales; Selling, general and administrative expenses	$696	$1,376
Finance lease cost
Amortization of right-of-use assets	Depreciation	356	690
Interest on lease liabilities	Interest expense, net	70	133
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	154	425
Total lease cost		$1,276	$2,624

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$1,624	$1,023
2020	2,230	1,483
2021	1,589	986
2022	784	367
2023	269	—
Thereafter	594	—
Total lease payments	$7,090	$3,859
Less: interest	647	344
Present value of lease liabilities	$6,443	$3,515

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease term and discount rate consist of the following:

June 30,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years):
Operating leases	3.4
Finance leases	1.7
Weighted-average discount rate:
Operating leases	5.9%
Finance leases	5.5%

Supplemental cash flow and other information related to leases are as follows (in thousands):

Six Months Ended
June 30,
Other Information	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,656
Operating cash flows from finance leases	133
Financing cash flows from finance leases	881
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$377
Finance leases	1,141

Future annual commitments at December 31, 2018 under ASC 840 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$2,867	$1,768
2020	1,276	973
2021	757	686
2022	434	198
2023	292	—
Thereafter	398	—
Total lease payments	$6,024	$3,625
Less: interest	—	346
Present value of lease liabilities	$6,024	$3,279

Note 9.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

On July 24, 2018, we filed a patent infringement lawsuit against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada, alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. We previously filed a breach of contract lawsuit on March 16, 2018, against Kobold Corporation in the Court of Queen’s Bench of Alberta, alleging breach of a prior settlement agreement. Both of these lawsuits seek unspecified monetary damages and injunctive relief. On July 12, 2019, Kobold filed a counterclaim seeking unspecified damages alleging that our fracturing tools and methods infringe on their patent and that we made false and misleading statements about Kobold.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exclusive license is enforceable and there is no basis to support the claims asserted by Diamondback and we intend to vigorously enforce our rights under the license agreement.

In accordance with GAAP, we accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our estimate of the expected liability. If we have any outstanding legal accruals, we may increase or decrease these in the future, on a matter-by-matter basis, to account for developments. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. While the outcome of any legal proceeding cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Note 10.  Share-Based Compensation

During the six months ended June 30, 2019, we granted 961,074 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $5.51. Of the RSUs granted, 842,236 RSUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant and 118,838 RSUs, which were granted to the nonemployee members of the Board of Directors, will vest on the one year anniversary of the grant date. The RSUs for the members of the Board of Directors either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2019, we granted 625,488 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $5.51, which will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The ESUs will be settled in cash and the cash settled for any ESU will not exceed two times the fair market value of our common stock as of the day before the grant date. Compensation cost is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled.

In addition, during the six months ended June 30, 2019, we granted 377,334 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2019 to December 31, 2021. The grant date fair value of the PSUs of $6.50 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to our performance peer group (“relative TSR”) over the three-year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2021. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 65% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Our Employee Stock Purchase Plan for U.S. Employees and our Employee Stock Purchase Plan for non-U.S. Employees (together, the “ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price. In July 2019, we issued 115,192 shares of our common stock to our employees in connection with the settlement of the purchase of shares for the January 1, 2019 to June 30, 2019 offering period, which increased our common stock outstanding. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019.

The total share-based compensation expense for all awards was $3.5 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively, and $6.5 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

We recorded a tax expense (benefit) of $2.0 million and $(1.0) million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, we recorded a tax expense (benefit) of $11.6 million and $(0.1) million, respectively. Included in tax expense for the six months ended June 30, 2019 was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

benefit as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense for the three and six months ended June 30, 2019 of approximately $8.9 million and $18.6 million, respectively. For the three and six months ended June 30, 2018, our effective rate was 26.6% and (0.8)%, respectively. The income tax expense and effective tax rate for the three and six months ended June 30, 2018 were significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance along with other updates resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax benefit of approximately $0.5 million and $2.6 million for the three and six months ended June 30, 2018, respectively. Additionally, the effective tax rate for the six months ended June 30, 2019 and 2018 included a tax expense (benefit) of $0.2 million and $0.3 million, respectively, for the tax effect of stock awards.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three and six months ended June 30, 2019 and 2018.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income (expense), net in the condensed consolidated statements of operations and recognized $33 thousand and $46 thousand for the six months ended June 30, 2019 and 2018, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  (Loss) Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating (loss) earnings per common share from net (loss) income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator—Basic
Net (loss) income	$(19,568)	$(2,818)	$(29,446)	$9,047
Less: income attributable to participating shares	—	—	—	282
Less: income attributable to non-controlling interest	2,733	1,235	4,821	2,122
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Basic	$(22,301)	$(4,053)	$(34,267)	$6,643

Numerator—Diluted
Net (loss) income	$(19,568)	$(2,818)	$(29,446)	$9,047
Less: income attributable to non-controlling interest	2,733	1,235	4,821	2,122
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Diluted	$(22,301)	$(4,053)	$(34,267)	$6,925

Denominator
Basic weighted average number of shares	46,766	44,778	46,380	44,517
Exchangeable shares for common stock	—	—	—	1,434
Dilutive effect of stock options, RSUs, PSUs and ESPP	—	—	—	1,235
Diluted weighted average number of shares	46,766	44,778	46,380	47,186

(Loss) earnings per common share
Basic	$(0.48)	$(0.09)	$(0.74)	$0.15
Diluted	$(0.48)	$(0.09)	$(0.74)	$0.15

Potentially dilutive securities excluded as anti-dilutive	4,449	5,040	4,418	231

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Note 14.  Subsequent Events

As a result of unfavorable oil and gas industry market conditions in late 2018 that continued to persist into 2019 and the related impact on expected customer activity levels as well as the impacts of increased competition, we are implementing cost savings initiatives in response to the difficult market conditions. In July 2019, we reduced our employee workforce by approximately 6%. In connection with the workforce reduction, we expect to incur one-time severance costs between  $0.6 million to $0.7 million, which will be reflected in our condensed consolidated statements of operations under selling, general and administrative expenses for the three months ended September 30, 2019.

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

We sell products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers and consult on reservoir strategies by providing engineering services. We own a 50% interest in Repeat Precision, LLC (“Repeat Precision”), which sells composite frac plugs and related products and provides third-party manufacturing services. We operate in one reportable segment.

Based on capital budgets set by E&P companies and capital spending incurred by E&P companies year-to-date, we believe that industry drilling and completions activity in North America will be lower in 2019 than it was in 2018. Many of our customers in North America are prioritizing free cash flow and the return of capital to shareholders over production growth, which is leading to lower levels of capital expenditures. This is due to relatively low commodity prices at the time our customers established their budgets, concerns over global demand for oil and natural gas based on macroeconomic conditions and the perceived shareholder preference for E&P companies to spend within cash flow and improve returns on invested capital. We expect customer activity in the U.S. to decline on a year-over-year basis, with activity levels continuing to decline throughout 2019 from year-end 2018 and current levels. With the reduction in industry activity, we are experiencing increased competition across all of our product and services offerings in the United States, which is negatively impacting our market share and margins. We believe that customer activity in Canada will be significantly below levels seen in prior years. This is due to the factors mentioned above and to mandatory production curtailments that continue to be imposed on certain operators in Alberta. Market conditions in Canada have resulted in continued customer and competitor-driven pricing pressure for our products and services, negatively impacting our margins and market share in certain markets. We currently expect international activity to increase slightly in 2019 as compared to 2018 as market conditions remain more constructive than in North America.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly related to oil and natural gas prices.

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to approximately $45 per barrel in December 2018 before recovering to approximately $58 per barrel by the end of June 2019. Crude oil pricing has been supported by voluntary oil production reductions by members of the Organization of Petroleum Exporting Countries (“OPEC”), and certain other countries, including Russia. Most recently, in response to continued concern over global demand and high global inventory levels, OPEC and certain other countries, including Russia, agreed to extend the supply reductions that have been in place since early 2019 through March 31, 2020. There can be no assurance that the countries involved will continue to comply with the intended reductions and the amount of oil supply that may be returned to the market if the supply reductions are not extended further is unknown.

On August 6, 2018, the United States announced its intent to impose economic sanctions on Iran, following the United States’ withdrawal from an international accord intended to limit Iran’s nuclear programs. The sanctions, including secondary sanctions targeting companies that do business with Iran, were intended to reduce Iran’s level of crude oil exports and went into effect in November 2018. Temporary waivers were granted to eight countries that import oil from Iran, but those waivers expired on May 2, 2019. Other oil exporting countries, including Saudi Arabia and Russia may increase oil supplies to offset any shortfall related to a reduction in Iranian oil exports.

Over the course of 2018, there was an increase in the difference between the benchmark crude oil pricing in certain markets and WTI, known in the industry as differentials. Crude oil in certain areas, including West Texas, North Dakota and Canada traded at a larger discount to WTI than in historical periods due to current and forecasted production levels that are in excess of local refining demand and pipeline capacity. In response to these price differentials, many E&P companies operating in these areas reduced their drilling and completion activity in the second half of 2018 and into 2019 or chose to delay completions until additional pipeline or rail capacity is placed into service. In Canada, the Province of Alberta implemented measures intended to reduce the differential in the region, including the implementation of mandatory production curtailments for companies producing more than 10,000 barrels per day in the province, which are expected to be in place through the end of 2019 and may continue into 2020.

Natural gas pricing was at an average level of $3.15 per MMBtu during 2018 but has fallen to an average level of $2.57 per MMBtu during the second quarter of 2019 as supply growth has exceeded demand growth. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wider-than-normal discounts to Henry Hub pricing resulting from infrastructure bottlenecks. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows, capital spending and drilling activity.

Sustained declines in commodity prices, or sustained periods of high differentials, would be expected to lead North American E&P companies to further reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2018	$68.07	$74.45	$2.85
9/30/2018	69.69	75.07	2.93
12/31/2018	59.97	68.76	3.77
3/31/2019	54.82	63.10	2.92
6/30/2019	59.88	69.04	2.57

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the second quarter of 2018, as provided by Baker Hughes, a GE company. The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2018	1,021	105	1,126
9/30/2018	1,032	207	1,239
12/31/2018	1,050	177	1,227
3/31/2019	1,023	181	1,204
6/30/2019	967	79	1,046

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The rate of increase slowed in the U.S. during 2018 and began to decline in 2019. Declines have continued, with the rig count having decreased during the second quarter of 2019 from the first quarter of 2019 by 5%. The average rig count in Canada for the second quarter of 2019 was 24% lower than in the same period in 2018.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. Similar to the first half of 2019, we anticipate that activity in Canada in the second half of 2019 will be significantly lower than in the same periods of prior years due to reduced customer budgets and production curtailments that are currently in place in Alberta.

The market in Canada also continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, which have been partially offset by the initiatives implemented by the Province of Alberta. As a result, industry activity and capital spending in Canada in 2019 is currently forecasted to be materially below 2018 levels, both for producers of oil and liquids-rich natural gas and producers of natural gas. During the seven months ended July 31, 2019, the average land drilling rig count in Canada, as provided by Baker Hughes, was 32% lower than in the same period in 2018. Commodity price differentials are forecasted to remain at elevated levels for an extended period of time, which we expect to have a negative impact on customer activity in 2019 and beyond.

The industry experienced a reduction in completions activity in the United States in the second half of 2018, which has extended into 2019. In addition, capital budgets from E&P companies indicate that capital spending in 2019 is expected to be below capital spending in 2018, with a number of customers taking steps to reduce the number of rigs and completion crews that they are operating throughout the year.

Adoption of Pinpoint Stimulation

Traditional well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America and over 90% of unconventional well completions in the U.S. We believe that pinpoint stimulation provides benefits compared to these traditional well completion techniques. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s further adoption of pinpoint stimulation to complete wells, our ability to continue to innovate our technology to compete against continuing technological advances in competing traditional well completions techniques, and our ability to successfully compete with other providers of pinpoint stimulation products and services, including adjusting our pricing in certain markets to respond to customer demands and to competitors that may provide discounted pricing to our customers.

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

Product sales represented 75% and 64% of our revenue for the three months ended June 30, 2019 and 2018, respectively, and 73% and 68% for the six months ended June 30, 2019 and 2018, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 25% and 36% of our revenues for the three months ended June 30, 2019 and 2018, respectively, and 27% and 32% for the six months ended June 30, 2019 and 2018, respectively. Services include our tool charges and associated services related to our fracturing systems and our tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenue derived from sales in Canada and denominated in Canadian dollars were approximately 29% and 32%  for the three months ended June 30, 2019 and 2018, respectively, and approximately 39% and 54%  for the six months ended June 30, 2019 and 2018, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. Our strategic 50% purchase of Repeat Precision has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. We anticipate that the tariff could result in an increase in our cost of sales during the second half of 2019. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were scheduled to increase to 25% on January 1, 2019 but the increase has been delayed pending ongoing trade negotiations between the two countries. If a trade resolution with China is not reached, the increased tariffs would result in an increase in our cost of sales. We will strive to pass through some of the increases in raw material costs directly resulting from the tariffs to our customers, however there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars were approximately 20% and 19% for the three months ended June 30, 2019 and 2018, respectively, and approximately 19% and 21% for the six months ended June 30, 2019 and 2018, respectively.

Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

The following table summarizes our revenues and expenses for the period presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2019	2018	$	%
Revenues
Product sales	$29,945	$27,773	$2,172	7.8%
Services	9,823	15,625	(5,802)	(37.1)%
Total revenues	39,768	43,398	(3,630)	(8.4)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	16,490	12,622	3,868	30.6%
Cost of services, exclusive of depreciation and amortization expense shown below	6,591	7,290	(699)	(9.6)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	23,081	19,912	3,169	15.9%
Selling, general and administrative expenses	22,893	22,125	768	3.5%
Depreciation	1,495	1,156	339	29.3%
Amortization	1,137	3,283	(2,146)	(65.4)%
Change in fair value of contingent consideration	—	213	(213)	(100.0)%
Impairment	7,919	—	7,919	100.0%
Loss from operations	(16,757)	(3,291)	(13,466)	(409.2)%
Other income (expense)
Interest expense, net	(556)	(608)	52	8.6%
Other income (expense), net	17	(44)	61	138.6%
Foreign currency exchange (loss) gain	(250)	106	(356)	(335.8)%
Total other expense	(789)	(546)	(243)	(44.5)%
Loss before income tax	(17,546)	(3,837)	(13,709)	(357.3)%
Income tax expense (benefit)	2,022	(1,019)	3,041	298.4%
Net loss	(19,568)	(2,818)	(16,750)	(594.4)%
Net income attributable to noncontrolling interest	2,733	1,235	1,498	121.3%
Net loss attributable to NCS Multistage Holdings, Inc.	$(22,301)	$(4,053)	$(18,248)	(450.2)%

Revenues

Revenues were $39.8 million for the three months ended June 30, 2019 as compared to $43.4 million for the three months ended June 30, 2018.  This decrease was primarily attributable to a decrease in the volume of sales of our fracturing systems product sales and services, especially in the U.S. and Canada and lower tracer diagnostics revenue in the United States, partially offset by increased sales of our well construction and Repeat Precision products. Product sales for the three months ended June 30, 2019 were $29.9 million as compared to $27.8 million for the three months ended June 30, 2018. Our service revenue was $9.8 million for the three months ended June 30, 2019 as compared to $15.6 million for the three months ended June 30, 2018.

Cost of sales

Cost of sales was $23.1 million, or 58.0% of revenues, for the three months ended June 30, 2019 as compared to $19.9 million, or 45.9% of revenues, for the three months ended June 30, 2018.  Cost of sales was a higher percentage of revenues due to reduced fixed cost utilization related to lower sales volumes for fracturing systems product sales and services, especially in the U.S. and Canada, higher-than-anticipated use of third-party machining capacity, reductions in the pricing of our products and services, and higher cost of sales in tracer diagnostics, related to field service staffing levels and increased chemical costs associated with tariffs imposed on certain imports from China in September 2018. These increases were partially offset by increased sales of well construction products and increased sales at Repeat Precision, which enabled better utilization of fixed costs. Cost of product sales was $16.5 million, or 55.1% of product sales revenue, and cost of services was $6.6 million, or 67.1% of service revenue, for the three months ended June 30, 2019. For the three months ended June 30, 2018, cost of product sales was $12.6 million, or 45.4% of product sales revenue, and cost of services was $7.3 million, or 46.7% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.9 million for the three months ended June 30, 2019 as compared to $22.1 million for the three months ended June 30, 2018. The increase was due to higher overall headcount, higher professional services expenses, including litigation expenses and support for our new enterprise resource planning (“ERP”) system, higher share-based compensation expense and an increase in bad debt expense, partially offset by a reduction in accrued bonus expense and other professional services.

Depreciation

Depreciation was $1.5 million for the three months ended June 30, 2019 as compared to $1.2 million for the three months ended June 30, 2018. The increase is primarily attributable to capital expenditures made during 2018.

Amortization

Amortization was $1.1 million for the three months ended June 30, 2019 as compared to $3.3 million for the three months ended June 30, 2018. The decrease in amortization was related to non-cash impairment charges of $73.5 million in customer relationships and technology during the fourth quarter of 2018, which reduced the carrying values of those intangible assets.

Change in fair value of contingent consideration

We had no change in fair value of contingent consideration for the three months ended June 30, 2019. Change in fair value of contingent consideration was $0.2 million for the three months ended June 30, 2018 due to the revaluation of the earn-out obligations for Repeat Precision and Spectrum Tracer Services, LLC (“Spectrum”), of which the fair value measures included the impact of both actual results and forecasted future earnings at the time.

Impairment

During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. In addition to goodwill, we also assessed our identifiable intangibles for impairment as of June 30, 2019 and determined those assets were not impaired. See “Note 5. Goodwill and Intangibles” of our consolidated financial statements for additional detail.

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $(0.3) million for the three months ended June 30, 2019 as compared to a gain of $0.1 million for the three months ended June 30, 2018. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense (benefit) was $2.0 million for the three months ended June 30, 2019 as compared to $(1.0) million for the three months ended June 30, 2018. Included in tax expense for the three months ended June 30, 2019 was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense in the amount of approximately $8.9 million for the three months ended June 30, 2019. For the three months ended June 30, 2018, our effective income tax rate was 26.6%. The income tax expense and effective tax rate for the three months ended June 30, 2018 was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three months ended June 30, 2019 and 2018.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

The following table summarizes our revenues and expenses for the period presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2019	2018	$	% (1)
	(in thousands)
Revenues
Product sales	$67,177	$77,881	$(10,704)	(13.7)%
Services	25,441	36,203	(10,762)	(29.7)%
Total revenues	92,618	114,084	(21,466)	(18.8)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	33,236	37,325	(4,089)	(11.0)%
Cost of services, exclusive of depreciation and amortization expense shown below	16,608	16,179	429	2.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	49,844	53,504	(3,660)	(6.8)%
Selling, general and administrative expenses	45,919	43,152	2,767	6.4%
Depreciation	2,921	2,255	666	29.5%
Amortization	2,298	6,604	(4,306)	(65.2)%
Change in fair value of contingent consideration	37	(1,140)	1,177	103.2%
Impairment	7,919	—	7,919	100.0%
(Loss) income from operations	(16,320)	9,709	(26,029)	(268.1)%
Other income (expense)
Interest expense, net	(1,073)	(1,065)	(8)	(0.8)%
Other income, net	90	40	50	125.0%
Foreign currency exchange (loss) gain	(547)	289	(836)	(289.3)%
Total other expense	(1,530)	(736)	(794)	(107.9)%
(Loss) income before income tax	(17,850)	8,973	(26,823)	(298.9)%
Income tax expense (benefit)	11,596	(74)	11,670	NM
Net (loss) income	(29,446)	9,047	(38,493)	(425.5)%
Net income attributable to noncontrolling interest	4,821	2,122	2,699	127.2%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(34,267)	$6,925	$(41,192)	(594.8)%

_______________

(1)	NM – Percentage not meaningful

Revenues

Revenues were $92.6 million for the six months ended June 30, 2019 as compared to $114.1 million for the six months ended June 30, 2018.  This decrease was primarily attributable to a decrease in the volume of sales of our fracturing systems product sales and services, especially in the U.S. and Canada and lower tracer diagnostics revenue in the United States, partially offset by increased sales of our well construction and Repeat Precision products. Product sales for the six months ended June 30, 2019 were $67.2 million as compared to $77.9 million for the six months ended June 30, 2018. Our service revenue was $25.4 million for the six months ended June 30, 2019 as compared to $36.2 million for the six months ended June 30, 2018.

Cost of sales

Cost of sales was $49.8 million, or 53.8% of revenues, for the six months ended June 30, 2019 as compared to $53.5 million, or 46.9% of revenues, for the six months ended June 30, 2018.  Cost of sales was a higher percentage of revenues due to reduced fixed cost utilization related to lower sales volumes for fracturing systems product sales and services, especially in the U.S. and Canada, higher-than-anticipated use of third-party machining capacity in the second quarter of 2019, reductions in the pricing of our products and services, and higher cost of sales in tracer diagnostics, related to field service staffing levels and increased chemical costs associated with tariffs imposed on certain imports from China in September 2018. These increases were partially offset by increased sales of well construction products and increased sales at Repeat Precision, which enabled better utilization of fixed costs. Cost of product sales was $33.2 million, or 49.5% of product sales revenue, and cost of services was $16.6 million, or 65.3% of service revenue, for the six months ended June 30, 2019. For the six months ended June 30, 2018, cost of product sales was $37.3 million, or 47.9% of product sales revenue, and cost of services was $16.2 million, or 44.7% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $45.9 million for the six months ended June 30, 2019 as compared to $43.2 million for the six months ended June 30, 2018. The increase was due to higher overall headcount, higher professional services expenses, including litigation expenses and support for our new ERP system, higher share-based compensation expense and an increase in bad debt expense, partially offset by a reduction in accrued bonus expense, other professional services and other expense.

Depreciation

Depreciation was $2.9 million for the six months ended June 30, 2019 as compared to $2.3 million for the six months ended June 30, 2018. The increase is primarily attributable to capital expenditures made during 2018.

Amortization

Amortization was $2.3 million for the six months ended June 30, 2019 as compared to $6.6 million for the six months ended June 30, 2018. The decrease in amortization was related to non-cash impairment charges of $73.5 million in customer relationships and technology during the fourth quarter of 2018, which reduced the carrying values of those intangible assets.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $37 thousand for the six months ended June 30, 2019 compared to $(1.1) million for the six months ended June 30, 2018. The change for the six months ended June 30, 2019 was related to the passage of time from December 31, 2018 to January 31, 2019 when the $10.0 million cash payment for the Repeat Precision earn-out was paid to the joint venture partner. No payment was made for the Spectrum earnout. The change for the six months ended June 30, 2018 was due to the revaluation of the earn-out obligations for Repeat Precision and Spectrum, of which the fair value measures included the impact of both actual results and forecasted future earnings at the time.

Impairment

During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. In addition to goodwill, we also assessed our identifiable intangibles for impairment as of June 30, 2019 and determined those assets were not impaired. See “Note 5. Goodwill and Intangibles” of our consolidated financial statements for additional detail.

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $(0.5) million for the six months ended June 30, 2019 as compared to a gain of $0.3 million for the six months ended June 30, 2018. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense was $11.6 million for the six months ended June 30, 2019 as compared to $(0.1) million for the six months ended June 30, 2018. Included in tax expense for the six months ended June 30, 2019 was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense in the six months ended June 30, 2019 of approximately $18.6 million. The income tax expense and effective tax rate for the six months ended June 30, 2018 was significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a final change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in the 2017 tax return filing and a tax benefit of $2.6 million for the six months ended June 30, 2018 was recorded in tax expense with a corresponding reduction in the effective tax rate of 29.1%

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The ultimate impact of the 2017 Tax Act may differ from our estimates, possibly materially, due to changes in the interpretations and assumptions made as well as additional regulatory guidance that may be issued and actions we may take as a result of the 2017 Tax Act.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under GILTI and FDII. We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the six months ended June 30, 2019 and 2018.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our New Senior Secured Credit Facility (defined below). As of June 30, 2019, we had cash and cash equivalents of $12.2 million and potential availability under the New Senior Secured Credit Facility of $59.0 million. Our total indebtedness was $19.5 million as of June 30, 2019.  The New Senior Secured Credit Facility consists of revolving credit facilities in aggregate principal amount of $75.0 million. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the six months ended June 30, 2019 and 2018 were $4.4 million and $3.8 million, respectively. We plan to incur approximately $7.0 million to $10.0 million in capital expenditures during 2019, which includes capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) additional production equipment and instrumentation to support tracer diagnostics services, (iii) machinery and equipment utilized in manufacturing and engineering and (iv) our research and development facility. We believe our cash on hand, cash flows from operations and potential borrowings under our New Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$6,072	$7,495
Net cash used in investing activities	(4,128)	(3,550)
Net cash used in financing activities	(15,356)	(2,909)
Effect of exchange rate changes on cash and cash equivalents	456	(1,368)
Net change in cash and cash equivalents	$(12,956)	$(332)

Operating Activities

Net cash provided by operating activities was $6.1 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively. The reduction in cash flow was primarily driven by lower net income and unfavorable changes in inventories, partially offset by favorable changes in accounts payable, deferred tax expense and income tax receivable/payable.

Investing Activities

Net cash used in investing activities was $4.1 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in investing activities during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily related to capital expenditures, including property, equipment, software and technology, of $4.4 million in the six months ended June 30, 2019 compared to $3.8 million for the same period in 2018.

Financing Activities

Net cash used in financing activities was $15.4 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily related to the $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration on January 31, 2019, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value. We also made a $4.0 million payment on our New Senior Secured Credit Facility (as defined below) in June 2019.

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

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “New U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “New Canadian Facility”). The New Senior Secured Credit Facility will mature on May 1, 2023. At June 30, 2019, we had $16.0 million in outstanding indebtedness under the New U.S. Facility and no outstanding indebtedness under the New Canadian Facility.

Borrowings under the New U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the New Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the New Credit Agreement. Borrowings under the New Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the New Credit Agreement), in each case, plus an applicable interest margin as set forth in the New Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate, Canadian (Cdn) Base Rate and Eurocurrency Rate applicable margin will be between 2.75% and 3.50%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at June 30, 2019 was 5.50%.

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

The New Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of June 30, 2019, we were in compliance with these financial covenants. The New Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the New U.S. Facility and the New Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the New U.S. Facility and the New Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the New U.S. Facility and the New Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments disclosed in the Annual Report for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies

See “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements for our new significant accounting policy.  We have also updated our lease accounting policies in conjunction with our adoption of ASU 2016-02 and its related amendments (collectively known as “ASC 842”) as further described in “Note 8. Leases” in our unaudited condensed consolidated financial statements. There are no other material changes to our critical accounting policies from those included in the Annual Report for the year ended December 31, 2018.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report for the fiscal year ended December 31, 2018. With the exception of our New Senior Secured Credit Facility, which has similar terms and conditions to our Prior Senior Secured Credit Facility, our exposure to market risk has not changed materially since December 31, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 2, 2019, we implemented our ERP system, which was designed to upgrade our technology and improve our financial and operational information. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We will continue to evaluate and test these control changes in order to provide certification as of our fiscal year ending December 31, 2019 on the effectiveness of our internal control over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

On July 24, 2018, we filed a patent infringement lawsuit against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada, alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. We previously filed a breach of contract lawsuit on March 16, 2018, against Kobold Corporation in the Court of Queen’s Bench of Alberta, alleging breach of a prior settlement agreement. Both of these lawsuits seek unspecified monetary damages and injunctive relief. On July 12, 2019, Kobold filed a counterclaim seeking unspecified damages alleging that our fracturing tools and methods infringe on their patent and that we made false and misleading statements about Kobold.

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

While the outcome of any legal proceeding cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

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

*†	10.2	Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees.
*†	10.3	Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees.
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts or compensatory plans or arrangements.
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2019	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer

(Principal Financial Officer and Authorized
Signatory)