Form 10-Q
period 2019-09-30
NCS Multistage Holdings, Inc.
filed 2019-11-05
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 46,813,117 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,518	$25,131
Accounts receivable—trade, net of allowances of $846 and $311 at 2019 and 2018, respectively	57,826	49,984
Inventories	40,614	32,753
Prepaid expenses and other current assets	2,069	2,037
Other current receivables	5,328	4,685
Total current assets	110,355	114,590
Noncurrent assets
Property and equipment, net	33,670	32,296
Goodwill	15,222	23,112
Identifiable intangibles, net	46,146	48,985
Deposits and other assets	7,672	1,392
Deferred income taxes, net	—	9,326
Total noncurrent assets	102,710	115,111
Total assets	$213,065	$229,701
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$18,122	$7,167
Accrued expenses	3,194	4,084
Income taxes payable	470	184
Current contingent consideration	—	9,963
Other current liabilities	5,094	1,991
Current maturities of long-term debt	1,609	2,236
Total current liabilities	28,489	25,625
Noncurrent liabilities
Long-term debt, less current maturities	14,693	23,455
Other long-term liabilities	4,856	1,258
Deferred income taxes, net	3,180	3,132
Total noncurrent liabilities	22,729	27,845
Total liabilities	51,218	53,470
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
September 30, 2019 and one share issued and outstanding at December 31, 2018	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 46,904,232 shares issued and 46,811,855 shares outstanding at September 30, 2019 and 45,100,771 shares issued
and 45,072,463 shares outstanding at December 31, 2018	469	451
Additional paid-in capital	421,583	411,423
Accumulated other comprehensive loss	(82,025)	(84,030)
Retained deficit	(196,852)	(166,206)
Treasury stock, at cost; 92,377 shares at September 30, 2019 and 28,308 shares
at December 31, 2018	(667)	(337)
Total stockholders’ equity	142,508	161,301
Non-controlling interest	19,339	14,930
Total equity	161,847	176,231
Total liabilities and stockholders' equity	$213,065	$229,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Product sales	$43,756	$44,633	$110,933	$122,514
Services	17,017	18,058	42,458	54,261
Total revenues	60,773	62,691	153,391	176,775
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	23,796	20,275	57,032	57,600
Cost of services, exclusive of depreciation and amortization expense shown below	8,413	8,542	25,021	24,721
Total cost of sales, exclusive of depreciation and amortization expense shown below	32,209	28,817	82,053	82,321
Selling, general and administrative expenses	20,441	19,356	66,360	62,508
Depreciation	1,461	1,174	4,382	3,429
Amortization	1,153	3,255	3,451	9,859
Change in fair value of contingent consideration	—	(1,865)	37	(3,005)
Impairment	—	—	7,919	—
Income (loss) from operations	5,509	11,954	(10,811)	21,663
Other income (expense)
Interest expense, net	(424)	(317)	(1,497)	(1,382)
Other income, net	259	28	349	68
Foreign currency exchange loss	(131)	(688)	(678)	(399)
Total other expense	(296)	(977)	(1,826)	(1,713)
Income (loss) before income tax	5,213	10,977	(12,637)	19,950
Income tax (benefit) expense	(1,396)	3,211	10,200	3,137
Net income (loss)	6,609	7,766	(22,837)	16,813
Net income attributable to non-controlling interest	2,988	1,443	7,809	3,565
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$3,621	$6,323	$(30,646)	$13,248
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.08	$0.14	$(0.66)	$0.29
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.08	$0.13	$(0.66)	$0.28
Weighted average common shares outstanding
Basic	46,892	44,943	46,552	44,660
Diluted	46,921	47,404	46,552	47,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$6,609	$7,766	$(22,837)	$16,813
Foreign currency translation adjustments, net of tax of $0	(1,017)	4,371	2,005	(6,553)
Comprehensive income (loss)	5,592	12,137	(20,832)	10,260
Less: Comprehensive income attributable to non-controlling interest	2,988	1,443	7,809	3,565
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$2,604	$10,694	$(28,641)	$6,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2018	1	$—	45,100,771	$451	$411,423	$(84,030)	$(166,206)	(28,308)	$(337)	$14,930	$176,231
Share-based compensation	—	—	—	—	2,968	—	—	—	—	—	2,968
Net (loss) income	—	—	—	—	—	—	(11,966)	—	—	2,088	(9,878)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(600)	(600)
Vesting of restricted stock	—	—	168,563	2	(2)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(54,529)	(309)	—	(309)
Proceeds from the issuance of ESPP shares	—	—	156,486	2	675	—	—	—	—	—	677
Cemblend exchangeable shares	(1)	—	1,326,935	13	(13)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	1,537	—	—	—	—	1,537
Balances as of March 31, 2019	—	$—	46,752,755	$468	$415,051	$(82,493)	$(178,172)	(82,837)	$(646)	$16,418	$170,626
Share-based compensation	—	—	—	—	3,314	—	—	—	—	—	3,314
Net (loss) income	—	—	—	—	—	—	(22,301)	—	—	2,733	(19,568)
Currency translation adjustment	—	—	—	—	—	1,485	—	—	—	—	1,485
Balances as of June 30, 2019	—	$—	46,752,755	$468	$418,365	$(81,008)	$(200,473)	(82,837)	$(646)	$19,151	$155,857
Share-based compensation	—	—	—	—	2,872	—	—	—	—	—	2,872
Net income	—	—	—	—	—	—	3,621	—	—	2,988	6,609
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,800)	(2,800)
Vesting of restricted stock	—	—	36,285	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,540)	(21)	—	(21)
Proceeds from the issuance of ESPP shares	—	—	115,192	1	346	—	—	—	—	—	347
Currency translation adjustment	—	—	—	—	—	(1,017)	—	—	—	—	(1,017)
Balances as of September 30, 2019	—	$—	46,904,232	$469	$421,583	$(82,025)	$(196,852)	(92,377)	$(667)	$19,339	$161,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interest	Equity
Balances as of December 31, 2017	1	$—	43,931,484	$439	$399,426	$(66,707)	$23,864	(18,348)	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share-based compensation	—	—	—	—	2,374	—	—	—	—	—	2,374
Net income	—	—	—	—	—	—	10,978	—	—	887	11,865
Exercise of stock options	—	—	275,653	3	350	—	—	—	—	—	353
Cemblend exchangeable shares	—	—	442,312	4	(4)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(6,689)	—	—	—	—	(6,689)
Balances as of March 31, 2018	1	$—	44,649,449	$446	$402,146	$(73,396)	$35,089	(18,348)	$(175)	$13,031	$377,141
Share-based compensation	—	—	—	—	2,958	—	—	—	—	—	2,958
Net (loss) income	—	—	—	—	—	—	(4,053)	—	—	1,235	(2,818)
Exercise of stock options	—	—	277,216	3	446	—	—	—	—	—	449
Currency translation adjustment	—	—	—	—	—	(4,235)	—	—	—	—	(4,235)
Balances as of June 30, 2018	1	$—	44,926,665	$449	$405,550	$(77,631)	$31,036	(18,348)	$(175)	$14,266	$373,495
Share-based compensation	—	—	—	—	2,865	—	—	—	—	—	2,865
Net income	—	—	—	—	—	—	6,323	—	—	1,443	7,766
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Exercise of stock options	—	—	75,548	1	198	—	—	—	—	—	199
Vesting of restricted stock	—	—	36,721	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,960)	(162)	—	(162)
Currency translation adjustment	—	—	—	—	—	4,371	—	—	—	—	4,371
Balances as of September 30, 2018	1	$—	45,038,934	$450	$408,613	$(73,260)	$37,359	(28,308)	$(337)	$15,209	$388,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(22,837)	$16,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,833	13,288
Impairment	7,919	—
Amortization of deferred loan cost	236	251
Share-based compensation	9,380	8,197
Provision for inventory obsolescence	417	1,219
Deferred income tax expense (benefit)	9,281	(2,148)
Gain on sale of property and equipment	(300)	(39)
Change in fair value of contingent consideration	37	(3,005)
Provision for doubtful accounts	1,715	—
Payment of contingent consideration	(3,042)	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(9,552)	(10,787)
Inventories	(8,218)	(1,529)
Prepaid expenses and other assets	723	(2,237)
Accounts payable—trade	12,272	6,959
Accrued expenses	(915)	(2,371)
Other liabilities	(805)	816
Income taxes receivable/payable	671	(17,812)
Net cash provided by operating activities	4,815	7,615
Cash flows from investing activities
Purchases of property and equipment	(4,990)	(7,352)
Purchase and development of software and technology	(251)	(2,588)
Proceeds from sales of property and equipment	816	298
Net cash used in investing activities	(4,425)	(9,642)
Cash flows from financing activities
Equipment note borrowings	835	1,001
Payments on equipment note and finance leases	(4,552)	(1,437)
Promissory note borrowings	—	5,053
Payments on promissory note	—	(8,366)
Payments on revolver	(7,000)	—
Payment of contingent consideration	(6,958)	—
Proceeds from the exercise of options for common stock	—	1,001
Treasury shares withheld	(330)	(161)
Distribution to noncontrolling interest	(3,400)	(500)
Proceeds from the issuance of ESPP shares	1,025	—
Payment of deferred loan cost related to senior secured credit facility	(871)	—
Net cash used in financing activities	(21,251)	(3,409)
Effect of exchange rate changes on cash and cash equivalents	248	(933)
Net change in cash and cash equivalents	(20,613)	(6,369)
Cash and cash equivalents beginning of period	25,131	33,809
Cash and cash equivalents end of period	$4,518	$27,440
Supplemental cash flow information
Cash paid for income taxes (net of refunds)	$210	$22,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which we have a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our”  and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through service facilities principally located in Houston, Midland and Corpus Christi, Texas; Tulsa and Oklahoma City, Oklahoma; Billings, Montana; Morgantown, West Virginia; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes and adds certain disclosure requirements on fair value measurements. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for all amendments. Further, entities may early adopt eliminated or modified disclosure requirements and delay the adoption of all new disclosure requirements until the effective date. We are currently evaluating the impact of the adoption of this guidance but do not currently expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On October 16, 2019, the FASB affirmed its decision on amendments to the effective dates for certain ASUs. The effective date for ASU 2016-13 will remain the same for public business entities that are SEC filers, excluding entities eligible to be small reporting companies (“SRC”). The effective date for all other entities, including SRCs, will begin after December 15, 2022, including interim periods within those fiscal years. The FASB expects the final ASU on effective dates will be issued in mid-November 2019. We are currently evaluating the impact of the adoption of this guidance.

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States
Product sales	$21,639	$18,125	$62,272	$48,011
Services	6,915	8,157	18,370	27,976
Total United States	28,554	26,282	80,642	75,987
Canada
Product sales	18,531	21,215	43,953	67,653
Services	7,590	7,958	18,670	22,567
Total Canada	26,121	29,173	62,623	90,220
Other Countries
Product sales	3,586	5,293	4,708	6,850
Services	2,512	1,943	5,418	3,718
Total Other Countries	6,098	7,236	10,126	10,568
Total
Product sales	43,756	44,633	110,933	122,514
Services	17,017	18,058	42,458	54,261
Total revenues	$60,773	$62,691	$153,391	$176,775

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. We currently do not have any contract assets. The following table includes the contract liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	Contract Liabilities
	Current	Non-Current
Balance at December 31, 2018	$515	$—
Additions	99	—
Revenue recognized	(560)	—
Balance at September 30, 2019	$54	$—

Our contract liability as of September 30, 2019 and December 31, 2018 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are satisfied before the customer’s payment however prepayments may occasionally be required for international sales. Revenue recognized from the contract liability balance was $31 thousand and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Practical Exemption

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less or we recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

Note 3.  Inventories

Inventories consist of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$2,235	$2,470
Work in process	431	57
Finished goods	37,948	30,226
Total inventories	$40,614	$32,753

Note 4.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Land	$2,054	$1,995
Building and improvements	11,663	5,185
Machinery and equipment	21,158	18,135
Computers and software	2,466	2,373
Furniture and fixtures	1,191	1,097
Vehicles	7,226	6,980
Service equipment	244	244
	46,002	36,009
Less: Accumulated depreciation and amortization	(13,594)	(10,270)
	32,408	25,739
Construction in progress	1,262	6,557
Property and equipment, net	$33,670	$32,296

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the following income statement line items for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales
Cost of product sales	$682	$489	$2,015	$1,422
Cost of services	320	278	951	785
Selling, general and administrative expenses	459	407	1,416	1,222
Total depreciation	$1,461	$1,174	$4,382	$3,429

Note 5.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
At December 31, 2017	$184,478	$—	$184,478
Purchase price allocation adjustment	54	—	54
Impairment	—	(154,003)	(154,003)
Currency translation adjustment	(7,417)	—	(7,417)
At December 31, 2018	$177,115	$(154,003)	$23,112
Impairment	—	(7,937)	(7,937)
Currency translation adjustment	47	—	47
At September 30, 2019	$177,162	$(161,940)	$15,222

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

There was no impairment recorded at any reporting unit for the three months ended September 30, 2019, and no impairment recorded in any other reporting unit for the nine months ended September 30, 2019.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,559	$(1,933)	$15,626
Trademarks	5 - 10	1,600	(333)	1,267
Customer relationships	10 - 21	28,634	(3,527)	25,107
Internally developed software	5	4,881	(735)	4,146
Total identifiable intangibles		$52,674	$(6,528)	$46,146

		December 31, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,289	$(516)	$16,773
Trademarks	5 - 10	1,600	(213)	1,387
Customer relationships	10 - 21	28,544	(2,339)	26,205
Internally developed software	5	4,620	—	4,620
Total identifiable intangibles		$52,053	$(3,068)	$48,985

Total amortization expense, which is associated with the selling, general and administrative expenses income statement line item, was $1.2 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $9.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Identifiable intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. On December 31, 2018, as a result of unfavorable oil and gas industry market conditions in late 2018 that continued to persist into early 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $73.5 million in our asset group that includes fracturing systems and well construction, which we recorded in the fourth quarter of 2018. There were no impairments recorded for our identifiable intangibles for the three and nine months ended September 30, 2019.

Note 6.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll and bonus	$2,128	$2,627
Property and franchise taxes accrual	425	424
Accrued other miscellaneous liabilities	641	1,033
Total accrued expenses	$3,194	$4,084

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt

Our long-term debt consists of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Prior Senior Secured Credit Facility	$—	$20,000
New Senior Secured Credit Facility	13,000	—
Equipment notes	—	2,412
Finance leases	3,302	3,279
Total debt	16,302	25,691
Less: current portion	(1,609)	(2,236)
Long-term debt	$14,693	$23,455

The estimated fair value of total debt for the periods ended September 30, 2019 and December 31, 2018 was $15.8 million and $25.3 million, respectively. The carrying value of the senior secured revolving credit facility and the lines of credit approximated the fair value of debt as they can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

We incurred interest expense related to the Prior Senior Secured Credit Facility, including commitment fees, of $0.5 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Direct costs of $1.0 million were incurred in connection with the Prior Senior Secured Credit Facility. The costs were capitalized as an asset as they represented the benefit of being able to access capital over the contractual term. The costs were amortized over the term of the Prior Senior Secured Credit Facility using the straight-line method. As a result of our New Credit Agreement (as defined below), which was a modification of our revolving credit facility, unamortized deferred costs of $0.3 million related to the Prior Senior Secured Credit Facility were deferred and are being amortized over the term of the new arrangement.

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

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “New U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “New Canadian Facility”). The New Senior Secured Credit Facility will mature on May 1, 2023. As of September 30, 2019, we had $13.0 million in outstanding indebtedness under the New U.S. Facility and no outstanding indebtedness under the New Canadian Facility.

Borrowings under the New U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the New Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the New Credit Agreement. Borrowings under the New Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the New Credit Agreement), in each case, plus an applicable interest margin as set forth in the New Credit Agreement. The applicable interest rate at September 30, 2019 was 5.125%. We incurred interest expense related to the New Senior Secured Credit Facility, including commitment fees, of $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

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

The New Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of September 30, 2019, we were in compliance with these financial covenants. The New Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

event of default occurs, the lenders under each of the New U.S. Facility and the New Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the New U.S. Facility and the New Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the New U.S. Facility and the New Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility

Direct costs of $0.9 million were incurred in connection with the New Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. Additionally, $0.3 million of unamortized deferred costs related to the Prior Senior Secured Credit Facility are also being amortized over the term of the New Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for the three and nine months ended September 30, 2019.

Promissory Note

On February 27, 2017, Repeat Precision, LLC (“Repeat Precision”) entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. It bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is secured against equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 15, 2019. The note is scheduled to mature on February 16, 2020. No other terms were changed. As of September 30, 2019 and December 31, 2018, we had no outstanding indebtedness under the promissory note.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on February 27, 2021 and is collateralized by certain property. During the first quarter of 2019, the equipment note was paid in full and we had no outstanding indebtedness under the equipment note as of September 30, 2019. As of December 31, 2018, the outstanding balance on the equipment note was $0.4 million.

In September 2018, Repeat Precision entered into an equipment note for an aggregate borrowing capacity of $3.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on June 7, 2023 and is collateralized by certain property. As of September 30, 2019, we had no outstanding indebtedness under the equipment note. At December 31, 2018, the outstanding balance on the equipment note was $2.0 million.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, we do not have any lessor leases. We do have additional operating leases that have not yet commenced in the amount of $8.6 million.

Supplemental balance sheet information related to leases are as follows (in thousands):

		September 30,
Leases	Condensed Consolidated Balance Sheet Classification	2019
Assets
Operating lease right-of-use assets	Deposits and other assets	$5,507
Finance lease right-of-use assets (1)	Property and equipment, net	3,810
Total leased right-of-use assets		$9,317

Liabilities
Current
Operating lease liabilities	Other current liabilities	$2,217
Finance lease liabilities	Current maturities of long-term debt	1,609

Noncurrent
Operating lease liabilities	Other long-term liabilities	3,448
Finance lease liabilities	Long-term debt, less current maturities	1,693
Total lease liabilities		$8,967

_______________

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $2.2 million as of September 30, 2019.

The components of lease expense are as follows (in thousands):

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
Lease Cost	Condensed Consolidated Statements of Operations Classification	2019	2019
Operating lease cost	Cost of sales; Selling, general and administrative expenses	$764	$2,140
Finance lease cost
Amortization of right-of-use assets	Depreciation	365	1,055
Interest on lease liabilities	Interest expense, net	63	196
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	221	646
Total lease cost		$1,413	$4,037

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$783	$575
2020	2,220	1,538
2021	1,584	1,041
2022	781	449
2023	267	—
Thereafter	590	—
Total lease payments	$6,225	$3,603
Less: interest	560	301
Present value of lease liabilities	$5,665	$3,302

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease term and discount rate consist of the following:

September 30,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years):
Operating leases	3.4
Finance leases	1.6
Weighted-average discount rate:
Operating leases	5.9%
Finance leases	5.5%

Supplemental cash flow and other information related to leases are as follows (in thousands):

Nine Months Ended
September 30,
Other Information	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,492
Operating cash flows from finance leases	196
Financing cash flows from finance leases	1,304
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$336
Finance leases	1,371

Future annual commitments at December 31, 2018 under ASC 840 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$2,867	$1,768
2020	1,276	973
2021	757	686
2022	434	198
2023	292	—
Thereafter	398	—
Total lease payments	$6,024	$3,625
Less: interest	—	346
Present value of lease liabilities	$6,024	$3,279

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10.  Share-Based Compensation

During the nine months ended September 30, 2019, we granted 1,030,216 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $5.28. Of the RSUs granted, 842,236 RSUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant and 187,980 RSUs, which were granted to the nonemployee members of the Board of Directors, will generally vest on the one year anniversary of the grant date. The RSUs for the members of the Board of Directors either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the nine months ended September 30, 2019, we granted 625,488 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $5.51, which will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The ESUs will be settled in cash and the cash settled for any ESU will not exceed two times the fair market value of our common stock as of the day before the grant date. Compensation cost is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled.

In addition, during the nine months ended September 30, 2019, we granted 377,334 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2019 to December 31, 2021. The grant date fair value of the PSUs of $6.50 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to our performance peer group (“relative TSR”) over the three-year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2021. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 65% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

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

The total share-based compensation expense for all awards was $2.9 million for each of the three months ended September 30, 2019 and 2018 and $9.4 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

We recorded a tax (benefit) expense of $(1.4) million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, we recorded a tax expense of $10.2 million and $3.1 million, respectively. Included in tax expense for the nine months ended September 30, 2019 was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax (benefit) expense for the three and nine months ended September 30, 2019 of approximately $(6.9) million and $11.7 million, respectively. For the three and

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

nine months ended September 30, 2018, our effective rates were 29.3% and 15.7%, respectively. The income tax expense and effective tax rates for the three and nine months ended September 30, 2018 were significantly impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance along with other updates resulted in a change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in 2017 and a tax expense (benefit) of approximately $0.5 million and $(2.1) million for the three and nine months ended September 30, 2018, respectively. Additionally, the effective tax rate for the nine months ended September 30, 2019 and 2018 included a tax expense (benefit) of $0.4 million and $(0.4) million, respectively, for the tax effect of stock awards.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three and nine months ended September 30, 2019 and 2018.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income (expense), net in the condensed consolidated statements of operations and recognized $42 thousand and $58 thousand for the nine months ended September 30, 2019 and 2018, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share from net income (loss) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator—Basic
Net income (loss)	$6,609	$7,766	$(22,837)	$16,813
Less: income attributable to participating shares	—	223	—	510
Less: income attributable to non-controlling interest	2,988	1,443	7,809	3,565
Net income (loss) attributable to NCS Multistage Holdings, Inc.––Basic	$3,621	$6,100	$(30,646)	$12,738

Numerator—Diluted
Net income (loss)	$6,609	$7,766	$(22,837)	$16,813
Less: income attributable to non-controlling interest	2,988	1,443	7,809	3,565
Net income (loss) attributable to NCS Multistage Holdings, Inc.––Diluted	$3,621	$6,323	$(30,646)	$13,248

Denominator
Basic weighted average number of shares	46,892	44,943	46,552	44,660
Exchangeable shares for common stock	—	1,327	—	1,398
Dilutive effect of stock options, RSUs, PSUs and ESPP	29	1,134	—	1,196
Diluted weighted average number of shares	46,921	47,404	46,552	47,254

Earnings (loss) per common share
Basic	$0.08	$0.14	$(0.66)	$0.29
Diluted	$0.08	$0.13	$(0.66)	$0.28

Potentially dilutive securities excluded as anti-dilutive	4,184	54	4,357	187

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Note 14.  Subsequent Events

As a result of events that occurred with our customers subsequent to September 30, 2019, we expect to record a provision for doubtful accounts of up to $1.8 million in the fourth quarter.

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, Russia, the Middle East and the North Sea. We have provided our products and services to various customers, including leading large independent oil and natural gas companies and major oil companies.

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

Based on capital budgets set by E&P companies and capital spending incurred by E&P companies year-to-date, we believe that industry drilling and completions activity in North America will be lower in 2019 than it was in 2018. Many of our customers in North America are prioritizing free cash flow and the return of capital to shareholders over production growth, which is leading to lower levels of capital expenditures. This is due to relatively low commodity prices at the time our customers established their budgets, concerns over global demand for oil and natural gas based on macroeconomic conditions and the perceived shareholder preference for E&P companies to spend within cash flow and improve returns on invested capital. We expect customer activity in the U.S. to decline on a year-over-year basis, with activity levels continuing to decline throughout 2019 from year-end 2018 and current levels. With the reduction in industry activity, we are experiencing increased competition across all of our product and services offerings in the United States, which is negatively impacting our market share and margins. We believe that customer activity in Canada in 2019 will continue to be significantly below activity levels in prior years. This is due to the factors mentioned above and to mandatory production curtailments that continue to be imposed on certain operators in Alberta. Market conditions in Canada have resulted in continued customer and competitor-driven pricing pressure for our products and services, negatively impacting our margins and market share in certain markets. We currently expect international activity to increase slightly in 2019 as compared to 2018 as market conditions remain more constructive than in North America.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing falling to approximately $45 per barrel in December 2018 before recovering to approximately $54 per barrel by the end of September 2019. Crude oil pricing has been supported by voluntary oil production reductions by members of the Organization of Petroleum Exporting Countries (“OPEC”), and certain other countries, including Russia. Most recently, in response to continued concern over global demand and high global inventory levels, OPEC and certain other countries, including Russia, agreed to extend the supply reductions that have been in place since early 2019 through March 31, 2020. There can be no assurance that the countries involved will continue to comply with the intended reductions and the amount of oil supply that may be returned to the market if the supply reductions are not extended further is unknown.

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

Natural gas pricing was at an average level of $3.15 per MMBtu during 2018 but has fallen to an average level of $2.38 per MMBtu during the third quarter of 2019 as supply growth has exceeded demand growth. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wide discounts to Henry Hub pricing resulting from infrastructure bottlenecks. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows, capital spending and drilling activity.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
9/30/2018	$69.69	$75.07	$2.93
12/31/2018	59.97	68.76	3.77
3/31/2019	54.82	63.10	2.92
6/30/2019	59.88	69.04	2.57
9/30/2019	56.34	61.95	2.38

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the third quarter of 2018, as provided by Baker Hughes Company (“Baker Hughes”). The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2018	1,032	207	1,239
12/31/2018	1,050	177	1,227
3/31/2019	1,023	181	1,204
6/30/2019	967	79	1,046
9/30/2019	894	130	1,024

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The rate of increase slowed in the U.S. during 2018 and began to decline in 2019. Declines have continued, with the rig count having decreased during the third quarter of 2019 from the second quarter of 2019 by 7%. The average rig count in Canada for the third quarter of 2019 was 37% lower than in the same period in 2018.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. We anticipate that activity in Canada in the fourth quarter of 2019 will be significantly lower than in the same period of prior years due to reduced customer budgets and production curtailments that are currently in place in Alberta.

The market in Canada also continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, which have been partially offset by the initiatives implemented by the Province of Alberta. As a result, industry activity and capital spending in Canada in 2019 has been, and is currently forecasted to be, materially below 2018 levels, both for producers of oil and liquids-rich natural gas and producers of natural gas. During the ten months ended October 31, 2019, the average land drilling rig count in Canada, as provided by Baker Hughes, was 32% lower than in the same period in 2018. Commodity price differentials are forecasted to remain at elevated levels for an extended period of time, which we expect to have a negative impact on customer activity in 2019 and beyond.

The industry experienced a reduction in completions activity in the United States in the second half of 2018, which has extended into 2019. In addition, capital budgets from E&P companies indicate that capital spending in 2019 is expected to be below capital spending in 2018, with a number of customers taking steps to reduce the number of rigs and completion crews that they are operating throughout the year. We currently anticipate a further reduction in customer activity during the fourth quarter of 2019.

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

How We Generate Revenues

We derive the majority of our revenues from the sale of our fracturing systems products and the provision of related services. The remainder of our revenues are generated from sales of our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves products and tracer diagnostics and reservoir strategies services. Repeat Precision generates revenue through the sale of composite frac plugs and related products and the provision of third-party manufacturing services.

Product sales represented 72% and 71% of our revenue for the three months ended September 30, 2019 and 2018, respectively, and 72% and 69% for the nine months ended September 30, 2019 and 2018, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 28% and 29% of our revenues for the three months ended September 30, 2019 and 2018, respectively, and 28% and 31% for the nine months ended September 30, 2019 and 2018, respectively. Services include our tool charges and associated services related to our fracturing systems, reservoir strategies consulting and our tracer diagnostics services and Repeat Precision’s provision of third-party manufacturing (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenue derived from sales in Canada and denominated in Canadian dollars were approximately 43% and 47% for the three months ended September 30, 2019 and 2018, respectively, and approximately 41% and 51% for the nine months ended September 30, 2019 and 2018, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. Our strategic 50% purchase of Repeat Precision has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. These tariffs have resulted in an increase in our cost of sales. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were subsequently increased to 25% in May 2019. The increased tariffs have resulted in an increase in our cost of sales. We will strive to pass through some of the increases in raw material costs directly resulting from the tariffs to our customers, however there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence and revaluation or scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars were approximately 22% and 26% for the three months ended September 30, 2019 and 2018, respectively, and approximately 20% and 23% for the nine months ended September 30, 2019 and 2018, respectively.

Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

The following table summarizes our revenues and expenses for the period presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2019	2018	$	%
Revenues
Product sales	$43,756	$44,633	$(877)	(2.0)%
Services	17,017	18,058	(1,041)	(5.8)%
Total revenues	60,773	62,691	(1,918)	(3.1)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	23,796	20,275	3,521	17.4%
Cost of services, exclusive of depreciation and amortization expense shown below	8,413	8,542	(129)	(1.5)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	32,209	28,817	3,392	11.8%
Selling, general and administrative expenses	20,441	19,356	1,085	5.6%
Depreciation	1,461	1,174	287	24.4%
Amortization	1,153	3,255	(2,102)	(64.6)%
Change in fair value of contingent consideration	—	(1,865)	1,865	100.0%
Income from operations	5,509	11,954	(6,445)	(53.9)%
Other income (expense)
Interest expense, net	(424)	(317)	(107)	(33.8)%
Other income, net	259	28	231	NM %
Foreign currency exchange loss	(131)	(688)	557	81.0%
Total other expense	(296)	(977)	681	69.7%
Income before income tax	5,213	10,977	(5,764)	(52.5)%
Income tax (benefit) expense	(1,396)	3,211	(4,607)	(143.5)%
Net income	6,609	7,766	(1,157)	(14.9)%
Net income attributable to noncontrolling interest	2,988	1,443	1,545	107.1%
Net income attributable to NCS Multistage Holdings, Inc.	$3,621	$6,323	$(2,702)	(42.7)%

_______________

(1)	NM – Percentage not meaningful

Revenues

Revenues were $60.8 million for the three months ended September 30, 2019 as compared to $62.7 million for the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in the volume of sales of our fracturing systems products and services and our well construction products in the U.S., partially offset by increased sales of our Repeat Precision products. Product sales for the three months ended September 30, 2019 were $43.8 million as compared to $44.6 million for the three months ended September 30, 2018. Our service revenue was $17.0 million for the three months ended September 30, 2019 as compared to $18.1 million for the three months ended September 30, 2018.

Cost of sales

Cost of sales was $32.2 million, or 53.0% of revenues, for the three months ended September 30, 2019 as compared to $28.8 million, or 46.0% of revenues, for the three months ended September 30, 2018. Cost of sales was a higher percentage of revenues due to reductions in the pricing of our products and services, the use of third-party machining capacity, and higher cost of sales in tracer diagnostics, related to field service staffing levels and increased chemical costs associated with tariffs imposed on certain imports from China in September 2018 and later increased in May 2019. These increases were partially offset by increased sales at Repeat Precision, which enabled better fixed cost utilization. Cost of product sales was $23.8 million, or 54.4% of product sales revenue, and cost of services was $8.4 million, or 49.4% of service revenue, for the three months ended September 30, 2019. For the three months ended September 30, 2018, cost of product sales was $20.3 million, or 45.4% of product sales revenue, and cost of services was $8.5 million, or 47.3% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $20.4 million for the three months ended September 30, 2019 as compared to $19.4 million for the three months ended September 30, 2018. The increase was due to higher professional services expenses, most notably litigation expenses, and a  one-time severance charge of $0.7 million related to a reduction in workforce, partially offset by lower research and development expenses.

Depreciation

Depreciation was $1.5 million for the three months ended September 30, 2019 as compared to $1.2 million for the three months ended September 30, 2018. The increase is primarily attributable to capital expenditures made during 2018.

Amortization

Amortization was $1.2 million for the three months ended September 30, 2019 as compared to $3.3 million for the three months ended September 30, 2018. The decrease in amortization was related to non-cash impairment charges of $73.5 million in customer relationships and technology during the fourth quarter of 2018, which reduced the carrying values of those intangible assets.

Change in fair value of contingent consideration

We had no change in fair value of contingent consideration for the three months ended September 30, 2019. Change in fair value of contingent consideration was $(1.9) million for the three months ended September 30, 2018 due to the revaluation of the earn-out obligations for Repeat Precision and Spectrum Tracer Services, LLC (“Spectrum”), of which the fair value measures included the impact of both actual results and forecasted future earnings at the time.

Foreign currency exchange loss

Foreign currency exchange loss was $(0.1) million for the three months ended September 30, 2019 as compared to a loss of $(0.7) million for the three months ended September 30, 2018. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax (benefit) expense

Income tax (benefit) expense was $(1.4) million for the three months ended September 30, 2019 as compared to $3.2 million for the three months ended September 30, 2018. Included in tax expense for the three months ended September 30, 2019 was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax (benefit) in the amount of approximately $(6.9) million for the three months ended September 30, 2019. For the three months ended September 30, 2018, our effective income tax rate was 29.3%. The income tax expense and effective tax rate for the three months ended September 30, 2018 was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the three months ended September 30, 2019 and 2018.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

The following table summarizes our revenues and expenses for the period presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2019	2018	$	% (1)
	(in thousands)
Revenues
Product sales	$110,933	$122,514	$(11,581)	(9.5)%
Services	42,458	54,261	(11,803)	(21.8)%
Total revenues	153,391	176,775	(23,384)	(13.2)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	57,032	57,600	(568)	(1.0)%
Cost of services, exclusive of depreciation and amortization expense shown below	25,021	24,721	300	1.2%
Total cost of sales, exclusive of depreciation and amortization expense shown below	82,053	82,321	(268)	(0.3)%
Selling, general and administrative expenses	66,360	62,508	3,852	6.2%
Depreciation	4,382	3,429	953	27.8%
Amortization	3,451	9,859	(6,408)	(65.0)%
Change in fair value of contingent consideration	37	(3,005)	3,042	101.2%
Impairment	7,919	—	7,919	100.0%
(Loss) income from operations	(10,811)	21,663	(32,474)	(149.9)%
Other income (expense)
Interest expense, net	(1,497)	(1,382)	(115)	(8.3)%
Other income, net	349	68	281	NM %
Foreign currency exchange loss	(678)	(399)	(279)	(69.9)%
Total other expense	(1,826)	(1,713)	(113)	(6.6)%
(Loss) income before income tax	(12,637)	19,950	(32,587)	(163.3)%
Income tax expense	10,200	3,137	7,063	225.2
Net (loss) income	(22,837)	16,813	(39,650)	(235.8)%
Net income attributable to noncontrolling interest	7,809	3,565	4,244	119.0%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(30,646)	$13,248	$(43,894)	(331.3)%

_______________

(2)	NM – Percentage not meaningful

Revenues

Revenues were $153.4 million for the nine months ended September 30, 2019 as compared to $176.8 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in the volume of sales of our fracturing systems products and services, especially in the U.S. and Canada and lower tracer diagnostics revenue in the U.S., partially offset by increased sales of our well construction and Repeat Precision products. Product sales for the nine months ended September 30, 2019 were $110.9 million as compared to $122.5 million for the nine months ended September 30, 2018. Our service revenue was $42.5 million for the nine months ended September 30, 2019 as compared to $54.3 million for the nine months ended September 30, 2018.

Cost of sales

Cost of sales was $82.1 million, or 53.5% of revenues, for the nine months ended September 30, 2019 as compared to $82.3 million, or 46.6% of revenues, for the nine months ended September 30, 2018. Cost of sales was a higher percentage of revenues due to reduced fixed cost utilization related to lower sales volumes for fracturing systems products and services, especially in the U.S. and Canada, reductions in the pricing of our products and services, higher-than-anticipated use of third-party machining capacity in 2019, and higher cost of sales in tracer diagnostics, related to field service staffing levels and increased chemical costs associated with tariffs imposed on certain imports from China in September 2018 and later increased in May 2019. These increases were partially offset by increased sales of well construction products and increased sales at Repeat Precision, which enabled better fixed cost utilization. Cost of product sales was $57.0 million, or 51.4% of product sales revenue, and cost of services was $25.0 million, or 58.9% of service revenue, for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, cost of product sales was $57.6 million, or 47.0% of product sales revenue, and cost of services was $24.7 million, or 45.6% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $66.4 million for the nine months ended September 30, 2019 as compared to $62.5 million for the nine months ended September 30, 2018. The increase was due to higher professional services expenses, most notably litigation expenses, and support for our new enterprise resource planning (“ERP”) system, higher share-based compensation expense, a one-time severance charge of $0.7 million related to a reduction in workforce and an increase in bad debt expense, partially offset by lower compensation and research and development expenses.

Depreciation

Depreciation was $4.4 million for the nine months ended September 30, 2019 as compared to $3.4 million for the nine months ended September 30, 2018. The increase is primarily attributable to capital expenditures made during 2018.

Amortization

Amortization was $3.5 million for the nine months ended September 30, 2019 as compared to $9.9 million for the nine months ended September 30, 2018. The decrease in amortization was related to non-cash impairment charges of $73.5 million in customer relationships and technology during the fourth quarter of 2018, which reduced the carrying values of those intangible assets.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $37 thousand for the nine months ended September 30, 2019 compared to $(3.0) million for the nine months ended September 30, 2018. The change for the nine months ended September 30, 2019 was related to the passage of time from December 31, 2018 to January 31, 2019 when the $10.0 million cash payment for the Repeat Precision earn-out was paid to the joint venture partner. No payment was made for the Spectrum earnout. The change for the nine months ended September 30, 2018 was due to the revaluation of the earn-out obligations for Repeat Precision and Spectrum, of which the fair value measures included the impact of both actual results and forecasted future earnings at the time.

Impairment

During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. In addition to goodwill, we also assessed our identifiable intangibles for impairment during the second quarter of 2019 and determined those assets were not impaired. There were no additional indications of impairment during the third quarter of 2019. See “Note 5. Goodwill and Intangibles” of our consolidated financial statements for additional detail.

Income tax expense

Income tax expense was $10.2 million for the nine months ended September 30, 2019 as compared to $3.1 million for the nine months ended September 30, 2018. Included in tax expense for the nine months ended September 30, 2019 was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense in the nine months ended September 30, 2019 of approximately $11.7 million. The income tax expense and effective tax rate for the nine months ended September 30, 2018 was significantly impacted by the 2017 Tax Act including administrative guidance issued by the Internal Revenue Service on April 2, 2018. This guidance resulted in a final change to the calculation of the mandatory one-time tax on accumulated earnings of foreign subsidiaries in the 2017 tax return filing and a tax benefit of $2.1 million for the nine months ended September 30, 2018 was recorded in tax expense with a corresponding reduction in the effective tax rate of 10.6%

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The ultimate impact of the 2017 Tax Act may differ from our estimates, possibly materially, due to changes in the interpretations and assumptions made as well as additional regulatory guidance that may be issued and actions we may take as a result of the 2017 Tax Act.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under GILTI and FDII. We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the nine months ended September 30, 2019 and 2018.

On a longer term basis, certain aspects of the 2017 Tax Act are expected to have a positive impact on our future income tax expense, including the reduction in the U.S. corporate income tax rate.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our New Senior Secured Credit Facility (defined below). As of September 30, 2019, we had cash and cash equivalents of $4.5 million and potential availability under the New Senior Secured Credit Facility of $62.0 million. Our total indebtedness was $16.3 million as of September 30, 2019. The New Senior Secured Credit Facility consists of revolving credit facilities in aggregate principal amount of $75.0 million. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the nine months ended September 30, 2019 and 2018 were $5.2 million and $9.9 million, respectively. We plan to incur approximately $6.0 million to $7.0 million in capital expenditures during 2019, which includes capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) additional production equipment and instrumentation to support tracer diagnostics services, (iii) machinery and equipment utilized in manufacturing and engineering and (iv) our research and development facility. We believe our cash on hand, cash flows from operations and potential borrowings under our New Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$4,815	$7,615
Net cash used in investing activities	(4,425)	(9,642)
Net cash used in financing activities	(21,251)	(3,409)
Effect of exchange rate changes on cash and cash equivalents	248	(933)
Net change in cash and cash equivalents	$(20,613)	$(6,369)

Operating Activities

Net cash provided by operating activities was $4.8 million and $7.6 million for the nine months ended September 30, 2019 and 2018, respectively. The reduction in cash flow was primarily driven by lower net income and unfavorable changes in inventories, partially offset by favorable changes in accounts payable, prepaid expenses and other assets, deferred tax (expense) benefit and income tax receivable/payable.

Investing Activities

Net cash used in investing activities was $4.4 million and $9.6 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash used in investing activities during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily related to capital expenditures, including property, equipment, software and technology, of $5.2 million in the nine months ended September 30, 2019 compared to $9.9 million for the same period in 2018.

Financing Activities

Net cash used in financing activities was $21.3 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily related to the $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration on January 31, 2019, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value. We also made cash payments totaling $7.0 million on our New Senior Secured Credit Facility (as defined below) during the second and third quarters of 2019 and made distributions to our joint venture partner of $3.4 million during the nine months ended September 30, 2019 as compared to $0.5 million of distributions for the same period in 2018.

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

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “New U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “New Canadian Facility”). The New Senior Secured Credit Facility will mature on May 1, 2023. At September 30, 2019, we had $13.0 million in outstanding indebtedness under the New U.S. Facility and no outstanding indebtedness under the New Canadian Facility.

Borrowings under the New U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the New Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the New Credit Agreement. Borrowings under the New Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the New Credit Agreement), in each case, plus an applicable interest margin as set forth in the New Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate, Canadian (Cdn) Base Rate and Eurocurrency Rate applicable margin will be between 2.75% and 3.50%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at September 30, 2019 was 5.125%.

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

The New Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of September 30, 2019, we were in compliance with these financial covenants. The New Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the New U.S. Facility and the New Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the New U.S. Facility and the New Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the New U.S. Facility and the New Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2018.

Item 6.  Exhibits

Exhibit
No.		Description
†	10.1

Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 6, 2019).

†	10.2

Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 6, 2019).

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

Date: November 5, 2019	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer

(Principal Financial Officer and Authorized
Signatory)