Form 10-K
period 2019-12-31
NCS Multistage Holdings, Inc.
filed 2020-03-03
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______  to  ______

Commission file number: 001-38071

NCS Multistage Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1527455
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

19350 State Highway 249, Suite 600
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

As of June 30, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $45.3 million (based on the closing sale price of the registrant’s common stock on that date).

As of February 28, 2020, there were 46,813,117 shares of common stock outstanding.

Portions of the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

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
•

failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations and the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”);

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

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Form 10-K, including, among others, AirLock, MultiCycle, OST, Mongoose, PurpleSeal Express, Repeat Precision, NCS Multistage and NCS and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Form 10-K without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Other trademarks, service marks or trade names appearing in this Form 10-K are the property of their respective owners.

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

PART I

Item 1. Business

Overview

NCS Multistage Holdings, Inc. (“NCS,” the “Company,” “we,” “our” or “us”) is a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, Russia, the Middle East and the North Sea. Our extensive research and development efforts are influenced and driven by the needs of our customers, allowing us to introduce innovative and commercial solutions that improve customer efficiency and profitability. We provided our products and services to over 325 customers in 2019, including leading large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. We began providing pinpoint stimulation products and services in 2006 and our fracturing systems products and services are typically utilized in cemented wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Fracturing systems products and services include our casing-installed sliding sleeves and downhole frac isolation assembly. Customers typically purchase our casing-installed sliding sleeves, a consumable product that is cemented at intervals into the casing of the wellbore and can also utilize services associated with our downhole frac isolation assembly, where our personnel supervise the use of the downhole frac isolation assembly during completion operations. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

We own a 50% controlling interest in Repeat Precision, LLC (“Repeat Precision”), which we consolidate. Repeat Precision markets composite frac plugs and related products directly to customers and provides high-quality machining services for NCS products.

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

Our revenue for the years ended December 31, 2019,  2018 and 2017, was $205.5 million, $227.0 million and $201.6 million, respectively. Our net (loss) income attributable to NCS Multistage Holdings, Inc. for the years ended December 31, 2019,  2018 and 2017, was $(32.8) million, $(190.3) million and $2.1 million, respectively. Our total assets for the years ended 2019,  2018 and 2017, were $202.6 million, $229.7 million and $463.9 million, respectively. For additional financial information by geographic area, see “Note 17. Segment and Geographic Information” of our consolidated financial statements.

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

Through implementing this strategy, including the investment in Repeat Precision and the acquisition of Spectrum Tracer Services, LLC (“Spectrum”) in 2017, we have diversified our revenue base. In 2019, approximately 45% of our revenue was derived from fracturing systems products and services, nearly 25% was derived from Repeat Precision and approximately 15% was derived from each of our well construction products and tracer diagnostics services. This represents a more balanced portfolio, serving a larger addressable market than in 2016, when over 90% of our revenue was derived from fracturing services products and services, with the remainder from well construction products. In addition, this diversification of our revenue base has, in part, contributed to a reduction in the percentage of revenue derived from the Canadian market from 71% in 2016 to 42% in 2019.

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

•

BallShift sleeves. Our BallShift sliding sleeves can be cemented in place and are activated by pumping a ball from the surface that lands on seats in the sleeves, providing pinpoint stimulation. In some instances, the BallShift sleeves will be utilized together with our coiled-tubing deployed technology in a hybrid application to increase the number of stages that can be run in extended-reach applications, with the BallShift sleeves installed at the toe of such wells.

•

Repeat Precision. We own a 50% interest in Repeat Precision. Repeat Precision markets its high-performance Purple Seal line of composite frac plugs and bridge plugs, RP single-use disposable setting tools, Purple Seal Express systems, which combine a Purple Seal Frac Plug with a single-use disposable setting tool, and related products. It sells these products directly to E&P customers as well as to other oilfield services companies that act as distributors. Repeat Precision also provides high-quality machining services for certain NCS products.

•

Tracer Services. We provide chemical and radioactive tracer diagnostics technologies used by E&P companies to assess completion performance, evaluate well production, and optimize field development strategies. Our fracture fluid identifier tracers, water-soluble tracers (“WSTs”), oil-soluble tracers (“OSTs”) and natural gas tracers enable efficient, cost-effective downhole diagnostics, providing E&P companies with critical data to better optimize reservoir development and production.

•

Well Construction. Our well construction products are designed to allow our customers to safely and efficiently install casing and production liners, facilitate cementing operations and initiate a flow path into the formation at the commencement of stimulation operations. Our well construction products include:

•

AirLock casing buoyancy system. Our AirLock casing buoyancy system facilitates landing casing strings in horizontal wells without altering a customer’s preferred casing and cementing operations. The AirLock system, which is installed with a well’s casing, allows the vertical casing section to be filled with fluid, while the lateral section remains air-filled and buoyant. The enhanced buoyancy significantly reduces sliding friction, while the enhanced weight of the vertical section provides the force needed to push the casing to the toe of the well, ensuring the casing reaches the desired depth and reducing casing running time and cost. Our AirLock system consists of two components that are made up in the casing string during run-in: a debris-trap and a seal collar. The debris-trap is installed in a casing connection just above the float shoe and the seal collar is installed at the bottom-most point of the vertical portion of the wellbore. The seal collar contains a breakable seal that locks air in the lower section of casing while the upper section is run and filled with fluid. After the casing is landed, surface pressure is increased to fragment the seal at a predetermined pressure, leaving an unrestricted casing bore, while seal fragments are collected by the debris-trap, facilitating cementing operations.

•

Liner hanger systems. Our proprietary liner hanger systems are specifically designed to perform in complex horizontal wells and are fully compatible with our fracturing systems products. The liner hanger is used to distribute the loads and weight of the liner to the supporting casing.

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

Intellectual Property and Patent Protection

We have dedicated resources for the development of new technology and products designed to enhance the safety and efficiency of well construction and completions processes. Our sales and earnings are influenced by our ability to successfully introduce new or improved products to the market. Our MultiCycle sliding sleeves, downhole frac isolation assembly, AirLock casing buoyancy systems and other equipment involve a high degree of proprietary technology developed over several years, some of which are protected by patents.

We hold 29 U.S. utility patents and 25 related international utility patents that relate to our Airlock casing buoyancy system, OSTs, casing installed sliding sleeves, frac isolation assemblies, and the methods utilized in the provision of our services. Our U.S. utility patents expire between 2030 and 2037. Our international utility patents expire between 2025 and 2036.

We also have a number of U.S. and international patent applications pending. Some of these patent applications cover equipment and methods which are currently in development. The applications are in various stages of the patent prosecution process and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

We believe that our patents have historically been important in enabling us to compete in the market to supply our customers with our products and services. We intend to enforce, and have in the past vigorously enforced, our patents. We may from time to time in the future be involved in litigation to determine the enforceability, scope and validity of our patent rights. In addition to patent rights, we use a significant amount of trade secrets, or “know-how,” and other proprietary information and technology as well as licenses from third party intellectual property.

Customers

Our customer base primarily consists of oil and natural gas producers in North America and certain international markets as well as oilfield service companies. For the years ended December 31, 2019,  2018 and 2017, we had over 325,  310 and 240 customers, respectively. Our top five customers accounted for approximately 22%,  24% and 30% of our revenue for the years ended December 31, 2019,  2018 and 2017, respectively. No customer represented more than 10% of our revenue for the years ended December 31, 2019 and 2018. Crescent Point Energy (“Crescent Point”) accounted for 14% of our revenue during the year ended December 31, 2017. No other customer accounted for more than 10% of our revenue during 2017. Although we believe we have a broad customer base and wide geographic coverage of operations, the loss of one or more of our significant customers could have a material adverse effect on our results of operations.

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

In the U.S. and Canada, sales of our fracturing systems products and services, liner hangers, tracer diagnostics services and engineering services are made directly to E&P companies. Our customers also hire coiled tubing companies and pressure pumping services companies that work alongside us during the completion of a well. We provide our AirLock casing buoyancy system, liner hanger products and toe initiation sleeves directly to E&P companies as well as to oilfield services companies that act as distributors for those products. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents repeat business. Repeat Precision, which maintains a sales force separate from NCS, sells its products directly to E&P companies as well as to oilfield services companies that act as distributors.

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

Seasonality

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the U.S. exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

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

We generally try to purchase our raw materials from multiple suppliers, so we are not dependent on any one supplier. We will generally utilize multiple machine shops for the manufacturing of our component parts so that we are not dependent on any one machine shop. Our suppliers are also active in multiple regions which allows us to react to changes in foreign currency exchange rates and tariffs and duties. For example, we have made changes to the suppliers of certain raw materials based on tariff rates. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

We believe that we compete not only against other providers of pinpoint stimulation equipment and services, but also with companies that support the other primary means of hydraulically fracturing a horizontal well, including plug and perf and ball drop completions. We also compete with other suppliers of well construction products, tracer diagnostics services, and composite frac plugs.

Our major competitors for our completion products and services include Baker Hughes Company (“Baker Hughes”), Core Laboratories N.V., Forum Energy Technologies, Inc., Halliburton Company, Innovex Downhole Solutions, Nine Energy Service, Inc., Oil States International, Inc., Packers Plus Energy Services, Schlumberger Limited, Schoeller-Bleckmann Oilfield Equipment AG and Weatherford International public limited company as well as a number of smaller or regional competitors.

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

Employees

As of December 31, 2019, we had 395 employees of which 394 are full-time employees. As of such date, 268 of our employees were based in the United States, 122 were based in Canada and five were based outside of North America. Our international operations are currently serviced by employees operating out of the United States and Canada. In addition, our consolidated joint venture, Repeat Precision, has 301 employees, 21 of which are based in the U.S. and 280 of which are based in Mexico. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

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

Demand for our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. For example, between the third quarter of 2014 and the first quarter of 2016, oil and natural gas commodity prices declined significantly. The low commodity price environment resulted in a reduction in the drilling, completion and other production activities of most of our customers and a reduction in their spending on our products and services. The reduction in demand from our customers reduced the prices we were able to charge our customers for our products and services. Although oil pricing has improved since mid-2016, oil and natural gas prices remain volatile, and prolonged reductions in oil and natural gas prices have had and may continue to have a material adverse effect on our business, financial condition and results of operations. In addition, more stable or higher commodity prices do not necessarily translate to a higher level of expenditures by companies in the oil and natural gas industry. For example, in recent years, investors in E&P companies have been prioritizing free cash flow and return of capital to shareholders over production growth, leading to lower expenditures. This trend may continue, even if commodity prices were to increase.

Many factors over which we have no control affect the supply of and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence demand levels and prices for our products and services, including:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the level of prices, and expectations about future prices, of oil and natural gas;
•	the level of global oil and natural gas E&P;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected decline rates of current production;
•	the price and quantity of foreign imports;
•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;
•	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;
•	speculative trading in crude oil and natural gas derivative contracts;
•	the level of consumer product demand;
•	the discovery rates of new oil and natural gas reserves;
•	contractions in the credit market;
•	the strength or weakness of the U.S. dollar;
•	available pipeline and other transportation capacity;
•	the levels of oil and natural gas storage;
•	weather conditions and other natural disasters;
•	regional or global health epidemics;
•	political instability in oil and natural gas producing countries;

•	domestic and foreign tax policy;
•	domestic and foreign governmental approvals and regulatory requirements and conditions;
•	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;
•	technical advances affecting energy demand, generation and consumption;
•	the proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	alternative fuel requirements or technological advances and the demand and availability of alternative fuel sources;
•	fuel conservation measures;
•	the ability of oil and natural gas producers to raise equity capital and debt financing;
•	merger and divestiture activity among oil and natural gas producers; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty. Any of the above factors could impact the level of oil and natural gas E&P activity and could have a material adverse effect on our business, financial condition and results of operations. In addition, regardless of the macro commodity price environment, our current or prospective customers may experience certain constraints that disproportionately impact their business and reduce their expenditures. During the second half of 2018, our Canadian customers experienced a widening of oil price differentials due to pipeline constraints which continued through the end of 2019 and are expected to continue well into the future. Drilling and completion activity in the U.S. and Canada fell in 2019 as compared to 2018 and E&P capital budgets which have been announced for 2020 indicate a further reduction in activity. Further, should a low commodity price environment impact our customers’ expenditures, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of further impairment charges, an inability to meet the financial ratios contained in our debt agreements, a need to reduce our capital spending and other similar impacts any of which could have a material adverse effect on our business, financial condition and results of operations.

The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

We derive our revenues from companies in the oil and natural gas E&P industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $26.21 per barrel, or Bbl, in February 2016 to a high of $77.41 per Bbl in June 2018. Over the same period, the Henry Hub spot market price of natural gas has ranged from a low of $1.49 per million British thermal units, or MMBtu, in March 2016 to a high of $6.24 per MMBtu in January 2018. During 2018, WTI prices ranged from $44.48 to $77.41 per Bbl and during 2019, WTI prices ranged from $46.31 to $66.24 per Bbl. During 2018, the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu and during 2019, the Henry Hub spot market price of natural gas ranged from $1.75 to $4.25 per MMBtu. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry during 2015 and 2016, combined with adverse changes in the capital and credit markets, caused many E&P companies to reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services. We have master services agreements (“MSAs”) with most of our customers which have no minimum purchase requirements. As a result, most of our customers are not obligated to buy our products or utilize our services for an extended period or at all.

Low commodity price environments can negatively impact oil and natural gas E&P companies and, in some cases, impair their ability to timely pay for products or services provided or can result in their insolvency or bankruptcy, any of which exposes us to credit risk of our oil and natural gas E&P customers.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations may be concentrated in certain markets which, as described above, are subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our business, financial condition and results of operations. Further, in weak economic and commodity price environments, we may experience difficulties, delays or failures in collecting outstanding receivables from many customers, due to, among other reasons, a reduction in their cash flow from operations, their inability to access the credit markets and, in certain cases, their insolvencies. Further, laws in some jurisdictions in which we operate could make collection unlikely, difficult or time consuming. Such collection issues could have a material adverse effect on our business, financial condition and results of operations.

To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with these customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code and similar international laws, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could also have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully implement our strategy of increasing sales of our products and services for use in basins located in the United States.

A  key component of our growth strategy is to increase our market share in the United States. We sell a variety of products and services in the United States, including our fracturing systems, well construction, tracer diagnostic services and composite frac plugs and related products through Repeat Precision. In many of the product and service categories, we have been selling in the United States for a shorter period of time than we have been selling in Canada and thus must convince potential customers about either the value of the emerging technology compared to traditional methods or, in the case of more mature technology offerings, our differentiated benefits.

Our primary offering is our fracturing systems products and services. Currently, most E&P companies in the United States rely on traditional well completion techniques and do not utilize pinpoint stimulation. In certain circumstances, it has been and may continue to be difficult convincing potential customers of the benefits of our technologies relative to traditional well completion techniques. If we are unable to convince potential customers in the United States of the benefits of pinpoint stimulation, our strategy to increase the level of sales of our products and services in the United States would be negatively impacted, harming our growth prospects. Additionally, the sales of our products and services depend in large part on the perception of pinpoint stimulation in the oil and natural gas industry. Unfavorable industry reports or poor well performance for wells that were completed using pinpoint stimulation would harm the perception of pinpoint stimulation and technological advances in traditional well completion techniques could make it more difficult to convince potential customers to adopt pinpoint stimulation, which could impact our ability to grow our U.S. sales and harm our growth prospects. In other product and service categories, we often compete in markets with many other competitors which may make it difficult to increase market share in the United States, as further described in the risk factor below.

Competition within our industry may adversely affect our ability to market our services.

The markets in which we operate are generally highly competitive. The principal competitive factors in our market are technology, service quality, safety track record and price. We compete with large national and multi-national companies that have substantially longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. These companies may be able to charge lower prices for competing products and services, particularly if a company maintains a lower cost structure by investing in less research and development activities. These products and services offered by lower-priced competitors may be more attractive to our customers in lower commodity price environments, even if the products or services offered are inferior. Also, our competitors may be able to respond more quickly to new or emerging technologies, products and services and changes in customer requirements. These responses may come from direct competitors who offer similar products or services or competitors who offer substitutes. In certain circumstances, work is awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded the work. The competitive environment may be further intensified when oil and gas companies reduce their expenditures, leading to excess capacity and additional pricing pressure. In addition, mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers may make the environment more competitive. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present products or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

A single customer constituted 8% of our revenue for the years ended December 31, 2019 and 2018 and 14% of our revenue for the year ended December 31, 2017. The loss of that customer or any other of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

Our largest customer is Crescent Point which accounted for approximately 8% for the years ended December 31, 2019 and 2018 and 14% of our revenue for the year ended December 31, 2017. Additionally, our top five customers accounted for approximately 22%,  24% and 30% of our revenue for the years ended December 31, 2019,  2018 and 2017, respectively. It is likely that we will continue to derive a significant portion of our revenue from these customers in the near future. If any of these customers decided not to continue to use our products and services, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by these customers, including their failure to pay the amounts they owe us, either as a result of changes in general financial and economic conditions, conditions in the oil and natural gas industry or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows, which requires us to make judgements regarding long-term forecasts which are uncertain and require various assumptions. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. There was no impairment of fixed assets and finite-lived intangible assets during the years ended December 31, 2019 or 2017. For the year ended December 31, 2018, we recognized an impairment charge of $73.5 million related to identifiable intangible assets. See “Note 2. Summary of Significant Accounting Policies” and “Note 7. Goodwill and Intangibles” of our consolidated financial statements for further information related to these charges. There was no impairment related to fixed assets in 2018.

An assessment for goodwill impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgement. For the year ended December 31, 2019, we recognized an impairment charge of $7.9 million for our tracer diagnostic services reporting unit. For the year ended December 31, 2018, we recognized an impairment charge of  $154.0 million for two reporting units, fracturing systems and well construction of $122.1 million and tracer diagnostic services of $31.9 million. See “Note 2. Summary of Significant Accounting Policies” and “Note 7. Goodwill and Intangibles” for further information related to these charges. No impairment loss was recorded for the year ended December 31, 2017.

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

Investments in new technologies involve uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. In addition, it may take long periods of time to develop new technologies and we may not accurately predict the future needs of our customers or the competitive landscape. We may not achieve significant revenues from new product and service investments for a number of years, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Despite our efforts to safeguard our intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If we do not prevail in the Federal Court lawsuit, it could impact the strength or validity of the patents in question. Our inability to adequately protect our intellectual property could allow our competitors and other third parties to produce products based on our patented or proprietary technology and other intellectual property rights, providing increased competition and pricing pressure, which could substantially impair our ability to compete.

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

Confidential information shared with employees, customers and potential customers and suppliers may be used by those parties in a manner inconsistent with their employment, confidentiality and/or license agreements and we may not be able to adequately protect against or stop such behavior. We may not be able to determine if competitive technology offered by third parties was independently developed or resulted from breach of our agreements. In addition, we operate in certain jurisdictions with a heightened risk of misappropriation or misuse of confidential information and intellectual property and it may be more difficult in such jurisdictions to enforce our rights. When we do become aware of breaches, we may become involved in legal proceedings from time to time to protect our legal interests and enforce such agreements.

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

Our insurance policies may not be adequate to cover all liabilities. Our operations are subject to significant hazards often found in the oil and natural gas industry. Claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our products and services are being used may result in our being named as a defendant in lawsuits asserting large claims. As described in the risk factor above, our MSAs may require us to indemnify our customers for damage or loss arising out of our sale of goods or performance of our work, regardless of fault, and provide for warranties for products and workmanship and we may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Any insurance obtained by us may not be adequate to cover any losses or liabilities and, particularly in the event that we must submit larger claims to insurance providers, this insurance may not continue to be available at all or on terms which are acceptable to us. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend. Furthermore, the operational insurance coverage we maintain for our business may not fully insure us against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. For example, our insurance does not typically cover losses and liabilities related to intellectual property or general breach of contract claims. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business, financial condition and results of operations.

The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities and integrating businesses, assets and personnel.

We evaluate and pursue acquisitions on a regular basis in order to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We may not be able to identify any potential acquisition or strategic partnership candidates, consummate any acquisitions or enter into any strategic partnerships and any future acquisitions or strategic partnerships may not be successfully integrated or may not be advantageous to us. In addition, we may not have or be able to obtain sufficient capital resources to complete any acquisitions. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Client dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from our acquisitions or any of the strategic partnerships we form. In addition, business acquisitions and strategic partnerships involve a number of risks that could affect our business, financial condition and results of operations, including but not limited to:

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

Our sales cycle, from initial contact to sales of our products and services to a customer can take significant time. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our completion technologies. Some of our customers undertake an evaluation process that frequently involves not only our technology but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. In addition, it may take us longer to convert prospective customers who have only used traditional completion techniques or who are located in basins where traditional completion techniques are more prevalent. Certain markets outside of North America often require extensive bidding and selection processes which extend the sales cycle. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.

A significant amount of our revenue generated is denominated in the Canadian dollar and could be negatively impacted by currency fluctuations.

Because approximately 42% of our revenue for the year ended December 31, 2019 was generated in Canada, we could be materially affected by currency fluctuations. Changes in currency exchange rates, particularly with respect to the Canadian dollar (“CAD”), could have a material adverse effect on our results of operations or financial position. As we have a trade accounts receivable balance in Canadian dollars of $26.3 million CAD as of December 31, 2019, a 10% increase in the strength of the Canadian dollar versus the U.S. dollar would result in an increase in pre-tax income of $2.0 million. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur significant and unanticipated translation gains and losses.

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

We may not be able to meet applicable regulatory requirements for our use of certain chemicals by our tracer diagnostics business, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements will be time-consuming and costly.

The chemicals that we use in our tracer diagnostics business may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (the “TSCA”) which regulates the commercial registration, distribution, and use of many chemicals, including many of the chemicals we use in our tracer diagnostics business. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then we must file a Pre-Manufacture Notice (“PMN”) with the EPA for review. Certain categories of chemical substances may be exempt from a full PMN review, including chemical substances that qualify for a Low Volume Exemption (“LVE”). We have filed PMNs for certain chemicals, and have sought for and obtained LVEs for other chemicals that we use in our tracer diagnostics business, and we will file additional PMNs or seek additional LVEs in the future. We may not be able to expediently receive approval from the EPA to list such chemicals on the TSCA inventory, resulting in delays in our ability to manufacture such chemicals, or significant increases in testing requirements.

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

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. These tariffs have resulted in an increase in our cost of sales. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were subsequently increased to 25% in May 2019. These increased tariffs have resulted in an increase in our cost of sales.

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

Complications with the design or implementation of our new enterprise resource planning (“ERP”) system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. In 2019, we implemented a new ERP system. This ERP system has replaced and will continue to replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. Even though we have completed the first phase of implementation, we continue to replace additional systems with the ERP system. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. In the operation of the ERP system and additional phases of implementation we may have technical issues that could cause delays, increased costs and other difficulties. If we are unable to successfully operate the new ERP system, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not effectively operate the ERP system, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

Our business operations in countries outside of the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department.

Local laws and customs in many countries differ significantly from those in the United States. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us. The United States Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We are responsible for any violations by our employees, contractors and agents, whether based within or outside of the United States, for violations of the FCPA. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

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

As of December 31, 2019, our total outstanding indebtedness was $12.9 million, including $10.0 million under our New Senior Secured Credit Facility (as defined below). Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

•	we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness;
•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures;
•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited;
•	our indebtedness may expose us to the risk of increased interest rates because our borrowings are at variable rates of interest (including LIBOR);
•	LIBOR—the London interbank offered rate, is scheduled to cease to function effectively in 2021, and the effect on our debt service burden is unclear;
•	our indebtedness may prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business; and
•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited by covenants in our indebtedness documents.

Under the terms of the credit agreement governing our New Senior Secured Credit Facility, we are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we otherwise might operate it. The obligations under our New Senior Secured Credit Facility may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, cross-defaults to certain material indebtedness, covenant defaults, material inaccuracy of representations and warranties, bankruptcy events, material judgments, certain ERISA-related events, material defects with respect to guarantees and collateral, invalidity of subordination provisions and change of control. If not cured, an event of default could result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us to, among other things: seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets and/or reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, it could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries may be able to incur substantial indebtedness.

We may incur substantial additional indebtedness in the future. Although the terms of the agreement governing our New Senior Secured Credit Facility contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur substantial additional indebtedness, the related risks to our financial condition could increase.

Restrictive covenants in the agreement governing our New Senior Secured Credit Facility may restrict our ability to pursue our business strategies.

The agreement governing our New Senior Secured Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our ability to:

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

Our New Senior Secured Credit Facility contains financial covenants that require (i) commencing with the fiscal quarter ended June 30, 2019, compliance with a leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ended June 30, 2019, compliance with an interest coverage ratio test set at 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test set at 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test set at 1.00 to 1.00. Our ability to satisfy these financial ratios can be affected by events beyond our control and we cannot assure you that we will be able to satisfy these ratios. A breach of any covenant or restriction contained in the agreement governing our New Senior Secured Credit Facility could result in an event of default under this agreement. If any such event of default occurs, the lenders under the facility, may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our New Senior Secured Credit Facility, also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the agreement governing our New Senior Secured Credit Facility, the lenders under the facility will have the right to proceed against the collateral granted to them to secure that debt. If the debt under our New Senior Secured Credit Facility was to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

The indebtedness under our New Senior Secured Credit Facility matures on May 1, 2023. Our ability to refinance this indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Furthermore, bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. There is also a risk, during periods of volatile credit markets, that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including our New Senior Secured Credit Facility. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers and other counterparties. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

Securities markets worldwide have experienced in the past, and are likely to experience in the future, significant price and volume fluctuations. Specifically, the oilfield services sector has recently experienced significant market volatility. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock may be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•	market conditions in the broader stock market;
•	actual or anticipated variations in our quarterly financial and operating results;
•	developments in the oil and natural gas industry in general or in the oil and natural gas services market in particular;
•	variations in operating results of similar companies;
•	introduction of new services by us, our competitors or our customers;
•	issuance of new, negative or changed securities analysts’ reports, recommendations or estimates;
•	investor perceptions of us and the industries in which we or our customers operate, including perceptions of our environmental, social and governance (“ESG”) attributes;
•	sales, or anticipated sales, of our stock, including sales by our officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	regulatory or political developments;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements media reports or other public forum comments related to litigation, claims or reputational charges against us;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the sustainability of an active trading market for our common stock;
•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events;
•	changes in accounting principles;
•	share-based compensation expense under applicable accounting standards;

•	litigation and governmental investigations; and
•	changing economic conditions.

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

We are controlled by funds (the “Advent Funds”) managed by Advent International Corporation (“Advent”), which beneficially own in the aggregate 63.2% of the combined voting power of our common stock. As a result of this ownership, Advent will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions.

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

As a result, Advent or any of its managers, officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries) will not be prohibited from investing in competing businesses or doing business with our clients. Therefore, we may be in competition with Advent and such persons or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose certain corporate opportunities or suffer competitive harm, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could cause the market price for our common stock to decline.

We may sell additional shares of common stock in subsequent public offerings. As of February 28, 2020, we had 46,813,117 outstanding shares of our common stock. We also have registered 7,645,071 shares of common stock reserved for issuance under our equity incentive plans and 2,000,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan for U.S. Employees (the “U.S. ESPP”) and our Employee Stock Purchase Plan for non-U.S. Employees (the “Non-U.S. ESPP” and together with the U.S. ESPP, the “ESPP”). Of those shares initially registered and reserved for issuance, 271,678 shares of common stock were issued in 2019 in connection with outstanding awards and the settlement of our prior ESPP offering periods and 1,728,322 shares remain available for future issuance. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information.

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

In addition, under the agreement governing our New Senior Secured Credit Facility, a change of control would cause an event of default to occur and the lenders under the facility would have the right to accelerate their loans, and if so accelerated, we would be required to repay all of our outstanding obligations under our New Senior Secured Credit Facility. In addition, from time to time we may enter into contracts that contain change of control provisions that limit the value of, or even terminate, the contract upon a change of control. These change of control provisions may discourage a takeover of our company, even if an acquisition would be beneficial to our stockholders.

We are an “emerging growth company” and “smaller reporting company” and may elect to comply with reduced reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report on our financial results accurately or prevent fraud; which would harm our business and could negatively impact the price of our common stock. Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for the years ended December 31, 2015 and December 31, 2016, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting, which were remediated as of March 31, 2018. Any material weakness in our internal control over financial reporting could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 19350 State Highway 249, Suite 600, Houston, Texas 77070. We currently own one property, located in Calgary, Alberta, which is used for our engineering and research and development activities. In addition to our property in Calgary, Alberta, we also lease 24 properties with terms greater than 12 months that are used for our corporate headquarters, sales offices, manufacturing, engineering, district operations, laboratory, warehousing and storage yards. All of these properties are leased from third parties. We believe that these facilities are adequate for our current operations and that none of our leases are individually material to our business.

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

In early February 2019, we filed a lawsuit against Diamondback Industries, Inc. (“Diamondback”) in the United States District Court for the Western District of Texas, Waco Division, alleging patent infringement, breach of contract and related claims stemming from Diamondback’s breach of an exclusive license, granted by Diamondback to Repeat Precision, to a patent necessary for the manufacture and sale of a disposable setting tool. Around the same time, Diamondback filed a lawsuit against Repeat Precision and various NCS entities in an effort to invalidate the exclusive license agreement and requested monetary damages. We believe the exclusive license is enforceable and there is no basis to support the claims asserted by Diamondback and have vigorously enforced our rights under the license agreement and at law, including claims for injunctive relief and monetary damages. The lawsuit was heard by the court in early 2020 and we are awaiting the judgment.

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

Holders

On February 28, 2020, we had 46,813,117 shares of common stock outstanding, which were held by approximately 19 record holders. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

As we are a “smaller reporting company,” for the year ended December 31, 2019, we are not required to provide the performance graph under Item 201(e) of Regulation S-K.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Revenues
Product sales	$145,826	$156,781	$144,666	$73,220	$80,079
Services	59,659	70,182	56,968	25,259	33,926
Total revenues	205,485	226,963	201,634	98,479	114,005
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	75,081	74,892	76,288	40,511	40,160
Cost of services, exclusive of depreciation and amortization expense shown below	32,949	33,414	22,504	13,322	14,553
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,030	108,306	98,792	53,833	54,713
Selling, general and administrative expenses	88,554	82,813	64,707	37,061	37,804
Depreciation	5,877	4,747	3,193	1,766	2,695
Amortization	4,559	13,090	24,458	23,801	24,576
Change in fair value of contingent consideration	37	(2,872)	5,525	—	—
Impairments	7,919	227,543	—	—	—
(Loss) income from operations	(9,491)	(206,664)	4,959	(17,982)	(5,783)
Other income (expense)
Interest expense, net	(1,925)	(1,963)	(4,306)	(6,286)	(8,064)
Other income (expense), net	308	182	1,085	45	(131)
Foreign currency exchange (loss) gain	(958)	162	224	(2,522)	25,779
Total other (expense) income	(2,575)	(1,619)	(2,997)	(8,763)	17,584
(Loss) income before income tax	(12,066)	(208,283)	1,962	(26,745)	11,801
Income tax expense (benefit)	10,752	(23,052)	670	(8,818)	(16,224)
Net (loss) income	(22,818)	(185,231)	1,292	(17,927)	28,025
Net income (loss) attributable to non-controlling interest	10,005	5,086	(810)	—	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(32,823)	$(190,317)	$2,102	$(17,927)	$28,025
(Loss) earnings per common share
Basic	$(0.70)	$(4.25)	$0.05	$(0.53)	$0.88
Diluted	$(0.70)	$(4.25)	$0.05	$(0.53)	$0.86
Weighted average common shares outstanding
Basic	46,643	44,788	40,484	34,008	29,966
Diluted (1)	46,643	44,788	43,583	34,008	32,433
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in)
Operating activities	$17,949	$14,026	$16,114	$10,684	$4,369
Investing activities	(5,002)	(15,410)	(85,221)	(1,840)	(1,221)
Financing activities	(27,305)	(5,130)	84,033	(315)	(12,766)
Other Financial Data:
Adjusted EBITDA (2)	$28,184	$49,739	$49,498	$13,880	$26,219
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,243	$25,131	$33,809	$18,275	$9,545
Total assets	202,577	229,701	463,913	326,827	332,537
Total debt, net	12,917	25,691	27,036	89,166	85,856
Total liabilities	39,032	53,470	94,922	149,349	145,068
Total stockholders' equity	144,610	161,301	356,847	177,478	187,469

_______________

(1)	The diluted weighted average shares outstanding amount excludes the impact of securities that would be anti-dilutive.
(2)

Adjusted EBITDA is defined as net (loss) income before interest expense, net, income tax expense (benefit) and depreciation and amortization adjusted to exclude certain items which we believe are not reflective of ongoing operating performance or which, in the case of impairments and share-based compensation, are non-cash in nature. Adjusted EBITDA Less Share-Based Compensation is defined as Adjusted EBITDA minus non-cash share-based compensation expense. We believe that Adjusted EBITDA is an important measure that excludes costs that management believes do not reflect our ongoing operating performance and certain costs associated with our capital structure. We believe that Adjusted EBITDA Less Share-Based Compensation presents our financial performance in a manner that is comparable to the presentation provided by many of our peers. Accordingly, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are key metrics that management uses to assess the period-to-period performance of our core business operations. We believe that presenting Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation enables investors to assess our performance from period to period using the same metrics utilized by management and also allows investors to evaluate our performance relative to other companies that are not subject to such factors. Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are not defined under accounting principles generally accepted in the United States (“GAAP”), are not measures of net income, income from operations, cash provided by operating activities or any other performance measure derived in accordance with GAAP, and are subject to important limitations. Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation may not be comparable to similarly titled measures of other companies in our industry and are not a measure of performance calculated in accordance with GAAP.

A reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation on a consolidated basis for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net (loss) income	$(22,818)	$(185,231)	$1,292	$(17,927)	$28,025
Income tax expense (benefit)	10,752	(23,052)	670	(8,818)	(16,224)
Interest expense, net (a)	1,925	1,963	4,306	6,286	8,064
Depreciation	5,877	4,747	3,193	1,766	2,695
Amortization	4,559	13,090	24,458	23,801	24,576
EBITDA	295	(188,483)	33,919	5,108	47,136
Impairments (b)	7,919	227,543	—	—	—
Share-based compensation (c)	12,204	10,930	6,108	1,354	1,313
Professional fees (d)	4,952	1,542	3,870	3,079	306
Unrealized foreign currency loss (gain) (e)	1,691	1,479	17,006	2,612	(12,787)
Realized foreign currency gain (f)	(733)	(1,641)	(17,230)	(89)	(12,992)
Change in fair value of contingent consideration (g)	37	(2,872)	5,525	—	—
Severance and other charges (h)	721	—	—	277	430
Other (i)	1,098	1,241	300	1,539	2,813
Adjusted EBITDA	$28,184	$49,739	$49,498	$13,880	$26,219
Adjusted EBITDA Less Share-Based Compensation	$15,980	$38,809	$43,390	$12,526	$24,906

_____________________

(a)

Includes the remaining deferred loan costs of $1,422 related to the prior credit agreement that were expensed when the debt was repaid with a portion of our net proceeds from the IPO during the second quarter of 2017.

(b)	Represents non-cash impairment charges for goodwill during 2019 and goodwill and intangible assets during 2018 as the fair values were lower than the carrying values.
(c)	Represents non-cash compensation charges related to share-based compensation granted to our officers, employees and directors.
(d)	Represents non-capitalizable costs of professional services incurred in connection with our IPO, financings, refinancings, legal proceedings and the evaluation of potential and completed acquisitions.
(e)	Represents unrealized foreign currency translation gains and losses primarily due to movement in the foreign exchange rates between the periods and also in respect of our indebtedness prior to 2018.
(f)

Represents realized foreign currency translation gains and losses primarily due to movement in the foreign exchange rates between the periods in addition to principal and interest payments related to our indebtedness prior to 2018.

(g)	Represents the change in the fair value of the earn-outs associated with our acquisitions.
(h)

Represents severance and other expenses associated with a workforce reduction implemented in the third quarter of 2019 and headcount reductions and other cost savings initiated as part of our restructuring initiatives in 2016 and 2015.

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, Russia, the Middle East and the North Sea. We have provided our products and services to over 325 customers in 2019, including leading large independent oil and natural gas companies and major oil companies.

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

We own a 50% interest in Repeat Precision, which sells composite frac plugs and related products and provides third-party manufacturing services. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. We also consult on reservoir strategies by providing engineering services. We operate in one reportable segment.

Based on initial capital budgets for 2020 that have been set by E&P companies, we believe that industry drilling and completions activity in North America will be 5%-15% lower in 2020 than it was in 2019. Many of our customers in North America continue to prioritize free cash flow and return of capital to shareholders over production growth, which is leading to lower levels of capital expenditures. We expect activity in the U.S. to decline on a year-over-year basis reflecting the reductions in rig count that occurred throughout 2019. We believe that customer activity in Canada will decline by a smaller amount than in the U.S. but will remain well below longer-term historical averages. The decline in industry activity has led to a continuation of intense competitive pressure across all of our product and service offerings in North America, which impacts our market share as well as our margins. We currently expect international activity to increase slightly in 2020 as compared to 2019, as market conditions remain more constructive than in North America.

The outbreak of a coronavirus in Hubei Province in China in early 2020, which has infected tens of thousands of people, has led to a significant reduction in economic activity and travel in that region, negatively impacting near-term demand for oil and refined products. The longer-term impacts of the virus are unknown at this time, however an extended period of reduced economic activity could result in a sustained reduction in oil demand, which could negatively impact our customers’ planned drilling and completion activity.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing at approximately $60 per barrel in December 2017, which fell to approximately $45 per barrel in December 2018 before recovering to approximately $61 per barrel by the end of December

2019. Crude oil pricing has been supported by voluntary oil production reductions by members of OPEC, and certain other countries, including Russia. Most recently, in response to continued concern over global demand and high global inventory levels, OPEC and certain other countries, including Russia, agreed to extend the supply reductions that have been in place since early 2019 through March 31, 2020. There can be no assurance that the countries involved will continue to comply with the intended reductions and the amount of oil supply that may be returned to the market if the supply reductions are not extended further is unknown.

On August 6, 2018, the United States announced its intent to impose economic sanctions on Iran, following the United States’ withdrawal from an international accord intended to limit Iran’s nuclear programs. The sanctions, including secondary sanctions targeting companies that do business with Iran, were intended to reduce Iran’s level of crude oil exports and went into effect in November 2018. Temporary waivers were granted to eight countries that import oil from Iran, but those waivers expired on May 2, 2019. Other oil exporting countries, including Saudi Arabia and Russia may increase oil supplies to offset any shortfall related to a reduction in Iranian oil exports and a removal of sanctions could lead to an increase in global oil supplies, which could negatively impact oil prices.

Over the course of 2018, there was an increase in the difference between the benchmark crude oil pricing in certain markets and WTI, known in the industry as differentials. Crude oil in certain areas, including West Texas, North Dakota and Canada traded at a larger discount to WTI than in historical periods due to current and forecasted production levels that are in excess of local refining demand and pipeline capacity. In response to these price differentials, many E&P companies operating in these areas reduced their drilling and completion activity in the second half of 2018 and into 2019 or chose to delay completions until additional pipeline or rail capacity was placed into service. Differentials have since narrowed in North Dakota and West Texas. In Canada, the Province of Alberta implemented measures intended to reduce the differential in the region, including the implementation of mandatory production curtailments. Currently, these curtailments are in place for companies producing more than 20,000 barrels per day in the province, and are expected to be in place through the end of 2020, with exemptions for new wells drilled outside of oil sands designated areas and formations after November 8, 2019.

Natural gas pricing was at an average level of $3.15 and $2.99 per MMBtu during 2018 and 2017, respectively, but has fallen to an average level of $2.56 per MMBtu during the year ended 2019 as supply growth has exceeded demand growth. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wide discounts to Henry Hub pricing resulting from infrastructure bottlenecks. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows, capital spending and drilling activity.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2015	$48.49	$53.98	$2.90
6/30/2015	57.85	61.65	2.75
9/30/2015	46.49	50.44	2.76
12/31/2015	41.94	43.56	2.12
3/31/2016	33.35	33.84	1.99
6/30/2016	45.46	45.57	2.15
9/30/2016	44.85	45.80	2.88
12/31/2016	49.14	49.11	3.04
3/31/2017	51.62	53.59	3.02
6/30/2017	48.10	49.55	3.08
9/30/2017	48.15	52.10	2.95
12/31/2017	55.27	61.40	2.91
3/31/2018	62.91	66.86	3.08
6/30/2018	68.07	74.45	2.85
9/30/2018	69.69	75.07	2.93
12/31/2018	59.97	68.76	3.77
3/31/2019	54.82	63.10	2.92
6/30/2019	59.88	69.04	2.57
9/30/2019	56.34	61.95	2.38
12/31/2019	56.82	63.17	2.40

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the first quarter of 2015, as provided by Baker Hughes. The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2015	1,353	310	1,664
6/30/2015	876	95	971
9/30/2015	833	186	1,020
12/31/2015	724	168	892
3/31/2016	524	170	694
6/30/2016	398	47	445
9/30/2016	461	119	580
12/31/2016	567	180	746
3/31/2017	722	294	1,016
6/30/2017	874	116	990
9/30/2017	927	207	1,134
12/31/2017	902	203	1,105
3/31/2018	965	267	1,232
6/30/2018	1,021	105	1,126
9/30/2018	1,032	207	1,239
12/31/2018	1,050	177	1,227
3/31/2019	1,023	181	1,204
6/30/2019	967	79	1,046
9/30/2019	894	130	1,024
12/31/2019	797	136	933

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The rate of increase slowed in the U.S. during 2018 and began to decline in 2019. Declines have continued, with the U.S. rig count having decreased during the fourth quarter of 2019 from the third quarter of 2019 by 11%. The average rig count in Canada for the fourth quarter of 2019 was 23% lower than in the same period in 2018.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the U.S. exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

The market in Canada also continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, which have been partially offset by the initiatives implemented by the Province of Alberta. As a result, industry activity and capital spending in Canada in 2019 was materially below 2018 levels, both for producers of oil and liquids-rich natural gas and producers of natural gas. Commodity price differentials are forecasted to remain at elevated levels for an extended period of time, which we expect to continue to have a negative impact on customer activity.

The industry experienced a reduction in completions activity in the United States that began in the second half of 2018, which has extended through 2019 and into early 2020. In addition, capital budgets from E&P companies indicate that capital spending in 2020 is expected to be below capital spending in 2019.

The outbreak of a coronavirus in Hubei Province in China in early 2020, which has infected tens of thousands of people, has led to a significant reduction in economic activity and travel in that region, negatively impacting near-term demand for oil and refined products. The longer-term impacts of the virus are unknown at this time, however an extended period of reduced economic activity could result in a sustained reduction in oil demand, which could negatively impact our customers’ planned drilling and completion activity.

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

On January 31, 2019, the cash payment of $10.0 million for the Repeat Precision earn-out consideration was paid to the joint venture partner. In connection with the Spectrum acquisition, we did not pay the sellers an earn-out as certain specified targets were not met. For additional information regarding our 2017 acquisitions, see “Note 4. Acquisitions” of our consolidated financial statements.

How We Generate Revenues

We derive the majority of our revenues from the sale of our fracturing systems products and the provision of related services. Repeat Precision generates revenue through the sale of composite frac plugs and related products and the provision of third-party manufacturing services. The remainder of our revenues are generated from sales of our tracer diagnostics services, AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves products and reservoir strategies services.

Product sales represented 71%,  69% and 72% of our revenue for the years ended December 31, 2019,  2018 and 2017, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29%,  31% and 28% of our revenues for the years ended December 31, 2019,  2018 and 2017, respectively. Services include our tool charges and associated services related to our fracturing systems, tracer diagnostics services, reservoir strategies consulting and Repeat Precision’s provision of third-party manufacturing (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

For the years ended December 31, 2019,  2018 and 2017, approximately 42%,  48% and 63%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars for the years ended December 31, 2019,  2018 and 2017, were approximately 22%,  21% and 32%, respectively.

How We Evaluate our Results of Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include:

Revenues

We primarily sell our products and services under purchase orders with pricing negotiated on a one-off basis with each customer. Our revenues are generated primarily from the sales of our fracturing systems, well construction and composite plug products and from services related to the utilization of our downhole frac isolation assembly as well as from the provision of tracer diagnostics and reservoir strategies services. We compare our actual revenue performance on a monthly, quarterly and annual basis to our annual budget and to the most recent estimate we have for the relevant period and to applicable market metrics.

Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation

Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax expense (benefit) and depreciation and amortization adjusted to exclude certain items which we believe are not reflective of ongoing operating performance or which, in the case of impairments and share-based compensation, are non-cash in nature. Adjusted EBITDA Less Share-Based Compensation is calculated in the same manner as Adjusted EBITDA, with the sole exception being that it does not exclude non-cash share-based compensation expense. We believe that Adjusted EBITDA is an important measure that excludes costs that management believes do not reflect our ongoing operating performance and certain costs associated with our capital structure. We believe that Adjusted EBITDA Less Share-Based Compensation presents our financial performance in a manner that is comparable to the presentation provided by many of our peers. Accordingly, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are key metrics that management uses to assess the period-to-period performance of our core business operations. We believe that presenting Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation enables investors to assess our performance from period to period using the same metrics utilized by management and also allows investors to evaluate our performance relative to other companies that are not subject to such factors. Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are not defined under GAAP, are not measures of net income, income from operations or any other performance measure derived in accordance with GAAP and are subject to important limitations. Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP.

Free Cash Flow

We utilize free cash flow to evaluate the cash generated by our operations and results of operations. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment (inclusive of the purchase and development of software and technology) plus proceeds from sales of property and equipment, as presented in our consolidated statement of cash flows. Management believes free cash flow is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and other investment needs. Free cash flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, repayment of outstanding balances under our senior secured revolving credit facility, that is not deducted in calculating free cash flow.

Free Cash Flow is a non-GAAP financial measure and should not be considered as an alternative to cash provided by operating activities as a cash flow measurement.

Results of Operations

We made acquisitions in the first quarter and third quarter of 2017. For additional information about these acquisitions, see Note 4. “Acquisitions” of our consolidated financial statements. Due to these acquisitions, our results of operations for periods presented may not be comparable. The following table summarizes our revenues and expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017	2019 /2018 % Change (1)	2018 /2017 % Change (1)
Revenues
Product sales	$145,826	$156,781	$144,666	(7.0)%	8.4%
Services	59,659	70,182	56,968	(15.0)%	23.2%
Total revenues	205,485	226,963	201,634	(9.5)%	12.6%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	75,081	74,892	76,288	0.3%	(1.8)%
Cost of services, exclusive of depreciation and amortization expense shown below	32,949	33,414	22,504	(1.4)%	48.5%
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,030	108,306	98,792	(0.3)%	9.6%
Selling, general and administrative expenses	88,554	82,813	64,707	6.9%	28.0%
Depreciation	5,877	4,747	3,193	23.8%	48.7%
Amortization	4,559	13,090	24,458	(65.2)%	(46.5)%
Change in fair value of contingent consideration	37	(2,872)	5,525	101.3%	(152.0)%
Impairments	7,919	227,543	—	(96.5)%	100.0%
(Loss) income from operations	(9,491)	(206,664)	4,959	95.4%	NM
Other income (expense)
Interest expense, net	(1,925)	(1,963)	(4,306)	1.9%	54.4%
Other income, net	308	182	1,085	69.2%	(83.2)%
Foreign currency exchange (loss) gain	(958)	162	224	(691.4)%	(27.7)%
Total other expense	(2,575)	(1,619)	(2,997)	(59.0)%	46.0%
(Loss) income before income tax	(12,066)	(208,283)	1,962	94.2%	NM
Income tax expense (benefit)	10,752	(23,052)	670	146.6%	NM
Net (loss) income	(22,818)	(185,231)	1,292	87.7%	NM
Net income (loss) attributable to non-controlling interest	10,005	5,086	(810)	96.7%	727.9%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(32,823)	$(190,317)	$2,102	82.8%	NM

________________

(1)	NM – Percentage not meaningful

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Revenues

Revenues were $205.5 million for the year ended December 31, 2019 as compared to $227.0 million for the year ended December 31, 2018. This decrease was primarily attributable to a decrease in the volume of sales of our fracturing systems products and services, especially in the U.S. and Canada and lower tracer diagnostics revenue in the U.S., partially offset by increased sales of our Repeat Precision products. Product sales for the year ended December 31, 2019 were $145.8 million as compared to $156.8 million for the year ended December 31, 2018. Our service revenue was $59.7 million for the year ended December 31, 2019 as compared to $70.2 million for the year ended December 31, 2018.

Cost of sales

Cost of sales was $108.0 million, or 52.6% of revenues, for the year ended December 31, 2019 as compared to $108.3 million, or 47.7% of revenues, for the year ended December 31, 2018.  Cost of sales was a higher percentage of revenues due to reduced fixed cost utilization related to lower sales volumes for fracturing systems products and services, especially in the U.S. and Canada, reductions in the pricing of our products and services, higher-than-anticipated use of third-party machining capacity in 2019, and higher cost of sales in tracer diagnostics, related to field service staffing levels and increased chemical costs associated with tariffs imposed on certain imports from China in September 2018 and later increased in May 2019. These increases were partially offset by increased sales at Repeat Precision, which enabled better fixed cost utilization. Cost of product sales was $75.1 million or 51.5% of product sales revenue and cost of services was $32.9 million or 55.2% of service revenue for the year ended December 31, 2019. For the year ended December 31, 2018, cost of product sales was $74.9 million or 47.8% of product sales revenue and cost of services was $33.4 million or 47.6% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $88.6 million for the year ended December 31, 2019 as compared to $82.8 million for the year ended December 31, 2018. We had increases in litigation, bad debt, share-based compensation and ERP- related expenses of $4.0 million, $3.2 million, $1.6 million and $1.1 million, respectively, in addition to a one-time severance charge of $0.7 million related to a reduction in workforce. These increases were partially offset by compensation and research and development expenses, which were lower by $2.0 million and $1.6 million, respectively.

Depreciation

Depreciation was $5.9 million for the year ended December 31, 2019 as compared to $4.7 million for the year ended December 31, 2018. The increase is primarily attributable to our research and development facility, which opened in early 2019 and capital expenditures made during 2019.

Amortization

Amortization was $4.6 million for the year ended December 31, 2019 as compared to $13.1 million for the year ended December 31, 2018. The decrease in amortization was related to non-cash impairment charges of $73.5 million in customer relationships and technology during the fourth quarter of 2018, which reduced the carrying values of those intangible assets.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $37 thousand for the year ended December 31, 2019 as compared to $(2.9) million for the year ended December 31, 2018.  The change for the year ended December 31, 2019 was related to the passage of time from December 31, 2018 to January 31, 2019 when the $10.0 million cash payment for the Repeat Precision earn-out was paid to the joint venture partner. No payment was made for the Spectrum earnout. The change for the year ended December 31, 2018 was due to the revaluation of the earn-out obligations for Repeat Precision and Spectrum, of which the fair value measures included the impact of both actual results and forecasted future earnings at the time.

Impairments

During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America in addition to a decline in the quoted price of our common stock. The lower customer activity levels resulted in lower demand for oilfield services driving a decrease in our business volumes and increased customer and competitor-driven pricing pressures. In addition to goodwill, we also assessed our identifiable intangibles for impairment during the second quarter of 2019 and determined those assets were not impaired. There were no additional indications of impairment during the remainder of 2019.

During the fourth quarter of 2018, we recorded impairment charges of $154.0 million to goodwill and $73.5 million to intangible assets as a result of unfavorable oil and gas industry market conditions in late 2018 that continued to persist into early 2019, and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock.

See “Note 2. Summary of Significant Accounting Policies” and “Note 7. Goodwill and Intangibles” of our consolidated financial statements for additional detail related to these charges.

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $1.0 million for the year ended December 31, 2019 as compared to a gain of $0.2 million for the year ended December 31, 2018. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax (benefit) expense

Income tax expense was $10.8 million for the year ended December 31, 2019 as compared to a benefit of $(23.1) million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, our effective income tax rates were (89.1)% and

11.1%, respectively. Included in tax expense for the year ended December 31, 2019 was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense in the year ended December 31, 2019 of approximately $13.1 million. The income tax benefit and effective tax rate for the year ended December 31, 2018 was significantly impacted by the income tax rate change from 35% to 21% and the one time impairment charge which resulted in a corresponding decrease in the effective tax rate of 15.7%.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the year ended December 31, 2019.

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

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $(2.9) million for the year ended December 31, 2018 as compared to $5.5 million for the year ended December 31, 2017 due to the revaluation of the earn-out obligations associated with our acquisitions. The fair value of contingent consideration reflects the impact of both actual results and forecasted future earnings, as well as the consideration of time from the current period to the payment date. As of December 31, 2018, the fair value of the contingent consideration related to the Spectrum earnout was $0.0 million, as no payment was expected, and the fair value of the contingent consideration related to the Repeat earnout was $10.0 million.

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

Interest expense, net

Interest expense, net was $2.0 million for the year ended December 31, 2018 as compared to $4.3 million for the year ended December 31, 2017. The decrease in interest expense, net was primarily a result of prepaying our prior term loan in full in May 2017 by utilizing a portion of the proceeds from our IPO. The decrease was partially offset by higher interest expense due to borrowing $20.0 million under our Prior Senior Secured Credit Facility in August 2017.

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

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our New Senior Secured Credit Facility (defined below). As of December 31, 2019, we had cash and cash equivalents of $11.2 million, and total outstanding indebtedness of $12.9 million, including $10.0 million under our New Senior Secured Credit Facility. The New Senior Secured Credit Facility consists of revolving credit facilities in aggregate principal amount of $75.0 million.  As of December 31, 2019, the total amount available to be drawn was significantly less than the $75.0 million lender commitments under our New Senior Secured Credit Facility, due to limits imposed by certain financial covenants on a pro forma basis. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

We plan to incur approximately $3 million to $5 million in capital expenditures during 2020, which includes capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) machinery and equipment utilized in manufacturing and engineering, (iii) additional equipment to support our tracer diagnostics services and (iv) leasehold improvements associated with operations facilities. Our capital expenditures, including the purchase and development of software and technology, for the years ended December 31, 2019,  2018 and 2017 were $6.4 million, $15.8 million and $5.4 million, respectively. Our 2019 capital expenditures included capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) additional production equipment and instrumentation to support tracer diagnostics services, (iii) machinery and equipment utilized in manufacturing and engineering and (iv) our research and development facility. We believe our cash on hand, cash flows from operations and potential borrowings under our New Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.

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

Cash Flows and Free Cash Flow

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$17,949	$14,026	$16,114
Net cash used in investing activities	(5,002)	(15,410)	(85,221)
Net cash (used in) provided by financing activities	(27,305)	(5,130)	84,033
Effect of exchange rate changes on cash and cash equivalents	470	(2,164)	608
Net change in cash and cash equivalents	$(13,888)	$(8,678)	$15,534
Free cash flow (1)	$12,947	$(1,384)	$11,048

_______________

(1)

Free cash flow is a non-GAAP financial measure. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment (inclusive of the purchase and development of software and technology) plus proceeds from sales of property and equipment. Management believes free cash flow is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and other investment needs. Free cash flow does not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, repayment of outstanding balances under our New Senior Secured Credit Facility, that are not deducted in calculating free cash flow. A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to free cash flow for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$17,949	$14,026	$16,114
Purchases of property and equipment	(6,123)	(11,134)	(5,366)
Purchase and development of software and technology	(251)	(4,675)	(54)
Proceeds from sales of property and equipment	1,372	399	354
Free cash flow	$12,947	$(1,384)	$11,048

Operating Activities

Net cash provided by operating activities was $17.9 million compared to $14.0 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash flow was primarily driven by higher net income as a result of one-time impairment charges of $227.5 million in 2018 and favorable changes in accounts receivable, accounts payable, deferred tax (expense) benefit and income tax receivable/payable partially offset by the addback of the higher non-cash impairment charges in 2018, unfavorable changes in inventories and the payment of contingent consideration.

Net cash provided by operating activities was $14.0 million and $16.1 million for the years ended December 31, 2018 and 2017, respectively. The decrease in 2018 was primarily related to lower net income as a result of one-time impairment charges of $227.5 million and significantly higher cash taxes paid, partially offset by the addback of the non-cash impairment charges, a smaller increase in non-tax net working capital accounts in addition to increased business activity.

Investing Activities

Net cash used in investing activities was $5.0 million and $15.4 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash used in investing activities during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily related to capital expenditures, including property, equipment, software and technology, of $6.4 million for the year ended December 31, 2019 compared to $15.8 million for the same period in 2018.

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

Financing Activities

Net cash used in financing activities for the years ended December 31, 2019 and 2018 was $27.3 million and $5.1 million, respectively. The increase was primarily related to the $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration on January 31, 2019, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value. We also made cash payments totaling $10.0 million on our New Senior Secured Credit Facility (as defined below) during the second, third, and fourth quarters of 2019 and made distributions to our joint venture partner of $6.0 million during the year ended December 31, 2019 as compared to $2.3 million of distributions for the same period in 2019.

The net cash used in financing activities for the year ended December 31, 2018 was $5.1 million as compared to net cash provided by financing activities of $84.0 million for the year ended December 31, 2017. The change between net cash used in financing activities for the year ended December 31, 2018 and net cash provided by financing activities for the year ended December 31, 2017 was primarily related to net proceeds from the completion of our IPO on May 3, 2017 of $148.9 million, after deducting underwriting discounts and commissions and other offering expenses, borrowings of $20.0 million under our Prior Senior Secured Credit Facility during the third quarter of 2017 and distributions of $2.3 million made to our joint venture partner during the third and fourth quarters of 2018. The decreases were partially offset by the $89.1 million repayment of the prior term loan under our prior credit agreement during the second quarter of 2017.

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

The Prior Senior Secured Credit Facility consisted of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “Prior U.S. Facility”), of which up to $5.0 million could be made available for letters of credit and up to $5.0 million could be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Prior Canadian Facility”). We amended and restated the Prior Senior Secured Credit Facility. See “Note 9. Debt” to our consolidated financial statements for additional details regarding our Prior Senior Secured Credit Facility.

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

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “New U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “New Canadian Facility”). The New Senior Secured Credit Facility will mature on May 1, 2023. At December 31, 2019, we had $10.0 million in outstanding indebtedness under the New U.S. Facility and no outstanding indebtedness under the New Canadian Facility.

Borrowings under the New U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the New Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the New Credit

Agreement. Borrowings under the New Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the New Credit Agreement), in each case, plus an applicable interest margin as set forth in the New Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate, Canadian (Cdn) Base Rate and Eurocurrency Rate applicable margin will be between 2.75% and 3.50%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at December 31, 2019 was 5.375%.

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

The New Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of December 31, 2019, we were in compliance with these financial covenants. The New Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the New U.S. Facility and the New Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the New U.S. Facility and the New Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the New U.S. Facility and the New Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Contractual Obligations

The following table presents our contractual obligations and other commitments as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3- 5 years	More than 5 years

Finance lease obligations including interest payments	$3,155	$1,653	$1,502	$—	$—
New Senior Secured Credit Facility	10,000	—	—	10,000	—
Interest on long-term debt	1,791	539	1,075	177	—
Income tax payable related to the 2017 Tax Act (1)	456	43	87	190	136
Equipment and office operating leases	6,112	2,301	2,651	744	416
	$21,514	$4,536	$5,315	$11,111	$552

_______________

(1)

The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. The income tax payable related to the 2017 Tax Act is due in installments in varying percentages over the next six years.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

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

Revenue Recognition

We derive our revenues primarily from highly engineered products and support services. Revenues are based upon a purchase order, contract or other persuasive evidence of an arrangement with the customer that includes a fixed or determinable price, provided that collectability is reasonably assured, but such arrangements do not generally include right of return or other similar provisions or other significant post-delivery obligations. Sales and value added taxes that we collect concurrent with revenue-producing activities are excluded from revenue. We determine revenue recognition through the following steps: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price and (v) satisfy the performance obligation. No single customer individually accounted for 10% or more of our consolidated revenue during the year ended 2019. One customer accounted for 10% of our trade accounts receivable as of December 31, 2019. No single customer individually accounted for 10% or more of our consolidated revenue during the year ended 2018. One customer accounted for 12% of our trade accounts receivable as of December 31, 2018. For the year ended December 31, 2017, we recognized revenue from our largest customer totaling $27.4 million, or 14% of total revenue for the year. Amounts due from this customer included in trade accounts receivable was $2.0 million, or 4% of trade accounts receivable as of December 31, 2017. No other customer individually accounted for 10% or more of our consolidated revenue during 2017 or trade accounts receivable balance as of December 31, 2019, 2018 and 2017.

On occasion, we issue credits to our customers that are related specifically to the performance of our products or the services we provide, with such credits reducing the amount of revenue for the completed sales. These credits cannot be estimated in advance. Such credits are infrequent and situation-specific.

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

Services Revenues

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of customer accounts by management. Such allowances are based upon several factors including, but not limited to, credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. We have recorded $0.5 million and $0.3 million in provisions for doubtful accounts as of December 31, 2019 and 2018, respectively.

Inventories

Inventories consist primarily of raw material, product components, assembled products, certain components used to internally construct our frac isolation assemblies and chemicals, in raw material or finished goods, used in our tracer diagnostics services. Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined at standard costs approximating the first-in first-out basis. We continuously evaluate inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its estimated recoverable value have been recorded as an adjustment to cost of sales

Impairments

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. There was no impairment of property and equipment and finite-lived intangible assets during the years ended December 31, 2019 or 2017. For the year ended December 31, 2018, we recognized an impairment charge of $73.5 million related to identifiable intangible assets. See “Note 7. Goodwill and Intangibles” of our consolidated financial statements for additional detail related to these charges.  There was no impairment related to property and equipment in 2018.

An assessment for goodwill impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Under generally accepted accounting principles, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgement. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable.  If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded based on that difference. For the year ended December 31, 2019, we recognized an impairment charge of $7.9 million for our tracer diagnostic services reporting unit. For the year ended December 31, 2018, we recognized an impairment charge of $154.0 million for two reporting units, fracturing systems and well construction of $122.1 million and tracer diagnostic services of $31.9 million. See “Note 7. Goodwill and Intangibles” for further information related to these charges. No impairment loss was recorded for the year ended December 31, 2017.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment held under finance leases are stated at the present value of minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. Depreciation expense includes amortization of assets under finance leases. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in other (expense) income, net in the year of disposal.

Depreciation on property and equipment, including assets held under finance leases, is calculated using the straight-line method over the following useful service lives or lease term (which includes reasonably assured renewal periods):

Years
Buildings	30
Building equipment	5 - 15
Machinery and equipment	5 - 12
Furniture and fixtures	3 - 5
Computers and software	3 - 5
Vehicles and rental equipment	2 - 4
Leasehold improvements	Lease term (1-5)

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

Income Taxes

We are taxed as a corporation as defined under the Internal Revenue Code. The liability method is used in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when these differences are expected to reverse. The realizability of deferred tax assets is evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the valuation allowance was $14.2 million and $1.1 million, respectively. We recognize accrued interest and penalties related to uncertain tax positions in other income, net. During the years ended December 31, 2019,  2018 and 2017, we recognized $0.1 million, $0.1 million and $0.2 million, respectively, in interest and penalties. We had $0.7 million and $0.6 million in interest and penalties accrued at December 31, 2019 and 2018, respectively.

One of our Canadian subsidiaries guaranteed the credit facilities of our U.S. entities until May 2017 when cash proceeds were received from the IPO, a portion of which was used to pay off the existing debt. Under U.S. federal income tax rules, this guarantee resulted in all of the earnings and profits of our Canadian subsidiary being subject to current U.S. tax. As a result of the 2017 Tax Act and a change in our permanent earnings reinvestment assertion, we have recognized a U.S. tax benefit for the reversal of our deferred tax liability on a portion of our differences between book value and tax basis in our Canadian subsidiary for which we are now asserting indefinite reinvestment. As of December 31, 2019 and 2018, no U.S. deferred tax assets have been recognized on the excess of tax basis over book value of our foreign subsidiaries. Upon reversal of these book value and tax basis differences through dividends or otherwise, we may be subject to foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these temporary differences after consideration of available foreign tax credits.

We completed our analysis of our tax positions and believe there are no material uncertain tax positions that would require derecognition in the consolidated financial statements as of December 31, 2019 and 2018. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. As of December 31, 2019 and 2018, there were no material amounts that had been accrued with respect to uncertain tax positions.

Included in tax expense for the year ended December 31, 2019 of approximately $13.1 million was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment.

We file income tax returns in the United States, Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2015 and subsequent years remain open for examination. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax returns for 2017 in the second quarter of 2019. No tax adjustments have been proposed. During 2018, the Canada Revenue Agency (“CRA”) commenced an examination of our transfer pricing on Canadian income tax returns for the 2012 through 2015 filings and no tax adjustments have been proposed.

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation— Stock Compensation (“ASC 718”). We recognize compensation cost for all share-based payment transactions, including compensation cost associated with the grant of options, RSUs, and equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), and PSUs. To determine the compensation cost we use the Black-Scholes model for options, Monte Carlo simulation for the PSUs, and the market price of the common stock on the date of the grant for the RSUs and ESUs. As the ESUs will be settled in cash, the compensation cost is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled. Expense is recognized ratably from one to five years based upon the requisite service period.

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

Recently Issued Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements for discussion of the accounting pronouncement we recently adopted and the accounting pronouncements recently issued by the FASB.

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

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues is derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than U.S. dollars. During the years ended December 31, 2019,  2018 and 2017, approximately 42%,  48% and 63%, respectively, of our revenues were attributable to our operations in Canada. We may use foreign currency forward exchange contracts to hedge our future exposure to the Canadian dollar. We also derive revenue from several jurisdictions outside of North America, including countries that occasionally experience periods of significant inflation, which occurred in Argentina in 2019. We do not currently intend to hedge our future exposure to the Argentine Peso or other foreign currencies.

Interest Rate Risk

We are primarily exposed to interest rate risk through our New Senior Secured Credit Facility, which replaced our Prior Senior Secured Credit Facility during 2019. The New Senior Secured Credit Facility has similar terms and conditions to our Prior Senior Secured Credit Facility and is subject to variable interest rates. The New Senior Secured Credit Facility consists of a New U.S. Facility and a New Canadian Facility. As of December 31, 2019, we had $10.0 million in outstanding indebtedness under our New U.S. Facility.

Borrowings under the New U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the New Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the New Credit Agreement. Borrowings under the New Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the New Credit Agreement), in each case, plus an applicable interest margin as set forth in the New Credit Agreement. The applicable margin to be added to the Adjusted Base Rate, Canadian (U.S.) Base Rate and Canadian (Cdn) Base Rate and Eurocurrency Rate will be between 1.75% and 3.50%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at December 31, 2019 was 5.375%. Based on our outstanding debt as of December 31, 2019, and assuming that it remains the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pre-tax impact on our earnings and cash flows of $0.1 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCS Multistage Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NCS Multistage Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2020

We have served as the Company’s auditor since 2013, which includes periods before the Company became subject to SEC reporting requirements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$11,243	$25,131
Accounts receivable—trade, net	41,960	49,984
Inventories, net	39,921	32,753
Prepaid expenses and other current assets	2,444	2,037
Other current receivables	5,028	4,685
Total current assets	100,596	114,590
Noncurrent assets
Property and equipment, net	32,974	32,296
Goodwill	15,222	23,112
Identifiable intangibles, net	45,248	48,985
Deposits and other assets	8,531	1,392
Deferred income taxes, net	6	9,326
Total noncurrent assets	101,981	115,111
Total assets	$202,577	$229,701
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$8,549	$7,167
Accrued expenses	3,451	4,084
Income taxes payable	1,883	184
Current contingent consideration	—	9,963
Current maturities of long-term debt	1,481	2,236
Other current liabilities	4,416	1,991
Total current liabilities	19,780	25,625
Noncurrent liabilities
Long-term debt, less current maturities	11,436	23,455
Other long-term liabilities	4,860	1,258
Deferred income taxes, net	2,956	3,132
Total noncurrent liabilities	19,252	27,845
Total liabilities	39,032	53,470
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
December 31, 2019 and one share issued and outstanding at December 31, 2018	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 46,905,782 shares issued and 46,813,117 shares outstanding at December 31, 2019 and 45,100,771 shares issued
and 45,072,463 shares outstanding at December 31, 2018	469	451
Additional paid-in capital	424,633	411,423
Accumulated other comprehensive loss	(80,811)	(84,030)
Retained deficit	(199,029)	(166,206)
Treasury stock, at cost; 92,665 shares at December 31, 2019 and 28,308 shares
at December 31, 2018	(652)	(337)
Total stockholders’ equity	144,610	161,301
Non-controlling interest	18,935	14,930
Total equity	163,545	176,231
Total liabilities and stockholders' equity	$202,577	$229,701

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Product sales	$145,826	$156,781	$144,666
Services	59,659	70,182	56,968
Total revenues	205,485	226,963	201,634
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	75,081	74,892	76,288
Cost of services, exclusive of depreciation and amortization expense shown below	32,949	33,414	22,504
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,030	108,306	98,792
Selling, general and administrative expenses	88,554	82,813	64,707
Depreciation	5,877	4,747	3,193
Amortization	4,559	13,090	24,458
Change in fair value of contingent consideration	37	(2,872)	5,525
Impairments	7,919	227,543	—
(Loss) income from operations	(9,491)	(206,664)	4,959
Other income (expense)
Interest expense, net	(1,925)	(1,963)	(4,306)
Other income, net	308	182	1,085
Foreign currency exchange (loss) gain	(958)	162	224
Total other expense	(2,575)	(1,619)	(2,997)
(Loss) income before income tax	(12,066)	(208,283)	1,962
Income tax expense (benefit)	10,752	(23,052)	670
Net (loss) income	(22,818)	(185,231)	1,292
Net income (loss) attributable to non-controlling interest	10,005	5,086	(810)
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(32,823)	$(190,317)	$2,102
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.70)	$(4.25)	$0.05
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.70)	$(4.25)	$0.05
Weighted average common shares outstanding
Basic	46,643	44,788	40,484
Diluted	46,643	44,788	43,583

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(22,818)	$(185,231)	$1,292
Foreign currency translation adjustments, net of tax of $0	3,219	(17,323)	15,308
Comprehensive (loss) income	(19,599)	(202,554)	16,600
Comprehensive income (loss) attributable to non-controlling interest	10,005	5,086	(810)
Comprehensive (loss) income attributable to NCS Multistage Holdings, Inc.	$(29,604)	$(207,640)	$17,410

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings (Deficit)	Shares	Amount	Interest	Equity
Balances as of December 31, 2016	1	$—	34,024,326	$340	$237,566	$(82,015)	$21,762	(18,348)	$(175)	$—	$177,478
Acquisitions	—	—	355,658	4	6,903	—	—	—	—	12,954	19,861
Share- based compensation	—	—	—	—	6,108	—	—	—	—	—	6,108
Net income (loss)	—	—	—	—	—	—	2,102	—	—	(810)	1,292
Issuance of common stock upon IPO, net of offering costs	—	—	9,550,000	95	148,841	—	—	—	—	—	148,936
Exercise of stock options	—	—	1,500	—	8	—	—	—	—	—	8
Currency translation adjustment	—	—	—	—	—	15,308	—	—	—	—	15,308
Balances as of December 31, 2017	1	$—	43,931,484	$439	$399,426	$(66,707)	$23,864	(18,348)	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share- based compensation	—	—	—	—	10,930	—	—	—	—	—	10,930
Net loss	—	—	—	—	—	—	(190,317)	—	—	5,086	(185,231)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,300)	(2,300)
Exercise of stock options	—	—	690,254	8	1,071	—	—	—	—	—	1,079
Vesting of restricted stock	—	—	36,721	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,960)	(162)	—	(162)
Cemblend exchangeable shares	—	—	442,312	4	(4)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(17,323)	—	—	—	—	(17,323)
Balances as of December 31, 2018	1	$—	45,100,771	$451	$411,423	$(84,030)	$(166,206)	(28,308)	$(337)	$14,930	$176,231
Share-based compensation	—	—	—	—	12,204	—	—	—	—	—	12,204
Net (loss) income	—	—	—	—	—	—	(32,823)	—	—	10,005	(22,818)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,000)	(6,000)
Vesting of restricted stock	—	—	206,398	2	(2)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(64,357)	(315)	—	(315)
Cemblend exchangeable shares	(1)	—	1,326,935	13	(13)	—	—	—	—	—	—
Proceeds from the issuance of ESPP shares	—	—	271,678	3	1,021	—	—	—	—	—	1,024
Currency translation adjustment	—	—	—	—	—	3,219	—	—	—	—	3,219
Balances as of December 31, 2019	—	$—	46,905,782	$469	$424,633	$(80,811)	$(199,029)	(92,665)	$(652)	$18,935	$163,545

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(22,818)	$(185,231)	$1,292
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,436	17,837	27,651
Impairments	7,919	227,543	—
Amortization of deferred loan cost	312	334	444
Share-based compensation	12,542	10,930	6,108
Provision for inventory obsolescence	895	1,673	—
Deferred income tax expense (benefit)	9,000	(28,840)	(18,959)
(Gain) loss on sale of property and equipment	(312)	74	(33)
Foreign exchange (gain) loss on financing item	—	—	(1,760)
Write-off of deferred loan costs	—	—	1,422
Change in fair value of contingent consideration	37	(2,872)	5,525
Provision for doubtful accounts	3,500	304	—
Payment of contingent consideration	(3,042)	—	—
Changes in operating assets and liabilities:
Accounts receivable—trade	4,735	(4,213)	(9,490)
Inventories, net	(7,639)	(2,949)	(10,608)
Prepaid expenses and other assets	488	(624)	(114)
Accounts payable—trade	2,580	219	(3,755)
Accrued expenses	(681)	(2,430)	2,843
Other liabilities	(1,606)	(620)	(247)
Income taxes receivable/payable	1,603	(17,109)	15,795
Net cash provided by operating activities	17,949	14,026	16,114
Cash flows from investing activities
Purchases of property and equipment	(6,123)	(11,134)	(5,366)
Purchase and development of software and technology	(251)	(4,675)	(54)
Proceeds from sales of property and equipment	1,372	399	354
Proceeds from short-term note receivable	—	—	1,000
Acquisitions of businesses, net of cash acquired	—	—	(81,155)
Net cash used by investing activities	(5,002)	(15,410)	(85,221)
Cash flows from financing activities
Equipment note borrowings	835	1,988	1,533
Payments on equipment note and finance leases	(5,021)	(2,422)	(704)
Promissory note borrowings	—	5,360	8,995
Payments on promissory note	—	(8,673)	(5,682)
Payments on revolver	(10,000)	—	—
Payment of contingent consideration	(6,958)	—	—
Line of credit borrowings	—	—	20,000
Payment of deferred loan cost related to senior secured revolving credit facility	(871)	—	(971)
Payments related to public offering	—	—	(2,178)
Proceeds from related party note receivable	—	—	752
Repayment of term note	—	—	(89,077)
Proceeds from issuance of common stock, net of offering costs	—	—	151,356
Proceeds from the exercise of options for common stock, net	—	1,079	9
Treasury shares withheld	(315)	(162)	—
Distribution to non-controlling interest	(6,000)	(2,300)	—
Proceeds from the issuance of ESPP shares	1,025	—	—
Net cash (used) provided by financing activities	(27,305)	(5,130)	84,033
Effect of exchange rate changes on cash and cash equivalents	470	(2,164)	608
Net change in cash and cash equivalents	(13,888)	(8,678)	15,534
Cash and cash equivalents beginning of period	25,131	33,809	18,275
Cash and cash equivalents end of period	$11,243	$25,131	$33,809
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$1,070	$1,373	$3,023
Cash paid for income taxes (net of refunds)	$122	$22,356	$4,033
Noncash investing and financing activities
Issuance of common stock for business acquisition	$—	$—	$6,907
Assets obtained by entering into finance leases	$1,383	$2,603	$1,092
Changes in accounts payable related to capital expenditures	$(599)	$783	$—

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

Foreign Currency

Our functional currency is the U.S. Dollar (“USD”). The financial position and results of operations of our significant foreign subsidiaries are generally measured using the local currency as the functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, revenues and expenses of the significant foreign subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments have been recorded directly as a separate component of other comprehensive (loss) in the accompanying consolidated statements of comprehensive (loss) income, and changes in stockholders’ equity.

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

On occasion, we issue credits to our customers that are related specifically to the performance of our products or the services we provide, with such credits reducing the amount of revenue for the completed sales. These credits cannot be estimated in advance. Such credits are infrequent and situation-specific.

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

Services Revenues

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

No single customer individually accounted for 10% or more of our consolidated revenue during 2019 and 2018. For the year ended December 31, 2017, there was one customer that accounted for 10% or more of the total revenue. We recognized revenue from this customer totaling $27.4 million, or 14% of 2017 total revenue for the year ended December 31, 2017. One customer accounted for 10% of our trade receivable accounts balance as of December 31, 2019 and another customer accounted for 12% of our trade receivable accounts balance as of December 31, 2018.

Accounts Receivable, Trade and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of customer accounts by management. Such allowances are based upon several factors including, but not limited to credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. As of December 31, 2019 and 2018, we have recorded $0.5 million and $0.3 million, respectively, in provisions for doubtful accounts.

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

Impairments

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgements regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. No fixed asset or finite-lived intangible impairments were recorded in 2019 or 2017. We recorded an impairment of $73.5 million related to identifiable intangible assets, which we recorded in the fourth quarter of 2018. For additional information, see “Note 7. Goodwill and Intangibles”. There was no impairment related to fixed assets in 2018.

An assessment for goodwill impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Under generally accepted accounting principles, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgement. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable.  If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded based on that difference. We recorded an impairment charge of $7.9 million and $154.0 million for the years ended December 31, 2019 and 2018, respectively. For additional information, see “Note 7. Goodwill and Intangibles”. No impairments were recorded in 2017.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment held under finance leases are stated at the present value of minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. Depreciation expense includes amortization of assets under finance leases. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in other income, net in the year of disposal.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation on property and equipment, including assets held under finance leases, is calculated using the straight-line method over the following useful service lives or lease term (which includes reasonably assured renewal periods):

Years
Buildings	30
Building equipment	5-15
Machinery and equipment	5-12
Furniture and fixtures	3-5
Computers and software	3-5
Vehicles and rental equipment	2-4
Leasehold improvements	Lease term (1-5)

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

Income Taxes

We are taxed as a corporation as defined under the Internal Revenue Code. The liability method is used in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when these differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits. We follow guidance in ASC 740, Income Taxes, for uncertainty in income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all the deferred tax assets will not be realized. As of December 31, 2019 and 2018, our valuation allowance was $14.2 million and $1.1 million, respectively. We recognize accrued interest and penalties related to uncertain tax positions in other income, net on the statements of operations. During the years ended December 31, 2019, 2018 and 2017, respectively, we recognized $0.1 million, $0.1 million and $0.2 million in interest and penalties. We had $0.7 million and $0.6 million in interest and penalties accrued at December 31, 2019 and 2018, respectively.

We completed our analysis of our tax positions and believe there are no material uncertain tax positions that would require recognition in the consolidated financial statements as of December 31, 2019 and 2018. We believe that there are no tax positions

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taken or expected to be taken as of December 31, 2019 and 2018 that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. As of December 31, 2019 and 2018, there were no material amounts that had been accrued with respect to uncertain tax positions.

One of our Canadian subsidiaries guaranteed the credit facilities of our U.S. entities until May 2017 when cash proceeds were received from our initial public offering (“IPO”), a portion of which was used to pay off the existing debt. Under U.S. federal income tax rules, this guarantee resulted in all of the earnings and profits of our Canadian subsidiary being subject to current U.S. tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and a change in our permanent earnings reinvestment assertion, we have recognized a $3.9 million U.S. tax benefit for the reversal of our deferred tax liability on a portion of our differences between book value and tax basis in our Canadian subsidiary for which we are now asserting indefinite reinvestment. No U.S. deferred tax assets were recognized as of December 31, 2019 and 2018, respectively, on our tax basis in excess of our book value. Upon reversal of these book value and tax basis differences through dividends or otherwise, we may be subject to foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these temporary differences after consideration of available foreign tax credits.

Included in tax expense for the year ended December 31, 2019 of approximately $13.1 million was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment.

We file income tax returns in the U.S., Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2015 and subsequent years remain open for examination. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2017 in the second quarter of 2019. No tax adjustments are proposed. During 2018, the Canada Revenue Agency (“CRA”) commenced an examination of our transfer pricing on Canadian income tax returns for the 2012 through 2015 filings and no tax adjustments have been proposed.

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). To measure the fair value of share-based compensation we used the market price of our common stock for equity-classified restricted stock units (“RSUs”) and equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), the Black-Scholes model for options and a Monte Carlo simulation for the performance stock unit awards (“PSUs”). We measure all share-based compensation awards at fair value on the date they are granted and recognize the compensation expense in the financial statements over the requisite period and record forfeitures as they occur. As the ESUs will be settled in cash, the compensation cost is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled.

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

Fair Value

The carrying amounts for financial instruments classified as current assets and current liabilities approximate fair value due to the short maturity of such instruments. The book values of other financial instruments, such as our debt under our senior secured revolving credit facility, approximates fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index in accordance with ASC 820, Fair Value Measurements.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic income per share is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc., reduced for the allocation of net income (loss) attributable to participating security holders of exchangeable securities held in our indirect subsidiary, by the weighted-average number of common shares outstanding during the period. The participating security holders were allocated 0.0% of the net loss for the years ended December 31, 2019 and 2018, respectively, and 4.2% of the net income for the year ended December 31, 2017. The participating security holders are not contractually obligated to share in our losses, therefore, losses are not allocated to the participating security holders. The diluted income per share computation is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period, taking into effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, unvested RSUs and PSUs, purchases under the ESPP and conversion of the participating security holders exchangeable securities, reduced by the number of shares purchased by us at cost, when such amounts are dilutive to the income per share calculation.

Research and Development

Research and development costs are incurred both through engaging third parties to perform development activities under our coordination and management as well as through the utilization of our employees to create and develop new ideas and products. We incurred approximately $2.8 million, $3.8 million and $3.0 million in research and development costs for the years ended December 31, 2019, 2018 and 2017, respectively. These costs are recorded in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations.

Recent Accounting Pronouncements

Pronouncement Adopted in 2019

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. Under the new standard, lessees need to recognize leases on their balance sheets as lease liabilities with corresponding ROU assets. We adopted the standard effective January 1, 2019, using a modified retrospective transition method and applying certain optional practical expedients. NCS elected an optional transition method that allowed application of the new standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment to previously reported results. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification as well as additional practical expedients related to land easements, short-term leases, and non-lease components. We did not elect the practical expedient related to hindsight. The standard had a material impact on our consolidated balance sheet but did not materially impact our consolidated statements of operations or consolidated statements of cash flows. Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $7.5 million on January 1, 2019. See “Note 14. Leases” for more information.

Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this guidance.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, which deferred effective dates for certain ASUs. The effective date for ASU 2016-13 will remain the same for public business entities that are the Securities and Exchange Commission (the “SEC”) filers, excluding entities eligible to be smaller reporting companies (“SRC”). The effective date for all other entities, including SRCs, will begin after December 15, 2022, including interim periods within those fiscal years. NCS qualifies as a SRC. We are currently evaluating the impact of the adoption of this guidance.

Note 3.  Revenues

On January 1, 2018, we adopted ASC 606 and elected to use the modified retrospective method for all contracts not completed as of the date of adoption. The reported results beginning after January 1, 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services if certain criteria are met.

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. See “Note 17. Segment and Geographic Information” for our disaggregated revenue by geographic area.

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our consolidated balance sheet. We currently do not have any contract assets or non-current contract liabilities. The following table includes the current contract liabilities as of December 31, 2019 and 2018 (in thousands):

Balance at December 31, 2018	$515
Additions	104
Revenue recognized	(560)
Balance at December 31, 2019	$59

Our contract liability as of December 31, 2019 and 2018 is included in current liabilities on our consolidated balance sheet. Our performance obligations for our product and service revenues are satisfied before the customer’s payment however prepayments may occasionally be required for international sales. Revenue recognized from the contract liability balance was $0.6 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively.

Contracts with Multiple Performance Obligations

Approximately 99% of our product and service revenues are considered a single performance obligation. Our self-service product line, which is around one percent of our revenue for the years ended December 31, 2019 and 2018 is made up of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line that have two performance obligations are (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4.  Acquisitions

Spectrum Tracer Services

On August 31, 2017, we acquired 100% of the equity interests in Spectrum Tracer Services, LLC (“Spectrum”) in exchange for approximately $83 million, subject to certain adjustments, which was comprised of (i) approximately $76 million in cash and (ii) 0.4 million shares of our common stock using a fair market value of $19.42 per share. The cash portion was funded with available cash and borrowings under our Prior Senior Secured Credit Facility (as defined below). The intention of this acquisition was to offer Spectrum’s tracer diagnostics services and strengthen our ability to provide our customers with actionable data and analysis to optimize oil and natural gas well completions and field development strategies.

The acquisition of Spectrum included an earn-out provision that could have provided up to $12.5 million in additional cash consideration to Spectrum’s former unitholders if Spectrum’s actual gross profit during the earn-out period that commenced on October 1, 2017 and ended on December 31, 2018 was greater than the earn-out threshold. The fair value of the earn-out recognized on the acquisition date was $0.4 million. We first estimated the fair value of the earn-out using a Black-Scholes closed form option pricing model and then began using a risk-neutral option pricing analysis within a Monte Carlo simulation framework. The earn-out was subject to re-measurement each reporting period using Level 3 inputs until payment. Subsequent changes in the fair value of the liability were reflected in our consolidated statements of operations as a change in fair value of contingent consideration. As of December 31, 2018, the earn-out had no value. We recognized a benefit of $(3.4) million and an expense of $3.0 million for the years ended December 31, 2018 and 2017, respectively, as a change in fair value of contingent consideration expense in the consolidated statements of operations related to the fair value adjustment of the Spectrum earn-out. During 2019, we did not pay the sellers an earn-out as specified targets were not met.

Spectrum contributed revenues of $12.8 million and net income of $0.3 million to us for the period from September 1, 2017 to December 31, 2017. We also incurred acquisition costs of $0.7 million related to this acquisition during the year ended December 31, 2017,  which were included in general and administrative expense on our consolidated statements of operations.

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

Concurrent with entering into the transaction, the previous owner of the 50% interest repaid a $1.0 million promissory note to us. We also recorded an earn-out at the acquisition date as a contingent adjustment to the purchase price in the amount of $7.0 million. We estimated the fair value of the earn-out using a Monte Carlo simulation on the acquisition date. The earn-out equity value was based on Repeat Precision’s 2018 EBITDA, multiplied by three, which was then reduced by debt and increased by cash. The earn-out equity value was then discounted at the adjusted cost of equity. The earn-out was subject to re-measurement each reporting period using Level 3 inputs until it was paid. Subsequent changes in the fair value of the liability are reflected in our consolidated statements of operations as a change in fair value of contingent consideration. As of December 31, 2018, the earn-out had a value of $10.0 million. We recognized an expense of $37 thousand, $0.5 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, as a change in fair value of contingent consideration expense in the consolidated statements of operations related to the fair value of the Repeat earn-out. On January 31, 2019, the cash payment of $10.0 million for the Repeat Precision earn-out consideration was paid to the joint venture partner.

As NCS has the controlling voting interest in Repeat Precision, we determined that the transaction was a business combination and used the acquisition method of accounting and have included Repeat Precision in our consolidated financial statements from the acquisition date. As a result, the other party’s ownership percentage is presented separately as a non-controlling interest.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repeat Precision’s results of operations were included in NCS’s financial statements for periods subsequent to the closing of the acquisition on February 1, 2017. The unaudited pro forma operating results pursuant to ASC 805, Business Combinations, have been excluded due to immateriality. We also incurred acquisition costs of $0.3 million related to this acquisition for the year ended December 31, 2017, which were included in general and administrative expense on our consolidated statements of operations.

Note 5.  Inventories, net

Inventories consist of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$1,986	$2,470
Work in process	523	57
Finished goods	37,412	30,226
Total inventories, net	$39,921	$32,753

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Land	$2,090	$1,995
Building and improvements	12,242	5,185
Machinery and equipment	21,469	18,135
Computers and software	2,694	2,373
Furniture and fixtures	1,208	1,097
Vehicles	6,385	6,980
Service equipment	244	244
	46,332	36,009
Less: Accumulated depreciation and amortization	(14,333)	(10,270)
	31,999	25,739
Construction in progress	975	6,557
Property and equipment, net	$32,974	$32,296

The following table presents the depreciation expense associated with the following income statement line items for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of sales
Cost of product sales	$2,711	$2,003	$1,234
Cost of services	1,266	1,070	677
Selling, general and administrative expenses	1,900	1,674	1,282
Total depreciation	$5,877	$4,747	$3,193

We lease vehicles for our transportation fleet, which are included in the table above. See “Note 14. Leases” for the related amortization expense.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill is as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
At December 31, 2017	$184,478	$—	$184,478
Purchase price allocation adjustment	54	—	54
Impairment	—	(154,003)	(154,003)
Currency translation adjustment	(7,417)	—	(7,417)
At December 31, 2018	$177,115	$(154,003)	$23,112
Impairments	—	(7,937)	(7,937)
Currency translation adjustment	47	—	47
At December 31, 2019	$177,162	$(161,940)	$15,222

We perform our annual impairment tests of goodwill as of December 31, or when there is an indication an impairment may have occurred. Under generally accepted accounting principles, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

During the second quarter of 2019, we performed an impairment test for goodwill using the quantitative method and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. Following the impairment, our tracer diagnostic services reporting unit has no remaining goodwill balance. In completing our annual evaluation, we elected to perform a qualitative assessment and determined that Repeat Precision, which has goodwill of $15.2 million, did not have a fair value below its net carrying value, and therefore, no impairment was required for this reporting unit for the year ended December 31, 2019.

On December 31, 2018, we performed our annual impairment test for goodwill using the quantitative method on each of our three reporting units. As a result of unfavorable oil and gas industry market conditions in late 2018 that continued to persist into 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we concluded that there had been an impairment because the carrying values exceeded the estimated fair values. We recorded impairment charges in the fourth quarter of 2018 in two reporting units, totaling $154.0 million. As a result of the impairment loss, we have no remaining goodwill in the fracturing systems and well construction reporting unit.

No goodwill impairments were recorded in 2017.

All goodwill impairment charges are included in “Impairments” in the consolidated statements of operations. See “Note 2. Summary of Significant Accounting Policies” for additional information.

Identifiable intangibles by major asset class consist of the following (in thousands):

		December 31, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,721	$(2,380)	$15,341
Trademarks	5 - 10	1,600	(373)	1,227
Customer relationships	10 - 21	28,689	(3,928)	24,761
Internally developed software	5	4,904	(985)	3,919
Total identifiable intangibles		$52,914	$(7,666)	$45,248

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2018
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,289	$(516)	$16,773
Trademarks	5 - 10	1,600	(213)	1,387
Customer relationships	10 - 21	28,544	(2,339)	26,205
Internally developed software	5	4,620	—	4,620
Total identifiable intangibles		$52,053	$(3,068)	$48,985

Identifiable intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No finite-lived intangible impairments were recorded in 2019 or 2017.

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

Total amortization expense, which is associated with the selling, general and administrative expenses income statement line item, for the years ended December 31, 2019, 2018 and 2017 was $4.6 million, $13.1 million and $24.5 million, respectively.

The total weighted average amortization period is 15 years and estimated future amortization expense is as follows (in thousands):

2020	$4,576
2021	4,576
2022	4,576
2023	4,576
2024	3,591
Thereafter	23,353
Total	$45,248

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Accrued payroll and bonus	$2,558	$2,627
Property and franchise taxes accrual	462	424
Accrued other miscellaneous liabilities	431	1,033
	$3,451	$4,084

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt

Our long-term debt consists of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Prior Senior Secured Credit Facility	$—	$20,000
New Senior Secured Credit Facility	10,000	—
Equipment notes	—	2,412
Finance leases	2,917	3,279
Total debt	12,917	25,691
Less: current portion	(1,481)	(2,236)
Long-term debt	$11,436	$23,455

The estimated fair value of total debt for the years ended December 31, 2019 and 2018 was $12.5 million and $25.3 million, respectively. The carrying value of the senior secured revolving credit facility and the lines of credit approximated the fair value of debt as they can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

We incurred interest expense related to the Prior Senior Secured Credit Facility, including commitment fees, of $0.5 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The New Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “New U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “New Canadian Facility”). The New Senior Secured Credit Facility will mature on May 1, 2023, which is the day we expect to repay it.  As of December 31, 2019, we had $10.0 million in outstanding indebtedness under the New U.S. Facility and no outstanding indebtedness under the New Canadian Facility.

Borrowings under the New U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the New Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the New Credit Agreement. Borrowings under the New Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the New Credit Agreement), in each case, plus an applicable interest margin as set forth in the New Credit Agreement. The applicable interest rate at December 31, 2019 was 5.375%. We incurred interest expense related to the New Senior Secured Credit Facility, including commitment fees, of $0.7 million for the year ended December 31, 2019.

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

The New Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the New U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of December 31, 2019, we were in compliance with these financial covenants. The New Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the New U.S. Facility and the New Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the New U.S. Facility and the

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under each of the New U.S. Facility and the New Canadian Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure such facility.

Direct costs of $0.9 million were incurred in connection with the New Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. Additionally, $0.3 million of unamortized deferred costs related to the Prior Senior Secured Credit Facility are also being amortized over the term of the New Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.2 million was included in interest expense, net for the year ended December 31, 2019.

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. It bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is secured against equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 14, 2020. The note is scheduled to mature on February 14, 2021. No other terms were changed. For the years ended December 31, 2019 and 2018, we had no outstanding indebtedness under the promissory note.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on February 27, 2021 and is collateralized by certain property. During the first quarter of 2019, the equipment note was paid in full and we had no outstanding indebtedness under the equipment note as of December 31, 2019. As of December 31, 2018, the outstanding balance on the equipment note was $0.4 million.

In September 2018, Repeat Precision entered into an equipment note for an aggregate borrowing capacity of $3.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on June 7, 2023 and is collateralized by certain property. As of December 31, 2019, we had no outstanding indebtedness under the equipment note. At December 31, 2018, the outstanding balance on the equipment note was $2.0 million.

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

In early February 2019, we filed a lawsuit against Diamondback Industries, Inc. (“Diamondback”) in the United States District Court for the Western District of Texas, Waco Division, alleging patent infringement, breach of contract and related claims stemming from Diamondback’s breach of an exclusive license, granted by Diamondback to Repeat Precision, to a patent necessary for the manufacture and sale of a disposable setting tool. Around the same time, Diamondback filed a lawsuit against Repeat Precision and various NCS entities in an effort to invalidate the exclusive license agreement and requested monetary damages. We believe the exclusive license is enforceable and there is no basis to support the claims asserted by Diamondback and have vigorously enforced our rights under the license agreement and at law, including claims for injunctive relief and monetary damages. The lawsuit was heard by the court in early 2020 and we are awaiting the judgment.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 3, 2017, we received $0.9 million resulting from an arbitration case that was decided in our favor in February 2017. This was recorded as other income, net in our consolidated statements of operations for the year ended December 31, 2017.

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

Authorized and Outstanding Shares

On April 27, 2017, our certificate of incorporation was amended and restated and the number of shares of common stock authorized to be issued by us was increased from 54,000,000 to 225,000,000 and the number of our authorized shares of preferred stock was increased from one share to 10,000,000 shares. As of December 31, 2019 and 2018, 46,813,117 and 45,072,463 shares of common stock were outstanding, respectively. Additionally, one share of preferred stock, designated as the “Special Voting Share” in our amended and restated certificate of incorporation, was issued and outstanding as of December 31, 2018. No shares of preferred stock were outstanding as of December 31, 2019.

Voting

The holders of common stock are entitled to one vote for each share of common stock held. The holder of the Special Voting Share was entitled to vote on all matters that a holder of common stock is entitled to vote on and was entitled to cast a number of votes equal to the number of exchangeable shares of NCS Multistage Inc. (“NCS Canada”), a subsidiary of the Company, then outstanding that are not owned by us, multiplied by the exchange ratio (as defined in the articles of incorporation of NCS Canada). In connection with our stock split, the exchange ratio was adjusted to three from one. As of December 31, 2018, the number of shares of common stock issuable for the exchangeable shares totaled 1,326,935 and was held by the preferred stockholder. On February 15, 2019, we issued 1,326,935 shares of common stock to Cemblend Systems, Inc. in exchange for shares of one of our wholly-owned subsidiaries. There are no remaining exchangeable shares.

Dividends

The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board. The holder of the Special Voting Share was not entitled to receive dividends. No dividends were declared during the periods ended December 31, 2019 or December 31, 2018.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Share-Based Compensation

Equity Incentive Plans

We maintain two equity incentive plans for the benefit of our employees, directors and other service providers: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2017 Equity Incentive Plan (the “2017 Plan”). The following is a summary of certain features of the 2012 Plan and the 2017 Plan.

2012 Plan

The 2012 Plan provided awards to our employees, directors and consultants prior to our IPO. We no longer grant awards under the 2012 Plan. The 2012 Plan is administered by the Compensation, Nominating and Governance Committee of our Board. The 2012 Plan has a total of 2,463,501 shares authorized for issuance. Awards granted under the 2012 Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration. There remain 2,110,931 options outstanding and 1,675,934 options exercisable that were granted pursuant to the 2012 Plan as of December 31, 2019.

2017 Plan

The 2017 Plan was adopted in connection with our IPO and provides for awards of stock options, stock appreciation rights, restricted stock awards, RSUs, stock awards and performance awards. Awards under the 2017 Plan may be granted to any employee, non-employee director, consultant or other personal service provider to us or any of our subsidiaries. The 2017 Plan is administered by a plan administrator, which is the Compensation, Nominating and Governance Committee or such other committee of the Board or the Board as a whole, in each case as determined by the Board. The 2017 Plan was established with the authorization for grants of up to of 4,532,523 shares of authorized but unissued shares of common stock. As of December 31, 2019, the total number of shares available for future issuance under the 2017 Plan is 2,305,841.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected dividend yield—We do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The weighted average assumptions used to estimate the fair value of stock options granted in 2017 were as follows:

Expected volatility	44.4%
Average risk free interest rate	2.0%
Expected term (in years)	6.0
Expected dividends	—%

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

Expected volatility	44.4%
Average risk free interest rate	1.7%
Expected term (in years)	4.6
Expected dividends	—%

The following table summarizes stock option activity during the year ended December 31, 2019:

2012 Equity Plan and 2017 Equity Plan	Service Based Options	Liquidity Options	Total Options	Service Based Weighted Average Exercise Price	Liquidity Based Weighted Average Exercise Price	Service Based Weighted Average Remaining Contractual Life (Years)	Liquidity Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2018	973,434	1,449,261	2,422,695	$6.14	$6.18	4.21	4.17
Granted during the year	—	—	—	—	—
Exercised during the year	—	—	—	—	—
Forfeited during the year	(2,472)	(60,309)	(62,781)	10.68	6.31
Expired during the year	(115,718)	(120,618)	(236,336)	6.22	6.31
Outstanding at December 31, 2019	855,244	1,268,334	2,123,578	$6.12	$6.16	3.22	3.16
Unvested as of December 31, 2019	13,477	425,735	439,212	12.13	6.17
Exercisable as of December 31, 2019	841,767	842,599	1,684,366	$6.02	$6.15	3.16	3.15

The weighted average grant-date fair value of service-based option awards granted during the year 2017 was $7.61. The weighted average grant-date fair value of the Liquidity Options at the amendment date of April 27, 2017 was $11.69.

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in the money options. As of December 31, 2019, our outstanding and exercisable aggregate intrinsic values were each $46 thousand. The unvested aggregate intrinsic value had no value at December 31, 2019. No options were exercised during the years ended December 31, 2019. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 for all equity incentive plans was $9.8 million and $14 thousand, respectively. The income tax benefit realized from stock options exercised was $0.5 million for the year ended December 31, 2018.

As of December 31, 2019, there was $1.7 million of total unrecognized compensation cost related to options, which we expect to recognize over a weighted average period of less than one year.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Upon completion of our IPO and pursuant to the 2017 Plan, we began granting RSUs. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our stock on the date of grant, and recognize the compensation expense in the financial statements over the requisite service period. RSUs generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant other than those issued to members of our Board. Prior to 2019, the RSUs for the members of our Board generally vested on the one year anniversary of the grant date but will settle for shares of common stock on a one-for-one basis within thirty days following the earliest of (i) one year following the termination of the person’s service for any reason other than cause, (ii) a change of control or (iii) the fifth anniversary of the grant date. Beginning in 2019, the RSUs for the members of our Board either settle within thirty days of vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

The following table summarizes RSU activity during the year ended December 31, 2019:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	646,635	$15.18
Granted	1,030,216	5.28
Vested (including 52,053 shares that have not been released)	(258,451)	15.33
Forfeited	(78,972)	8.71
Non-vested at December 31, 2019	1,339,428	$7.92

The total value of shares vested and released was $1.0 million and $0.6 million during the years ended December 31, 2019 and 2018. For 2019 and 2018, the income tax benefit recognized for RSUs was $0.2 million and $0.1 million, respectively. No RSUs vested during the year ended December 31, 2017. As of December 31, 2019, there was $6.6 million of total unrecognized compensation cost related to RSUs, which we expect to recognize over a weighted average period of two years.

Equivalent Stock Unit Awards

During 2019, we began granting ESUs. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed two times the fair market value of our common stock as of the day before the grant date. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, they are remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled.

The following table summarizes ESU activity during the year ended December 31, 2019:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	—	$-
Granted	625,488	5.51
Vested	—	—
Forfeited	(48,428)	5.51
Non-vested at December 31, 2019	577,060	$5.51

As of December 31, 2019, the total liability for ESUs was $0.3 million.

Performance Stock Unit Awards

We have granted PSUs to certain executives on an annual basis since 2018. PSUs provide for the recipients to receive a grant of shares of common stock based upon the achievement of certain performance goals over a specified period established by the Compensation, Nominating, and Corporate Governance Committee. The number of PSUs ultimately issued is dependent upon our total shareholder return relative to our performance peer group (“relative TSR”) over a three-year performance period. Each PSU will settle for between zero and two shares of our common stock. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 65% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of the PSUs in 2019 and 2018 were measured using a Monte Carlo simulation with the following assumptions with the resulting weighted-average fair value per share:

	2019	2018
Grant date	February 28, 2019	March 1, 2018
Performance period	January 1, 2019 to December 31, 2021	January 1, 2018 to December 31, 2020
Volatility	63.2%	54.3%
Risk-free interest rate	2.5%	2.3%
Expected dividends	—%	—%
Grant date price	$5.51	$14.53
Weighted-average fair value per share	$6.50	$17.37

The following table summarizes PSU activity during the year ended December 31, 2019:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	156,516	$17.37
Granted	377,334	6.50
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2019	533,850	$9.69

As of December 31, 2019, there was $2.7 million of total unrecognized compensation cost related to PSUs, which we expect to recognize over a weighted average period of two years.

Employee Stock Purchase Plan

On August 3, 2017, our Board adopted our ESPP. When adopted, there were an aggregate of 2,000,000 shares of our common stock reserved for issuance and sale pursuant to the ESPP. The ESPP allows eligible employees to contribute, subject to any other plan limitations including a maximum share purchase cap of 1,041 shares per offering period, up to 18% of their base salary, up to a maximum of $12.5 thousand per offering period, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The U.S. ESPP is designed to be qualified under Section 423 of the Internal Revenue Code. As of December 31, 2019, there were 1,728,322 shares available for issuance in the ESPP. In January 2019, we issued 156,486 shares of our common stock to our employees in connection with the settlement of the purchase of shares for the October 16, 2017 to December 31, 2018 offering period. In July 2019, we issued 115,192 shares of our common stock to our employees in connection with the settlement of the purchase of shares for the January 1, 2019 to June 30, 2019 offering period. Both of these issuances increased our common stock outstanding. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019.

The fair values of the ESPP for the January 1, 2019 to June 30, 2019 and October 16, 2017 to December 31, 2018 offering periods were estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	January 1, 2019 to June 30, 2019	October 16, 2017 to December 31, 2018
Expected volatility	82.8%	38.8%
Average risk free interest rate	2.5%	1.4%
Expected dividends	—%	—%
Weighted-average fair value per share	$2.02	$7.16

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Share Based Compensation Expense

The following table summarizes share-based compensation expense recognized in SG&A expense in our consolidated statements of operations and our related tax benefit for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	$5,263	$5,865	$5,218
Restricted stock units	5,032	3,672	775
Equivalent stock units	338	-	-
Performance stock unit awards	1,682	800	-
ESPP	227	593	115
Total share-based compensation expense	$12,542	$10,930	$6,108
Related income tax benefit	$157	$1,698	$2,529

Note 13.  Employee Benefit Plan

Our U.S. employees are eligible to participate in a 401(k) plan sponsored by us. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Under the terms of the 401(k) plan, we match 100% of the first 3% of eligible compensation an employee contributes. Additionally, for contributing in excess of the first 3% of eligible compensation we provide a 50% match on any employee contribution up to 5% of eligible compensation. Similarly, our Canadian employees are eligible to participate in the Group Registered Retirement Savings Program. All eligible employees may make tax deferred contributions to the plan. Contributions made on behalf of Canadian employees by NCS are taxable income to the employee and may not exceed the Canadian Revenue Agency’s deduction limit for the given year. Our contributions to these benefit plans were $1.5 million, $1.3 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 14. Leases

We determine if a contract contains a lease at the inception of an arrangement. If so, ROU assets representing the right to use an underlying asset for the lease term and lease liabilities representing an obligation to make lease payments arising from the lease are included on the consolidated balance sheet.

We have operating and finance leases for facilities, vehicles, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from five to ten years with exercise of lease renewal options being at the sole discretion of NCS as lessee. Certain leases also include options to purchase the leased property. Some leases may include an option to terminate the contract with notice. ROU assets and lease liabilities with a term of longer than 12 months are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, our interest rate under the senior secured revolving credit facility, adjusted on an annual basis, is used as an incremental borrowing rate applied to the present value calculation at the lease commencement date unless the implicit rate is readily determinable. Lease expense for operating leases is recognized on a straight-line basis over the lease term. At adoption, ROU assets included any lease payments already made and excluded any initial direct costs.

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

As of December 31, 2019, we do not have any lessor leases. We do have additional operating leases that have not yet commenced in the amount of $8.0 million.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases are as follows (in thousands):

		December 31,
Leases	Consolidated Balance Sheet Classification	2019
Assets
Operating lease right-of-use assets	Deposits and other assets	$5,071
Finance lease right-of-use assets (1)	Property and equipment, net	3,379
Total leased right-of-use assets		$8,450

Liabilities
Current
Operating lease liabilities	Other current liabilities	$2,052
Finance lease liabilities	Current maturities of long-term debt	1,481

Noncurrent
Operating lease liabilities	Other long-term liabilities	3,487
Finance lease liabilities	Long-term debt, less current maturities	1,436
Total lease liabilities		$8,456

_______________

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $2.4 million as of December 31, 2019.

The components of lease expense are as follows (in thousands):

		Year Ended
Lease Cost	Consolidated Statements of Operations Classification	December 31, 2019
Operating lease cost	Cost of sales; Selling, general and administrative expenses	$2,891
Finance lease cost
Amortization of right-of-use assets	Depreciation	1,409
Interest on lease liabilities	Interest expense, net	257
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	898
Total lease cost		$5,455

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2020	$2,301	$1,653
2021	1,722	1,049
2022	929	453
2023	423	—
2024	321	—
Thereafter	416	—
Total lease payments	$6,112	$3,155
Less: interest	573	238
Present value of lease liabilities	$5,539	$2,917

Lease term and discount rate consist of the following:

December 31,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years):
Operating leases	2.9
Finance leases	1.6
Weighted-average discount rate:
Operating leases	5.9%
Finance leases	5.5%

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow and other information related to leases are as follows (in thousands):

Year Ended
December 31,
Other Information	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,278
Operating cash flows from finance leases	257
Financing cash flows from finance leases	1,705
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$328
Finance leases	1,383

Future annual commitments at December 31, 2018 under ASC 840 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$2,867	$1,768
2020	1,276	973
2021	757	686
2022	434	198
2023	292	—
Thereafter	398	—
Total lease payments	$6,024	$3,625
Less: interest	—	346
Present value of lease liabilities	$6,024	$3,279

Note 15.  Income Taxes

The provision (benefit) from income taxes consists of the following for the years ended December 31, 2019,  2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit)
U.S. Federal	$(382)	$1,241	$11,786
State	221	240	628
Foreign	1,913	4,307	7,215
Total current	1,752	5,788	19,629
Deferred tax expense (benefit)
U.S. Federal	$8,746	$(9,525)	$(14,389)
State	580	(599)	(299)
Foreign	(326)	(18,716)	(4,271)
Total deferred	9,000	(28,840)	(18,959)
Total income taxes	$10,752	$(23,052)	$670

The following is the domestic and foreign components of our (loss) income before income taxes for the years ended December 31, 2019,  2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. Federal	$(13,762)	$(52,523)	$(6,337)
Foreign	1,696	(155,760)	8,299
(Loss) income before income tax	$(12,066)	$(208,283)	$1,962

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate for the years ended December 31, 2019,  2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Income tax at federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in income taxes resulting from
Impairment expense	(2.6)%	(15.7)%	-%
Foreign taxes on U.S. income	(12.1)%	-%	-%
Non-controlling interest gain/losses	15.7%	0.5%	35.5%
U.S. tax on foreign earnings	(5.7)%	1.5%	200.5%
Deferred tax adjustment for foreign book value and tax basis differences	-%	-%	(197.3)%
Nondeductible expenses	(3.7)%	(0.2)%	36.6%
Deductible foreign taxes	2.7%	-%	-%
Non U.S. income taxed at different rates	(1.2)%	4.5%	(16.9)%
Research and other tax credits	6.4%	0.4%	(44.0)%
Effect of rate change on deferred tax	1.9%	-%	(24.3)%
Stock-based compensation	(7.7)%	(0.2)%	22.1%
Manufacturing deduction	-%	-%	(23.8)%
State taxes	4.1%	0.2%	8.6%
Change in valuation allowance	(108.6)%	(0.5)%	(2.3)%
Other	0.7%	(0.4)%	4.4%
Income tax	(89.1)%	11.1%	34.1%

We recorded a tax expense (benefit) of $10.8 million, $(23.1) million and $0.7 million for the years ended December 31, 2019,  2018 and 2017, respectively. For the years ended December 31, 2019,  2018 and 2017, our effective tax rate was (89.1)%,  11.1% and 34.1%.  Included in tax expense for the year ended December 31, 2019 of approximately $13.1 million was a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. The income tax benefit and effective tax rate for the year ended December 31, 2018 was significantly impacted by the income tax rate change from 35% to 21% and the one time impairment charge which resulted in a corresponding decrease in the effective tax rate of 15.7%. During the year ended December 31, 2017 the income tax expense and effective tax rate differences included several offsetting items, including the effect of recording a tax expense for the enacted U.S. tax reform legislation commonly referred to as the 2017 Tax Act of $3.9 million, not providing U.S. income taxes on the undistributed earnings of foreign subsidiaries because we intended to permanently reinvest such earnings outside the U.S. and a tax benefit for the reversal of our deferred tax liability due to the change in our foreign unremitted earnings assertion of $3.9 million. During the first quarter of 2017, we changed our assertion to state that undistributed foreign earnings are indefinitely or permanently reinvested as a result of cash proceeds received from the IPO during May 2017, a portion of which was used to pay off existing debt.

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

For our calendar year beginning in 2018 we are subject to several provisions of the 2017 Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We were able to make a reasonable estimate of the impact of each provision of the 2017 Tax Act on our effective tax rate for the years ended December 31, 2019 and 2018.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Accruals not currently deductible	$6,076	$4,045
Depreciation and amortization	5,097	667
Foreign tax credit carryforward	778	1,120
Other	2,343	1,587
	14,294	7,419
Valuation allowance for deferred tax assets	(14,226)	(1,120)
Total deferred tax assets	68	6,299
Deferred tax liabilities
Depreciation and amortization	(3,006)	—
Foreign currency translation	(7)	(105)
Other	(5)	—
Total deferred tax liabilities	(3,018)	(105)
Net deferred tax assets(liabilities)	$(2,950)	$6,194

The above are included in the accompanying consolidated balance sheet as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets—noncurrent	$6	$9,326
Deferred income tax liabilities—noncurrent	(2,956)	(3,132)
	$(2,950)	$6,194

A valuation allowance has been provided for the $14.2 million U.S. deferred tax asset as of December 31, 2019. We believe we have not met the more likely than not condition of realizing the benefit of this asset based on management’s position on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit as well as the tax effect of a non-deductible goodwill impairment. A valuation allowance has also been recorded for a foreign tax credit carryforward as of December 31, 2019 in the amount of $0.8 million. The foreign tax credit carryforward will expire beginning in 2028.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  (Loss) Earnings Per Share

The following table presents the reconciliation of the numerator and denominator for calculating loss (earnings) per share from net (loss) income (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator—Basic
Net (loss) income	$(22,818)	$(185,231)	$1,292
Less: income attributable to participating shares	—	—	55
Less: income (loss) attributable to non-controlling interest	10,005	5,086	(810)
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Basic	$(32,823)	$(190,317)	2,047

Numerator—Diluted
Net (loss) income	$(22,818)	$(185,231)	$1,292
Less: income (loss) attributable to non-controlling interest	10,005	5,086	(810)
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Diluted	$(32,823)	$(190,317)	$2,102

Denominator
Basic weighted average number of shares	46,643	44,788	40,484
Exchangeable shares for common stock	—	—	1,786
Dilutive effect of stock options, RSUs, PSUs and ESPP	—	—	1,313
Diluted weighted average number of shares	46,643	44,788	43,583

(Loss) earnings per common share
Basic	$(0.70)	$(4.25)	$0.05
Diluted	$(0.70)	$(4.25)	$0.05

Potentially dilutive securities excluded as anti-dilutive	4,272	3,572	—

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business (see “Note 1. Organization and Basis of Presentation”).

Revenue by country for 2019,  2018 and 2017 is attributed based on the current billing address of the customer. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States
Product sales	$79,128	$67,458	$41,261
Services	24,163	35,984	22,659
Total United States	103,291	103,442	63,920
Canada
Product sales	59,895	80,871	96,716
Services	26,668	28,607	31,183
Total Canada	86,563	109,478	127,899
Other Countries
Product sales	6,803	8,452	6,689
Services	8,828	5,591	3,126
Total Other Countries	15,631	14,043	9,815
Total
Product sales	145,826	156,781	144,666
Services	59,659	70,182	56,968
Total revenues	$205,485	$226,963	$201,634

The following table summarizes long-lived assets by geographic area (in thousands):

	December 31,	December 31,
	2019	2018
United States	$15,939	$16,475
Canada	16,246	15,292
Other Countries	789	529
	$32,974	$32,296

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Quarterly Financial Data (Unaudited)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Revenue	$52,850	$39,768	$60,773	$52,094
Cost of sales	26,763	23,081	32,209	25,977
Gross profit (1)	25,139	15,671	27,562	25,106
Impairment	—	7,919	—	—
Income (loss) from operations	437	(16,757)	5,509	1,320
Net (loss) income	(9,878)	(19,568)	6,609	19
Net (loss) income attributable to NCS Multistage Holdings, Inc.	(11,966)	(22,301)	3,621	(2,177)
(Loss) earnings per common share
Basic (2)	$(0.26)	$(0.48)	$0.08	$(0.05)
Diluted (2)	$(0.26)	$(0.48)	$0.08	$(0.05)

2018
Revenue	$70,686	$43,398	$62,691	$50,188
Cost of sales	33,592	19,912	28,817	25,985
Gross profit (1)	36,391	22,749	33,107	23,337
Impairments	-	-	-	227,543
Income (loss) from operations	13,000	(3,291)	11,954	(228,327)
Net income (loss)	11,865	(2,818)	7,766	(202,044)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	10,978	(4,053)	6,323	(203,565)
Earnings (loss) per common share
Basic (2)	$0.24	$(0.09)	$0.14	$(4.51)
Diluted (2)	$0.23	$(0.09)	$0.13	$(4.51)

___________________________

(1)	Gross profit is defined as total revenue less cost of sales less depreciation and amortization attributed to cost of sales.
(2)

The sum of the individual quarterly earnings per share amounts may not agree with the annual amount reported as each quarterly computation is based on the weighted average number of common shares outstanding during the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2019.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

On January 2, 2019, we implemented the first phase of our ERP system, which was designed to upgrade our technology and improve our financial and operational information. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

With the exception of the ERP implementation described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2020 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information relating to the number of shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2019, including the 2017 Plan, the 2012 Plan, and the ESPP:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans
Approved by stockholders	4,094,494	$6.14	4,344,026
Not approved by stockholders	—	$—	—

________________

(1)

Includes common stock underlying shares to be issued in connection with vested RSUs subject to delayed settlement. Also, includes common stock underlying outstanding PSUs, stock options and RSUs. The number of shares subject to outstanding PSUs is based on the target number of shares subject to each award and payments could occur at larger amounts if performance metrics are met.

(2)	RSUs and PSUs are excluded when determining the weighted-average exercise price.
(3)	Includes 1,728,322 shares remaining available for issuance under the ESPP. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019.

The other information required by this Item will be included in the Company’s 2020 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2020 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in the Company’s 2020 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

	3.2	Amended and Restated Bylaws of NCS Multistage Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38071) filed on May 3, 2017).
*	4.1	Description of Securities.
	4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38071) filed on May 3, 2017).
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

	10.2

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

	10.3

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

	10.5

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

†	10.6

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

†	10.8

NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-220165) filed on August 25, 2017).

†	10.9	First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).
†	10.10

Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 6, 2019).

†	10.11

NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-220165) filed on August 25, 2017).

†	10.12	First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 19, 2018).
†	10.13

Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 6, 2019).

†	10.14	Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2019).
†	10.15

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.16

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

†	10.18	Form of Equivalent Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019).
†	10.19

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 9, 2017).

†	10.20

Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).

†	10.21

Form of Equivalent Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 8, 2019).

†	10.22

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Robert Nipper, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2017).

†	10.23

Amended and Restated Employment Agreement between NCS Multistage Inc. and Marty Stromquist, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.24

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2017).

†	10.25	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).
	10.26

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

	10.27

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

	10.28

Subscription Agreement, dated as of December 22, 2015, by and between NCS Multistage Holdings, Inc. (formerly known as Pioneer Super Holdings, Inc.) and Advent-NCS Acquisition Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on March 9, 2017).

	10.29

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

Date: March 3, 2020	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2020.

Signature	Title
/s/ Robert Nipper	Chief Executive Officer and Director
Robert Nipper	(Principal Executive Officer)

/s/ Marty Stromquist	President and Director
Marty Stromquist

/s/ Ryan Hummer	Chief Financial Officer
Ryan Hummer	(Principal Financial Officer)

/s/ Wade Bitter	Chief Accounting Officer and Treasurer
Wade Bitter	(Principal Accounting Officer)

/s/ Michael McShane	Chairman
Michael McShane

/s/ John Deane	Director
John Deane

/s/ Matthew Fitzgerald	Director
Matthew Fitzgerald

/s/ Gurinder Grewal	Director
Gurinder Grewal

/s/ David McKenna	Director
David McKenna

/s/ Valerie Mitchell	Director
Valerie Mitchell

/s/ Franklin Myers	Director
Franklin Myers

/s/ W. Matt Ralls	Director
W. Matt Ralls