Form 10-Q
period 2020-03-31
NCS Multistage Holdings, Inc.
filed 2020-05-12
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 47,166,089 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$15,485	$11,243
Accounts receivable—trade, net	42,007	41,960
Inventories, net	38,592	39,921
Prepaid expenses and other current assets	2,394	2,444
Other current receivables	5,047	5,028
Total current assets	103,525	100,596
Noncurrent assets
Property and equipment, net	21,132	32,974
Goodwill	15,222	15,222
Identifiable intangibles, net	2,848	45,248
Operating lease assets	6,932	5,071
Deposits and other assets	2,950	3,460
Deferred income taxes, net	72	6
Total noncurrent assets	49,156	101,981
Total assets	$152,681	$202,577
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,818	$8,549
Accrued expenses	3,784	3,451
Income taxes payable	2,318	1,883
Operating lease liabilities	2,210	2,052
Current maturities of long-term debt	1,502	1,481
Other current liabilities	1,692	2,364
Total current liabilities	19,324	19,780
Noncurrent liabilities
Long-term debt, less current maturities	16,184	11,436
Operating lease liabilities, long-term	5,248	3,487
Other long-term liabilities	1,242	1,373
Deferred income taxes, net	1,545	2,956
Total noncurrent liabilities	24,219	19,252
Total liabilities	43,543	39,032
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 47,387,778 shares issued and 47,157,258 shares outstanding at March 31, 2020 and 46,905,782 shares issued
and 46,813,117 shares outstanding at December 31, 2019	474	469
Additional paid-in capital	427,578	424,633
Accumulated other comprehensive loss	(86,060)	(80,811)
Retained deficit	(250,578)	(199,029)
Treasury stock, at cost; 230,520 shares at March 31, 2020 and 92,665 shares
at December 31, 2019	(803)	(652)
Total stockholders’ equity	90,611	144,610
Non-controlling interest	18,527	18,935
Total equity	109,138	163,545
Total liabilities and stockholders' equity	$152,681	$202,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Product sales	$39,430	$37,232
Services	15,120	15,618
Total revenues	54,550	52,850
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	23,448	16,746
Cost of services, exclusive of depreciation and amortization expense shown below	7,166	10,017
Total cost of sales, exclusive of depreciation and amortization expense shown below	30,614	26,763
Selling, general and administrative expenses	20,835	23,026
Depreciation	1,452	1,426
Amortization	1,133	1,161
Change in fair value of contingent consideration	—	37
Impairment	50,194	—
(Loss) income from operations	(49,678)	437
Other income (expense)
Interest expense, net	(322)	(517)
Other income, net	158	73
Foreign currency exchange gain (loss)	10	(297)
Total other expense	(154)	(741)
Loss before income tax	(49,832)	(304)
Income tax (benefit) expense	(925)	9,574
Net loss	(48,907)	(9,878)
Net income attributable to non-controlling interest	2,642	2,088
Net loss attributable to NCS Multistage Holdings, Inc.	$(51,549)	$(11,966)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(1.10)	$(0.26)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(1.10)	$(0.26)
Weighted average common shares outstanding
Basic	47,049	45,974
Diluted	47,049	45,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(48,907)	$(9,878)
Foreign currency translation adjustments, net of tax of $0	(5,249)	1,537
Comprehensive loss	(54,156)	(8,341)
Less: Comprehensive income attributable to non-controlling interest	2,642	2,088
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(56,798)	$(10,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2019	—	$—	46,905,782	$469	$424,633	$(80,811)	$(199,029)	(92,665)	$(652)	$18,935	$163,545
Share-based compensation	—	—	—	—	2,950	—	—	—	—	—	2,950
Net (loss) income	—	—	—	—	—	—	(51,549)	—	—	2,642	(48,907)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,050)	(3,050)
Vesting of restricted stock	—	—	481,996	5	(5)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(137,855)	(151)	—	(151)
Currency translation adjustment	—	—	—	—	—	(5,249)	—	—	—	—	(5,249)
Balances as of March 31, 2020	—	$—	47,387,778	$474	$427,578	$(86,060)	$(250,578)	(230,520)	$(803)	$18,527	$109,138

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2018	1	$—	45,100,771	$451	$411,423	$(84,030)	$(166,206)	(28,308)	$(337)	$14,930	$176,231
Share-based compensation	—	—	—	—	2,968	—	—	—	—	—	2,968
Net (loss) income	—	—	—	—	—	—	(11,966)	—	—	2,088	(9,878)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(600)	(600)
Vesting of restricted stock	—	—	168,563	2	(2)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(54,529)	(309)	—	(309)
Proceeds from the issuance of ESPP shares	—	—	156,486	2	675	—	—	—	—	—	677
Cemblend exchangeable shares	(1)	—	1,326,935	13	(13)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	1,537	—	—	—	—	1,537
Balances as of March 31, 2019	—	$—	46,752,755	$468	$415,051	$(82,493)	$(178,172)	(82,837)	$(646)	$16,418	$170,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(48,907)	$(9,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,585	2,587
Impairment	50,194	—
Amortization of deferred loan cost	75	83
Share-based compensation	2,883	3,058
Provision for inventory obsolescence	237	(98)
Deferred income tax (benefit) expense	(1,238)	9,136
Loss (gain) on sale of property and equipment	46	(50)
Change in fair value of contingent consideration	—	37
Provision for doubtful accounts	383	573
Payment of contingent consideration	—	(3,042)
Proceeds from note receivable	276	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(2,716)	(6,312)
Inventories, net	(442)	(1,303)
Prepaid expenses and other assets	(2,645)	326
Accounts payable—trade	343	3,462
Accrued expenses	494	(1,177)
Other liabilities	1,758	(777)
Income taxes receivable/payable	282	364
Net cash provided by (used in) operating activities	3,608	(3,011)
Cash flows from investing activities
Purchases of property and equipment	(458)	(2,505)
Purchase and development of software and technology	—	(491)
Proceeds from sales of property and equipment	20	169
Net cash used in investing activities	(438)	(2,827)
Cash flows from financing activities
Equipment note borrowings	—	835
Payments on equipment note and finance leases	(432)	(1,319)
Line of credit borrowings	5,000	—
Payment of contingent consideration	—	(6,958)
Treasury shares withheld	(151)	(309)
Distribution to noncontrolling interest	(3,050)	(600)
Proceeds from the issuance of ESPP shares	—	677
Net cash provided by (used in) financing activities	1,367	(7,674)
Effect of exchange rate changes on cash and cash equivalents	(295)	365
Net change in cash and cash equivalents	4,242	(13,147)
Cash and cash equivalents beginning of period	11,243	25,131
Cash and cash equivalents end of period	$15,485	$11,984
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$301	$837
Leased assets obtained in exchange for new operating lease liabilities	$2,572	$179

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which we have a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our”  and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through service facilities principally located in Houston and Midland, Texas; Tulsa and Oklahoma City, Oklahoma; Billings, Montana; Morgantown, West Virginia; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. The Condensed Consolidated Balance Sheet at December 31, 2019 is derived from our audited financial statements. However, certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted or condensed as permitted by the rules and regulations of the SEC, and, therefore, these interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 3, 2020. In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. Certain reclassifications have been made to conform 2019 balances to our 2020 presentation on the condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40). The ASU aligns the requirements to capitalize implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements to capitalize implementation costs incurred to develop or obtain internal-use software. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We adopted ASU No. 2018-15 on a prospective basis on January 1, 2020, with no material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes and adds certain disclosure requirements on fair value measurements. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for all amendments. Further, entities may early adopt eliminated or modified disclosure requirements and delay the adoption of all new disclosure requirements until the effective date. We adopted ASU No. 2018-13 on January 1, 2020, with no material impact on our condensed consolidated financial statements.

Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or other interest rates used globally that could be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of the adoption of this guidance.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. For public

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entities, this guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred effective dates for certain ASUs. The effective date for ASU No. 2016-13 will remain the same for public business entities that are SEC filers, except for entities who are deemed smaller reporting companies (“SRC”). The effective date for all other entities, including SRCs, will begin after December 15, 2022 and interim periods within those fiscal years. NCS qualifies as a SRC. We are currently evaluating the impact of the adoption of this guidance.

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2020	2019
United States
Product sales	$17,440	$19,564
Services	3,528	5,781
Total United States	20,968	25,345
Canada
Product sales	20,807	16,621
Services	8,559	8,375
Total Canada	29,366	24,996
Other Countries
Product sales	1,183	1,047
Services	3,033	1,462
Total Other Countries	4,216	2,509
Total
Product sales	39,430	37,232
Services	15,120	15,618
Total revenues	$54,550	$52,850

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. We currently do not have any contract assets or non-current contract liabilities. The following table includes the current contract liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

Balance at December 31, 2019	$59
Additions	-
Revenue recognized	(5)
Balance at March 31, 2020	$54

Our contract liability as of March 31, 2020 and December 31, 2019 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are satisfied before the customer’s payment however prepayments may occasionally be required for international sales. Revenue recognized from the contract liability balance was $5 thousand and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less or we recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

Note 3.  Inventories, net

Inventories consist of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$1,788	$1,986
Work in process	230	523
Finished goods	36,574	37,412
Total inventories, net	$38,592	$39,921

Note 4.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Land	$1,524	$2,090
Building and improvements	7,264	12,242
Machinery and equipment	16,556	21,469
Computers and software	2,397	2,694
Furniture and fixtures	1,248	1,208
Vehicles	6,400	6,385
Service equipment	244	244
	35,633	46,332
Less: Accumulated depreciation and amortization	(14,956)	(14,333)
	20,677	31,999
Construction in progress	455	975
Property and equipment, net	$21,132	$32,974

The following table presents the depreciation expense associated with the following income statement line items for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of sales
Cost of product sales	$709	$642
Cost of services	290	306
Selling, general and administrative expenses	453	478
Total depreciation	$1,452	$1,426

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We performed an impairment analysis to assess the recoverability of the carrying values for our property and equipment as of March 31, 2020 because we determined that a triggering event had occurred. Evidence of a triggering event included the current industry conditions, such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the Coronavirus disease 2019 (“COVID-19”) pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we recorded an impairment charge of $9.7 million in our property and equipment, primarily related to our land, building and improvements and

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

machinery and equipment, because the carrying value exceeded the estimated fair values as of March 31, 2020. There was no impairment charge recorded on our property and equipment for the three months ended March 31, 2019.

Note 5.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
At December 31, 2018	$177,115	$(154,003)	$23,112
Impairment	—	(7,937)	(7,937)
Currency translation adjustment	47	—	47
At December 31, 2019	$177,162	$(161,940)	$15,222
Impairment	—	—	—
At March 31, 2020	$177,162	$(161,940)	$15,222

We perform our annual impairment analysis of goodwill as of December 31, or when there is an indication an impairment may have occurred. As of March 31, 2020, we performed a quantitative impairment analysis for goodwill utilizing a market participant perspective and determined that the fair value exceeded the carrying value of our Repeat Precision reporting unit. Accordingly, there was no impairment charge recorded for the three months ended March 31, 2020. There was no impairment charge recorded for goodwill for the three months ended March 31, 2019.

During the second quarter of 2019, we performed an impairment analysis for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America at the time of our analysis. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. Following the impairment, our tracer diagnostic services reporting unit has no remaining goodwill balance as of June 30, 2019.

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2020
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 18	$109	$(63)	$46
Customer relationships	10	4,100	(1,298)	2,802
Total identifiable intangibles		$4,209	$(1,361)	$2,848

		December 31, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,721	$(2,380)	$15,341
Trademarks	5 - 10	1,600	(373)	1,227
Customer relationships	10 - 21	28,689	(3,928)	24,761
Internally developed software	5	4,904	(985)	3,919
Total identifiable intangibles		$52,914	$(7,666)	$45,248

Total amortization expense, which is associated with the selling, general and administrative expenses income statement line item, was $1.1 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

Identifiable intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. On March 31, 2020, we evaluated our finite-lived intangible assets for impairment due to current industry conditions including a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we determined that the carrying values of certain intangible assets were no longer

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recoverable, which resulted in an impairment charge of $11.9 million in the asset group that includes fracturing systems and well construction related to technology and internally-developed software and an impairment charge of $28.6 million in our tracer diagnostics asset group related to customer relationships, technology, internally developed software and trademarks, each recorded on March 31, 2020. Following the impairment charges, as of March 31, 2020 we had no remaining identifiable intangible balances in the asset group that includes our fracturing systems and well construction or our tracer diagnostics asset group. There were no impairment charges recorded for our identifiable intangibles for the three months ended March 31, 2019.

Note 6.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Accrued payroll and bonus	$1,519	$2,558
Property and franchise taxes accrual	362	462
Severance and other termination benefits (Note 9)	1,346	—
Accrued other miscellaneous liabilities	557	431
Total accrued expenses	$3,784	$3,451

Note 7.  Debt

Our long-term debt consists of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Senior Secured Credit Facility	$15,000	$10,000
Equipment notes	—	—
Finance leases	2,686	2,917
Total debt	17,686	12,917
Less: current portion	(1,502)	(1,481)
Long-term debt	$16,184	$11,436

The estimated fair value of total debt for the periods ended March 31, 2020 and December 31, 2019 was $16.9 million and $12.5 million, respectively. The carrying value of the senior secured revolving credit facility and the lines of credit approximated the fair value of debt since these facilities have variable interest rates and can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

Below is a description of our credit agreement and other financing arrangements.

Senior Secured Credit Facility

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower, NCS Multistage Inc., as Canadian borrower, Pioneer Intermediate, Inc. and the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “Senior Secured Credit Facility”). The Credit Agreement amended and restated our prior credit agreement in its entirety.

The Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). On March 31, 2020, we borrowed an additional $5.0 million under our Senior Secured Credit Facility to fund severance costs associated with reductions in force in response to the actual and projected decline in demand for our products and services as a result of the decline in market conditions primarily related to the COVID-19 pandemic. As of March 31, 2020, due to limits imposed by certain financial covenants, the total amount available to be drawn was an additional $11.7 million, which is significantly less than the $75.0 million lender

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commitments under our Senior Secured Credit Facility. The amount available may further decline if our business continues to be adversely impacted as a result of a decline in market conditions, primarily related to the COVID-19 pandemic. The Senior Secured Credit Facility will mature on May 1, 2023. As of March 31, 2020, we had $10.0 million in outstanding indebtedness under the U.S. Facility and $5.0 million in outstanding indebtedness under the Canadian Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The applicable interest rate at March 31, 2020 was 4.88%. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.2 million for the three months ended March 31, 2020.

The obligations of the U.S. Borrower under the U.S. Facility are guaranteed by the Parent Guarantors (as defined in the Credit Agreement) and each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. The obligations of the Canadian Borrower under the Canadian Facility are guaranteed by the Parent Guarantors, the U.S. Borrower and each of the other future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower, the Canadian Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of March 31, 2020, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under either of the U.S. Facility and the Canadian Facility, the lenders under the applicable facility will have the right to proceed against the collateral granted to them to secure such facility.

We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditures and liquidity requirements for the next twelve months. However, if the depressed market conditions, primarily related to the COVID-19 pandemic on the demand for oil, customer spending and the resulting demand for the Company’s products and services continues, it will have a material negative impact on the Company’s financial performance, which current internal projections indicate would result in noncompliance with the Credit Agreement’s leverage ratio covenant and thus a default under the Credit Agreement in late 2020. In the event of a default, the lenders may elect to declare all outstanding borrowings under the facility immediately due and payable. The Company is currently engaged with its lenders regarding possible amendments to the Credit Agreement, including a replacement facility. In addition, the Company has taken actions to enhance its liquidity to allow for sufficient cash availability to repay borrowings under the Senior Secured Credit Facility should they become due following an event of default. However, we can make no assurances that the current actions taken by the Company will provide us with enough liquidity in the future if the current economic decline worsens.

Direct costs of $0.9 million were incurred in connection with the Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. Additionally, $0.3 million of unamortized deferred costs related to the modification of the prior senior secured credit facility are also being amortized over the term of the Senior

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for the three months ended March 31, 2020.

Promissory Note

On February 27, 2017, Repeat Precision, LLC (“Repeat Precision”) entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 14, 2020. The note is scheduled to mature on February 14, 2021. No other terms were changed. As of March 31, 2020 and December 31, 2019, we had no outstanding indebtedness under the promissory note.

Equipment Notes

In February 2017, Repeat Precision entered into an equipment note in the amount of $0.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on February 27, 2021 and is collateralized by certain property. As of March 31, 2020 and December 31, 2019, we had no outstanding balance on the equipment note and the loan was closed upon repayment on March 19, 2019.

In September 2018, Repeat Precision entered into an equipment note for an aggregate borrowing capacity of $3.8 million with Security State Bank & Trust, Fredericksburg. The equipment note bears interest at prime plus 1.00%, matures on June 7, 2023 and is collateralized by certain property. As of March 31, 2020 and December 31, 2019, we had no outstanding indebtedness under the equipment note and the loan was closed upon repayment on May 31, 2019.

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

On April 3, 2020, the United States District Court for the Western District of Texas, Waco Division (“District Court”) issued a final judgment in connection with the litigation with Diamondback Industries, Inc (“Diamondback”) awarding Repeat Precision approximately $39.9 million plus attorneys’ fees in connection with its breach of exclusive license, patent infringement and tortious interference claims. In its ruling, the District Court validated the terms of Repeat Precision’s exclusive license agreement with respect to the setting tool technology practicing U.S. Patent No. 9,810,035 and enjoined Diamondback from selling its infringing SS line of setting tools. As the judgment remains subject to appeal, and any monetary award subject to collection, we have not recorded any amount in our condensed consolidated financial statements related to this gain contingency as of March 31, 2020. In addition, on April 21, 2020, Diamondback filed for Chapter 11 bankruptcy protection. We also received $1.1 million of proceeds from our directors and officers liability insurance in April 2020 related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Severance and Other Termination Benefits

On March 31 and April 1, 2020, we implemented, effective immediately, a workforce reduction resulting in termination of over 80 employees, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic. In connection with this reduction in workforce and executive departures, we expect to incur one-time cash severance costs of approximately $3.6 million, $1.3 million of which is reflected in the condensed consolidated statements of operations under general and administrative expenses for the three months ended March 31, 2020, with the remainder accrued for and to be reflected in the condensed consolidated statements of operations under general and administrative expenses for the three months ended June 30, 2020. Below is a reconciliation of the beginning and ending liability balance (in thousands):

Beginning balance, December 31, 2019	$—
Additions for costs expensed	1,346
Severance and other payments	—
Ending balance, March 31, 2020	$1,346

We expect to finish paying off the severance and other terminations liability by April 2021, with the majority to be paid during the second quarter of 2020.

Note 10.  Share-Based Compensation

During the three months ended March 31, 2020, we granted 501,049 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $1.11, granted primarily to the nonemployee members of the Board of Directors. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our stock on the date of grant, and recognize the compensation expense in the financial statements over the requisite service period. RSUs generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant other than those issued in connection with yearly award grants to members of our Board of Directors. The RSUs for the members of our Board will vest on the one year anniversary of the grant date and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the three months ended March 31, 2020, we granted 2,962,773 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $1.09. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, they are remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee, which is generally two times the fair market value of our common stock as of a day near the grant date.

In addition, during the three months ended March 31, 2020, we granted 1,036,185 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2020 to December 31, 2022. The grant date fair value of the PSUs of $1.31 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to our performance peer group (“relative TSR”) over the three-year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2023. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 65% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

The total share-based compensation expense for all awards was $2.9 million and $3.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

applicable modifications, which were projected for the year, such as certain book expenses not deductible for tax, tax credits and foreign deemed dividends.

We recorded a tax (benefit) expense of $(0.9) million and $9.6 million for the three months ended March 31, 2020 and 2019, respectively. Included in the tax benefit for the three months ended March 31, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) including: (1) a tax benefit of $1.4 million from a decision to elect bonus depreciation in a prior year resulting in a Net Operating Loss (“NOL”) carryback and (2) tax expense of $10.3 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also, included in tax benefit for the three months ended March 31, 2020 was a tax expense in the amount of $1.6 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that the Company has not met the more likely than not condition of realizing part of the deferred tax asset based on the existence of sufficient projected Canadian taxable income of the appropriate character to recognize the tax benefit. Included in tax expense for the three months ended March 31, 2019 was a tax expense for a valuation allowance in the amount of $9.8 million against our U.S. deferred tax asset based on management’s position that the Company has not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit. Without the valuation allowance, the net income tax benefit is approximately $0.2 million. Additionally, the effective tax rate for the three months ended March 31, 2020 and 2019 included a tax expense (benefit) of $1.1 million and $0.3 million, respectively, for the tax effect of stock awards.

On March 27, 2020, the CARES Act was enacted and signed into law and includes several provisions for corporations including allowing companies to carryback certain NOLs and increasing the amount of NOLs that corporations can use to offset income. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years and the CARES Act removes the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, which was not previously allowed under the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income (expense), net in the condensed consolidated statements of operations. There were no interest and penalties for the three months ended March 31, 2020. We recognized $26 thousand in interest and penalties for the three months ended March 31, 2019.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  (Loss) Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating (loss) earnings per common share from net (loss) income (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator—Basic
Net loss	$(48,907)	$(9,878)
Less: income attributable to non-controlling interest	2,642	2,088
Net loss attributable to NCS Multistage Holdings, Inc.––Basic	$(51,549)	$(11,966)

Numerator—Diluted
Net loss	$(48,907)	$(9,878)
Less: income attributable to non-controlling interest	2,642	2,088
Net loss attributable to NCS Multistage Holdings, Inc.––Diluted	$(51,549)	$(11,966)

Denominator
Basic weighted average number of shares	47,049	45,974
Exchangeable shares for common stock	—	—
Dilutive effect of stock options, RSUs, PSUs and ESPP	—	—
Diluted weighted average number of shares	47,049	45,974

Loss per common share
Basic	$(1.10)	$(0.26)
Diluted	$(1.10)	$(0.26)

Potentially dilutive securities excluded as anti-dilutive	4,370	4,391

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business. See “Note 2. Revenues” for our disaggregated revenue by geographic area.

Note 14.  Subsequent Events

Severance and Other Termination Benefits

As discussed in “Note 9. Severance and Other Termination Benefits” above, on March 31 and April 1, 2020, we implemented, effective immediately, a workforce reduction resulting in termination of over 80 employees, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic. In connection with this reduction in workforce, we expect to incur a one-time cash severance cost of approximately $3.6 million, $1.3 million of which is reflected in the condensed consolidated statements of operations under general and administrative expenses for the three months ended March 31, 2020, with the remainder accrued for and to be reflected in the condensed consolidated statements of operations under general and administrative expenses for the three months ended June 30, 2020.

On May 4, 2020, we implemented, effective immediately, an additional workforce reduction resulting in the termination of approximately 50 employees in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic. In connection with this reduction in workforce, we expect to incur a one-time cash severance cost between $1.2 million and $1.4 million, which will be reflected in the condensed consolidated statements of operations under selling, general and administrative expenses for the three months ended June 30, 2020.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing

On April 30, 2020, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $5.0 million. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment and inventory.  The note is scheduled to mature on April 30, 2021.

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

We own a 50% interest in Repeat Precision, LLC (“Repeat Precision”), which sells composite frac plugs and related products and provides third-party manufacturing services. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. We operate in one reportable segment.

COVID-19 Impacts on the Oil & Gas Market and NCS Multistage

Coronavirus disease 2019 (“COVID-19”), an infectious disease caused by severe acute respiratory syndrome coronavirus 2, was first identified in December 2019 in Wuhan, the capital of Hubei province in China, and has since spread globally. The World Health Organization (“WHO”) declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020. According to Johns Hopkins University, as of May 1, 2020 there have been over 3,200,000 confirmed cases, resulting in over 233,000 deaths related to COVID-19 on a global basis.

Federal, state,  provincial and local governments around the world have implemented measures designed to slow the spread of the coronavirus. These measures include, but are not limited to, quarantines, travel restrictions involving areas with large or growing confirmed case counts, school closures, social distancing guidelines intended to limit the size of group gatherings and maintain physical space between individuals and orders that workers in non-essential industries or roles work from home.

These measures and restrictions have had material impacts on the global economy, resulting in a significant reduction in estimates for global gross domestic product (“GDP”) in 2020, especially in the second quarter. In addition, businesses have been forced to shut down, either temporarily or permanently, resulting in a significant growth in unemployment rates.

The demand for crude oil has been materially reduced as a result of the measures taken by governments around the world to mitigate the spread of COVID-19, primarily due to significant reductions in air and motor vehicle travel, which has reduced the demand for jet fuel, diesel and gasoline, the key refined products derived from crude oil. In its April 2020 Oil Market Report, the International Energy Agency (“IEA”) estimated that demand for crude oil in the second quarter of 2020 could be approximately 23 million barrels per day (“MMBBL/D”) lower than during the same period in 2019, depending on the duration of disease mitigation measures and policies enacted once such measures are relaxed. The IEA estimates that global oil demand for the full year 2020 could be reduced by 9.3 MMBBL/D as compared to 2019, again depending on the timing of and nature of a resumption in global economic activity.

The significant reduction in global demand has led to a collapse in the price of crude oil. The average WTI crude oil price in April of 2020 was $16.55/BBL, which compares to $50.54/BBL in February 2020, before measures to restrict the spread of COVID-19 were put in place for most of the world. In addition, there is limited storage capacity for oil around the world, which has led to instances of heightened regional oversupply and high differentials, which causes the price received by E&P companies to be significantly below benchmark pricing such as WTI or Brent. Members of the Organization of Petroleum Exporting Countries (“OPEC”) and certain other countries, including Russia, agreed on April 13, 2020 to a collective reduction in oil production of 9.7 MMBBL/D in May and June of 2020, 7.7 MMBBL/D in July through December 2020 and 5.8 MMBBL/D in January 2021 through April 2022. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically avoid overwhelming global oil storage capacity, allowing storage levels to return to normal over time as the economy and oil demand recovers.

As a result of the rapid and material reduction in oil prices, E&P companies have responded by significantly reducing their capital expenditure budgets for 2020, resulting in significant reductions in planned drilling and completion activity. In North America, reductions to initial 2020 E&P company capital budgets have ranged from 30% to nearly 100%, with some only spending the capital required to safely operate their existing productive assets. Reductions in activity began in mid-to-late March and decreases in completions activity have occurred faster than reductions to drilling activity, as completions equipment is typically contracted on a short-term basis, while drilling rigs may be contracted for several months or years. Many E&P companies with operations in areas with high differentials relative to benchmarks have partially shut in production in areas where the marginal cash operating cost exceeds the market price.

Low commodity prices are also impacting E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been several recent Chapter 11 bankruptcy filings by E&P companies, and the credit quality of the upstream oil and gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for bad debt expense of $0.4 million during the first quarter of 2020.

The reduction in customer capital spending and responses as a result of a decline in market conditions primarily related to the COVID-19 pandemic began to impact NCS in March 2020.  Customers in North America began to quickly reduce the number of active completions crews, travel restrictions began to impact international operations, and activity in certain regions, including Argentina, was shut down due to government actions to contain the spread of COVID-19. In addition, customers began to notify us of their plans to further reduce capital spending and the resulting drilling and completion activity, which has reduced the anticipated level of demand for our products and services and the pricing we may receive for our products and services. These factors reduce our expectation of the amount of revenue and profit that we may generate for the remainder of the year and for as long as demand for oil remains below supply or as long as global oil storage levels remain elevated.

While we have experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that have reduced the capacity at the Repeat Precision machine shop operations in Mexico, we currently believe that such disruptions are temporary in nature, that the impacted products are available through alternative sources of supply and that we have sufficient inventory on hand to meet several months of customer demand.

In response to the actual and projected decline in demand for our products and services, NCS has undertaken multiple initiatives to reduce our cost structure, limit capital expenditures and enhance our liquidity, including:

•

In late March and early April 2020, NCS implemented a reduction in force that reduced our headcount in the U.S. and Canada by over 80 people. NCS also implemented furloughs for certain employees in field operations and engineering roles and reduced salaries and hourly rates for substantially all remaining employees, including reductions in salaries for executives averaging 20%. These actions are expected to result in over $12 million in annualized cost savings, with over 75% of that amount associated with selling, general and administrative (“SG&A”) expenses;

•

In May 2020, NCS implemented another reduction in force that further reduced our headcount in the U.S. and Canada by approximately 50 people. This reduction in force is expected to result in over $3.5 million in additional annualized cost savings, with over 50% of that amount associated with SG&A expenses;

•	A reduction in bonus accruals for 2020 and a reversal of bonus amounts previously accrued in 2019;
•	An elimination of the employer matching contributions for the Company’s U.S. 401(k) plan and its Registered Retirement Savings Plan in Canada;
•	A moratorium on non-essential travel for all employees;
•	Negotiation of new rates, work rules and payment schedules with vendors;

•	Strategies to reduce third-party spend, including information technology, financial services and third-party research and development;
•	Deferral of U.S. employer payroll taxes, as allowed under the CARES Act;
•	Application for benefits under the Canada Emergency Wage Subsidy (“CEWS”) program;
•

Accelerating the filing of our 2019 U.S. federal tax return to utilize Net Operating Loss (“NOL”) carryback provisions from the CARES Act in order to obtain a cash tax refund during the second half of 2019;

•	Borrowing an additional $5.0 million under our Senior Secured Credit Facility (defined below) to fund severance costs associated with the reductions in force while maintaining operational liquidity;
•	In April 2020, Repeat Precision entered into a new promissory note providing up to $5.0 million in additional borrowing capacity; and
•	Reducing planned capital expenditures for the year and planning to sell excess vehicles financed under capital leases.

NCS continues to evaluate market conditions and will continue to take necessary actions to further reduce our cost base and enhance liquidity should there be a further reduction in the demand for our products and services.

In connection with the reductions in force described above, NCS recorded severance expense of $1.3 million in the first quarter of 2020 and expects to record between approximately $3.5 million and $3.7 million of severance expense in the second quarter of 2020.

As a result of the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock, NCS assessed the recoverability of the carrying value of its property and equipment and finite-lived intangible assets as of March 31, 2020 and determined that a triggering event had occurred. As a result of the analysis, we recorded impairment charges of $9.7 million in property and equipment and $40.5 million related to identifiable intangible assets, which we recorded during the quarter ended March 31, 2020. For additional information, see “Note 4. Property and Equipment” and “Note 5. Goodwill and Identifiable Intangibles”.

As described in more detail below in “Liquidity and Capital Resources — Financing Arrangements,” NCS entered into the Credit Agreement (defined below) related to its Senior Secured Credit Facility on May 1, 2019. The Credit Agreement contains several financial covenants as well as customary affirmative and negative covenants. We were in compliance with our financial covenants as of March 31, 2020. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditures and liquidity requirements for the next twelve months. However, if the depressed market conditions, primarily related to the COVID-19 pandemic on the demand for oil, customer spending and the resulting demand for the Company’s products and services continues, it will have a material negative impact on the Company’s financial performance, which current internal projections indicate would result in noncompliance with the Credit Agreement’s leverage ratio covenant and thus a default under the Credit Agreement in late 2020. In the event of a default, the lenders may elect to declare all outstanding borrowings under the facility immediately due and payable. The Company is currently engaged with its lenders regarding possible amendments to the Credit Agreement, including a replacement facility. In addition, the Company has taken actions to enhance its liquidity as described above to allow for sufficient cash availability to repay borrowings under the Senior Secured Credit Facility should they become due following an event of default. However, we can make no assurances that the current actions taken by the Company will provide us with enough liquidity in the future if the current economic decline worsens.

See Item 1A. Risk Factors below for a discussion of actual or potential impacts of the COVID-19 pandemic on our business and operations.

Outlook

Based on revised capital budgets for 2020 that have been set by E&P companies, we believe that industry drilling and completions activity in North America will be more than 30% lower in 2020 than it was in 2019. Many of our customers in North America are reducing capital spending as much as possible in order to generate free cash flow or minimize the extent of negative free cash flows. We expect drilling activity in the U.S. to continue to decline sequentially throughout 2020 and believe that the rig count in the second quarter in Canada will be at the lowest levels of the last 20 years and will not experience a material seasonal increase in the second half of the year. The decline in industry activity has led, and is expected to continue to lead, to intense competitive pressure across all of our product and service offerings in North America, which impacts our market share as well as our margins. We currently expect international industry activity to decline slightly in 2020 as compared to 2019, as international E&P companies continue to adjust their budgets and activity levels in response to the COVID-19 pandemic and the resulting market conditions.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing at approximately $61 per barrel in December 2019 before falling significantly to approximately $21 per barrel by the end of March 2020. Crude oil pricing has historically been supported by voluntary oil production reductions by members of OPEC, and certain other countries, including Russia. Most recently, in response to decreased demand related to the COVID-19 pandemic, this group agreed on April 13, 2020 to a collective reduction in oil production of 9.7 MMBBL/D in May and June of 2020, 7.7 MMBBL/D in July through December 2020 and 5.8 MMBBL/D in January 2021 through April 2022. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically avoid overwhelming global oil storage capacity and allow storage levels to return to normal levels over time as the economy and oil demand recovers.  There can be no assurance that the countries involved will comply with the intended reductions.

Over the course of 2018, there was an increase in the difference between the benchmark crude oil pricing in certain markets and WTI, known in the industry as differentials. Crude oil in certain areas, including West Texas, North Dakota and Canada traded at a larger discount to WTI than in historical periods due to current and forecasted production levels that are in excess of local refining demand and pipeline capacity. In response to these price differentials, many E&P companies operating in these areas reduced their drilling and completion activity in the second half of 2018 and into 2019 or chose to delay completions until additional pipeline or rail capacity was placed into service. Differentials narrowed in North Dakota and West Texas in late 2019 but have increased again in 2020 due to the global oversupply of crude oil resulting from the COVID-19 pandemic. In Canada, the Province of Alberta implemented measures intended to reduce the differential in the region, including the implementation of mandatory production curtailments. Currently, these curtailments are in place for companies producing more than 20,000 barrels per day in the province and are expected to remain in place through the end of 2020, with exemptions for new wells drilled outside of oil sands designated areas and formations after November 8, 2019. The current oil oversupply has exacerbated the elevated differentials and is resulting in further voluntary production curtailments related to both oil sands and conventional operations in Canada.

Natural gas pricing was at an average level of $2.56 per MMBtu during 2019 but has fallen to an average level of $1.90 per MMBtu during the first quarter of 2020 as supply growth has exceeded demand growth. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wide discounts to Henry Hub pricing resulting from infrastructure bottlenecks. Some Canadian E&P customers have reacted to the lower prices by shutting in a portion of their natural gas production, negatively impacting their cash flows, capital spending and drilling activity.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2019	$54.82	$63.10	$2.92
6/30/2019	59.88	69.04	2.57
9/30/2019	56.34	61.95	2.38
12/31/2019	56.82	63.17	2.40
3/31/2020	45.54	50.45	1.90

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the first quarter of 2019, as provided by Baker Hughes Company (“Baker Hughes”). The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2019	1,023	181	1,204
6/30/2019	967	79	1,046
9/30/2019	894	130	1,024
12/31/2019	797	136	933
3/31/2020	764	194	958

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The rig count in the U.S. began to decline in 2019, and has continued to decline into 2020 with the U.S. rig count decreasing during the first quarter of 2020 from the fourth quarter of 2019 by 4%. Rig count declines have accelerated during the second quarter, with the U.S. rig count falling to 392 at May 1, 2020. The average land rig count in Canada for the first quarter of 2020 was 7% higher than in the same period in 2019, but fell to 25 rigs on May 1, 2020, the lowest level ever recorded by Baker Hughes, and is expected to be significantly below prior year levels for the remainder of 2020.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. However, as a result of the decline in market conditions primarily related to the COVID-19 pandemic, we do not expect to experience a material seasonal increase in Canada in the second half of this year. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the U.S. exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

The market in Canada also continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, which have been partially offset by the initiatives implemented by the Province of Alberta. As a result, industry activity and capital spending in Canada in 2019 was materially below 2018 levels, both for producers of oil and liquids-rich natural gas and producers of natural gas. While land drilling activity in Canada experienced a year-over-year increase of 11% in January and February, the average land rig count in March and April of 2020, following the declaration of COVID-19 as a pandemic, was 27% below the same period in 2019. Commodity price differentials are forecasted to remain at elevated levels for an extended period of time, which we expect to continue to have a negative impact on customer activity in Canada.

The industry experienced a reduction in completions activity in the United States that began in the second half of 2018, which has extended through 2019 and into 2020, with the reduction further accelerating beginning in March 2020. In addition, revised capital budgets from E&P companies indicate that capital spending in 2020 is expected to be at least 30% below capital spending in 2019.

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

How We Generate Revenues

We derive the majority of our revenues from the sale of our fracturing systems products and the provision of related services. Repeat Precision generates revenue through the sale of composite frac plugs and related products and the provision of third-party manufacturing services. The remainder of our revenues are generated from sales of our tracer diagnostics services, AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves products.

Product sales represented 72% and 70% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 28% and 30% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Services include our tool charges and associated services related to our fracturing systems, tracer diagnostics services and Repeat Precision’s provision of third-party manufacturing (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

For the three months ended March 31, 2020 and 2019, approximately 54% and 47%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

Although most of our sales are to North American E&P companies, we also have sales to customers outside of North America and expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China and the Middle East. Our operating partners and representatives do not have authority to contractually bind our company but market our products in their respective territories as part of their product or service offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of components used in our products and costs related to our employees that perform quality control analysis, assemble and test our products. Our strategic 50% purchase of Repeat Precision has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. These tariffs have resulted in an increase in our cost of sales. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were subsequently increased to 25% in May 2019. The increased tariffs have resulted in an increase in our cost of sales. While we strive to pass through some of the increases in raw material costs directly resulting from the tariffs to our customers, there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

Our SG&A expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. As a result of being a public company, our legal, accounting and other expenses have increased and will further increase for costs associated with our compliance with the Sarbanes-Oxley Act.

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars for the three months ended March 31, 2020 and 2019, respectively were approximately 30% and 17%.

Results of Operations

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2020	2019	$	%
Revenues
Product sales	$39,430	$37,232	$2,198	5.9%
Services	15,120	15,618	(498)	(3.2)%
Total revenues	54,550	52,850	1,700	3.2%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	23,448	16,746	6,702	40.0%
Cost of services, exclusive of depreciation and amortization expense shown below	7,166	10,017	(2,851)	(28.5)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	30,614	26,763	3,851	14.4%
Selling, general and administrative expenses	20,835	23,026	(2,191)	(9.5)%
Depreciation	1,452	1,426	26	1.8%
Amortization	1,133	1,161	(28)	(2.4)%
Change in fair value of contingent consideration	—	37	(37)	(100.0)%
Impairment	50,194	—	50,194	100.0%
(Loss) income from operations	(49,678)	437	(50,115)	NM
Other income (expense)
Interest expense, net	(322)	(517)	195	37.7%
Other income, net	158	73	85	116.4%
Foreign currency exchange gain (loss)	10	(297)	307	103.4%
Total other expense	(154)	(741)	587	79.2%
Loss before income tax	(49,832)	(304)	(49,528)	NM
Income tax (benefit) expense	(925)	9,574	(10,499)	(109.7)%
Net loss	(48,907)	(9,878)	(39,029)	(395.1)%
Net income attributable to noncontrolling interest	2,642	2,088	554	26.5%
Net loss attributable to NCS Multistage Holdings, Inc.	$(51,549)	$(11,966)	$(39,583)	(330.8)%

_______________

(1)	NM – Percentage not meaningful

Revenues

Revenues were $54.6 million for the three months ended March 31, 2020 as compared to $52.9 million for the three months ended March 31, 2019.  This increase was primarily attributable to higher fracturing systems and tracer diagnostics activity in Canada, higher activity in international markets and increased product sales at Repeat Precision, partially offset by lower sales of well construction products in the U.S. and lower tracer diagnostics services activity in the U.S. We believe the decrease in both activity and pricing as a result of the decline in market conditions primarily related to the COVID-19 pandemic had a negative impact on our revenues during the three months ended March 31, 2020 as drilling rig and completion activity in North America began to decline sharply through the month of March. In addition, customer activity in China was delayed and activity in Argentina was suspended in mid-March due to government regulations. Product sales for the three months ended March 31, 2020 were $39.4 million as compared to $37.2 million for the three months ended March 31, 2019. Our service revenue was $15.1 million for the three months ended March 31, 2020 as compared to $15.6 million for the three months ended March 31, 2019.

Cost of sales

Cost of sales was $30.6 million, or 56.1% of revenues, for the three months ended March 31, 2020 as compared to $26.8 million, or 50.6% of revenues, for the three months ended March 31, 2019.  Cost of sales as a higher percentage of revenues increased due to reductions in the pricing of our products and services, the use of third-party machining and assembly capacity, underutilization of field service personnel in the U.S. and higher cost of sales in tracer diagnostics, related to field service staffing levels and increased chemical costs associated with tariffs imposed on certain imports from China in September 2018 and later increased in May 2019.

These increases were partially offset by increased sales at Repeat Precision, which enabled better fixed cost utilization and higher activity levels in our international operations. We believe that our cost of sales as a percentage of revenue was negatively impacted by the reduction in revenue activity associated with the decline in market conditions primarily related to the COVID-19 pandemic, which contributed to fixed cost under absorption. Cost of product sales was $23.4 million, or 59.5% of product sales revenue, and cost of services was $7.2 million, or 47.4% of service revenue, for the three months ended March 31, 2020. For the three months ended March 31, 2019, cost of product sales was $16.7 million, or 45.0% of product sales revenue, and cost of services was $10.0 million, or 64.1% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $20.8 million for the three months ended March 31, 2020 as compared to $23.0 million for the three months ended March 31, 2019. This overall decrease in expense reflects declines in compensation and bonuses, research and development expenses, ERP-related expenses, and accounting fees of $1.8 million, $0.6 million, $0.6 million, and $0.5 million, respectively. These decreases were partially offset by severance charges incurred in the first quarter of 2020 related to a reduction in workforce and litigation expenses, which were higher by $1.3 million and $0.6 million, respectively. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a slightly favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses.

Impairment

On March 31, 2020, we evaluated our property and equipment and finite-lived intangible assets for impairment due to current industry conditions such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. We determined that the carrying amount of certain of our long-lived assets exceeded the corresponding fair value. We recorded impairment charges of $9.7 million in property and equipment and $40.5 million in finite-lived intangible assets. See “Note 4. Property and Equipment” and “Note 5. Goodwill and Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Income tax (benefit) expense

Income tax expense (benefit) was $(0.9) million for the three months ended March 31, 2020 as compared to $9.6 million for the three months ended March 31, 2019. Included in the tax benefit for the three months ended March 31, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) including: (1) a tax benefit of $1.4 million from a decision to elect bonus depreciation in a prior year resulting in a NOL carryback and (2) tax expense of $10.3 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also, included in tax benefit for the three months ended March 31, 2020 was a tax expense in the amount of $1.6 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that the Company has not met the more likely than not condition of realizing part of the deferred tax asset based on the existence of sufficient projected Canadian taxable income of the appropriate character to recognize the tax benefit. Included in tax expense for the three months ended March 31, 2019 was a tax expense for a valuation allowance in the amount of $9.8 million against our U.S. deferred tax asset based on management’s position that the Company has not met the more likely than not condition of realizing the deferred tax asset based on the existence of sufficient projected U.S. taxable income of the appropriate character to recognize the tax benefit. Without the valuation allowance, the net income tax benefit is approximately $0.2 million. Additionally, the effective tax rate for the three months ended March 31, 2020 and 2019 included a tax expense (benefit) of $1.1 million and $0.3 million, respectively, for the tax effect of stock awards.

On March 27, 2020, the CARES Act was enacted and signed into law and includes several provisions for corporations including allowing companies to carryback certain NOLs and increasing the amount of NOLs that corporations can use to offset income. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years and the CARES Act removes the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, which was not previously allowed under the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of March 31, 2020, we had cash and cash equivalents of $15.5 million and total outstanding indebtedness of $17.7 million, including $15.0 million under our Senior Secured Credit Facility. The Senior Secured Credit Facility consists of revolving credit facilities in aggregate principal amount of $75.0 million. On March 31, 2020, we borrowed an additional $5.0 million under our Senior Secured Credit Facility to fund severance costs associated with reductions in force in response to the actual and projected decline in demand for our products and services as a result of a decline in market conditions primarily related to the COVID-19 pandemic. As of March 31, 2020, due to limits imposed by certain financial covenants, the total amount available to be drawn was an additional $11.7 million, which is significantly less than the $75.0 million lender commitments under our Senior Secured Credit Facility. The amount available may further decline if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the three months ended March 31, 2020 and 2019 were $0.5 million and $3.0 million, respectively. We plan to incur approximately $2.5 million to $4.0 million in capital expenditures during 2020, which includes capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) machinery and equipment utilized in manufacturing and engineering, (iii) additional equipment to support our tracer diagnostics services and (iv) leasehold improvements associated with operations facilities.

We were in compliance with our debt covenants at March 31, 2020. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.  However, if the depressed market conditions, primarily related to the COVID-19 pandemic on the demand for oil, customer spending and the resulting demand for the Company’s products and services continues, it will have a material negative impact on the Company’s financial performance, which current internal projections indicate would result in noncompliance with the Credit Agreement’s leverage ratio covenant and thus a default under the Credit Agreement in late 2020. In the event of a default, the lenders may elect to declare all outstanding borrowings under the facility immediately due and payable. The Company is currently engaged with its lenders regarding possible amendments to the Credit Agreement, including a replacement facility. In addition, as more fully described above in “COVID-19 Impacts on the Oil & Gas Market and NCS Multistage”, the Company has taken actions to enhance its liquidity to allow for sufficient cash availability to repay borrowings under the Senior Secured Credit Facility should they become due following an event of default. However, we can make no assurances that the current actions taken by the Company will provide us with enough liquidity in the future if the current economic decline worsens.

We anticipate that to the extent that we require additional liquidity to fund our capital requirements or repay existing indebtedness, it will be funded through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance and ability to reduce costs, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$3,608	$(3,011)
Net cash used in investing activities	(438)	(2,827)
Net cash provided by (used in) financing activities	1,367	(7,674)
Effect of exchange rate changes on cash and cash equivalents	(295)	365
Net change in cash and cash equivalents	$4,242	$(13,147)

Operating Activities

Net cash provided by (used in) operating activities was $3.6 million and $(3.0) million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash flow was primarily driven by the addback of the non-cash impairment charges of $50.2 million, no payment of contingent consideration, and favorable changes in accounts receivable, accrued expenses and other liabilities, partially offset by lower net income and unfavorable changes in deferred income tax (benefit) expense, prepaid expenses and other assets and accounts payable.

Investing Activities

Net cash used in investing activities was $0.4 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used in investing activities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily related to capital expenditures, including property, equipment, software and technology, of $0.5 million in the three months ended March 31, 2020 compared to $3.0 million for the same period in 2019.

Financing Activities

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2020 as compared to $(7.7) million for the three months ended March 31, 2019. The increase was primarily related to borrowing $5.0 million under our Senior Secured Credit Facility during the first quarter of 2020. Additionally, on January 31, 2019, we made a $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value. The change was partially offset by distributions to our joint venture partner of $3.1 million during the three months ended March 31, 2020 as compared to $0.6 million of distributions for the same period in 2019.

Financing Arrangements

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower, NCS Multistage Inc., as Canadian borrower, Pioneer Intermediate, Inc. and the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “Senior Secured Credit Facility”). The Credit Agreement amended and restated our prior credit agreement in its entirety.

The Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). The Senior Secured Credit Facility will mature on May 1, 2023. At March 31, 2020, we had $10.0 million in outstanding indebtedness under the U.S. Facility and $5.0 million in outstanding indebtedness under the Canadian Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate,

Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The Adjusted Base Rate, Canadian (U.S.) Base Rate, Canadian (Cdn) Base Rate and Eurocurrency Rate applicable margin will be between 2.75% and 3.50%, in each case, depending on the Company’s leverage ratio. The applicable interest rate at March 31, 2020 was 4.88%.

The obligations of the U.S. Borrower under the U.S. Facility are guaranteed by the Parent Guarantors (as defined in the Credit Agreement) and each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. The obligations of the Canadian Borrower under the Canadian Facility are guaranteed by the Parent Guarantors, the U.S. Borrower and each of the other future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions) and are secured by substantially all of the assets of the Parent Guarantors, the U.S. Borrower, the Canadian Borrower and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of March 31, 2020, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under either of the U.S. Facility and the Canadian Facility, the lenders under the applicable facility will have the right to proceed against the collateral granted to them to secure such facility.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments disclosed in the Annual Report for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies

There are no other material changes to our critical accounting policies from those included in the Annual Report for the year ended December 31, 2019.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, including the effects of the COVID-19 pandemic thereon, such as those contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•

the risks and uncertainties relating to public health crises, including the COVID-19 pandemic and its continuing impact on market conditions and our business, financial condition, results of operations, cash flows and stock price;

•

our inability to comply with the covenants in our debt agreements depending on the duration of the decline in market conditions primarily related to the COVID-19 pandemic and our ability to negotiate with our lenders;

•	risks and uncertainties relating to cost reduction efforts or savings we may realize from such cost reduction efforts;
•	risks and uncertainties related to the potential delisting of our common stock from NASDAQ Global Select Market;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;
•	our inability to accurately predict customer demand;
•	impairment in the carrying value of long-lived assets and goodwill;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;
•	losses and liabilities from uninsured or underinsured business activities;
•	the financial health of our customers including their ability to pay for products or services provided;
•	our inability to obtain sufficient liquidity on reasonable terms, or at all;
•	our failure to identify and consummate potential acquisitions;
•	our inability to integrate or realize the expected benefits from acquisitions;
•	impact of severe weather conditions;

•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;
•	change in trade policy, including the impact of additional tariffs;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;
•	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations and the 2017 Tax Act;
•	loss of our information and computer systems;
•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;
•	our failure to establish and maintain effective internal control over financial reporting;
•	our success in attracting and retaining qualified employees and key personnel; and
•	our inability to satisfy technical requirements and other specifications under contracts and contract tenders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report for the fiscal year ended December 31, 2019. With the exception of the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic, our exposure to market risk has not changed materially since December 31, 2019.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2020, the United States District Court for the Western District of Texas, Waco Division (“District Court”) issued a final judgment in connection with the litigation with Diamondback Industries, Inc (“Diamondback”) awarding Repeat Precision approximately $39.9 million plus attorneys’ fees in connection with its breach of exclusive license, patent infringement and tortious interference claims. In its ruling, the District Court validated the terms of Repeat Precision’s exclusive license agreement with respect to the setting tool technology practicing U.S. Patent No. 9,810,035 and enjoined Diamondback from selling its infringing SS line of setting tools. As the judgment remains subject to appeal, and any monetary award subject to collection, we have not recorded any amount in our condensed consolidated financial statements related to this gain contingency as of March 31, 2020. In addition, on April 21, 2020, Diamondback filed for Chapter 11 bankruptcy protection. We also received $1.1 million of proceeds from our directors and officers liability insurance in April 2020 related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation.

While the outcome of any legal proceeding cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2019, except as set forth below:

Our business, financial condition, results of operations, cash flows and stock price have been and will continue to be materially adversely affected by the COVID-19 pandemic.

 Our business, financial condition, results of operations, cash flows and stock price has been and will continue to be materially adversely affected by the decline in market conditions primarily related to COVID-19 which has spread from China to many other countries including the United States. In March 2020, the WHO characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

The demand for crude oil has been materially reduced as a result of such measures taken by governments around the world, which has resulted in excess supply of crude oil and a rapid and material reduction in crude oil prices. As a result, E&P companies have responded by significantly reducing their capital expenditure budgets for 2020, resulting in significant reductions in planned drilling and completion activity, which has led to and will lead to a decrease in demand by our customers for our products and services. For as long as we remain in a low commodity price environment, we would generally expect our customers and potential customers to continue to operate at these lower levels of drilling, completion and other production activities or, if conditions worsen, they may further reduce their capital expenditures. These lower capital expenditure levels have resulted in and will continue to result in a reduction in spending on our products and services and may impact the prices we are able to charge our customers. Furthermore, if any of our significant customers decides not to continue to use our products and services, or if any of our key suppliers experiences a significant disruption that limits our ability to manufacture and sell certain of our products, as a result of the COVID-19 pandemic, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility may not be sufficient to fund our capital expenditures and liquidity requirements, particularly if the decline in market conditions primarily related to the COVID-19 pandemic on the demand for crude oil, customer spending and the resulting demand for the Company’s products and services continues for an extended period of time or worsens. These negative impacts of the COVID-19 pandemic are likely to have a material negative impact on the Company’s financial performance, which would result in a breach of the covenants and a default under the Credit Agreement. In the event of a default, the lenders may elect to declare all outstanding borrowings under the facility immediately due and payable. In addition, the total amount available to be drawn under our Senior Secured Credit Facility has declined due to limits imposed by certain financial covenants on a pro forma basis, and the amount available may further decline if our business continues to be materially adversely impacted by the decline in market conditions primarily related to the COVID-19 pandemic. In the event of a reduction in liquidity as a result of a default under the Credit Agreement or the reduction of our borrowing capacity as result of business conditions, the Company may not be able to obtain liquidity from additional indebtedness, the capital markets or otherwise on reasonable terms, or at all, and our business may not generate sufficient cash flow from operations to fund our debt obligations or capital requirements.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the COVID-19 pandemic and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. To date, we have already experienced delays in importation of certain chemical products from China, and temporary work-from-home orders have reduced operating capacity at the Repeat Precision machine shop operations in Mexico.

On March 31 and April 1, 2020, we also implemented, effective immediately, a workforce reduction resulting in termination of over 80 employees, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs and on May 4, 2020, we implemented, effective immediately, an additional workforce reduction resulting in the termination of approximately 50 employees in response to the current difficult market conditions primarily related to the COVID-19 pandemic, the recent fall in demand for, and the price of crude oil and reductions in customer capital spending plans. The workforce reductions will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization. These reductions, or others which may be caused by, but not limited to, the temporary inability of our workforce to work due to illness, quarantine, or government action, may negatively impact our operations.

The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, financial condition, results of operations and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. To the extent the COVID-19 pandemic adversely affects our business, financial results and results of operations, it may also have the effect of heightening many of the other risks described in our Annual Report for the year ended December 31, 2019.

Our failure to meet the continued listing requirements of NASDAQ could result in a delisting of our common stock.

On April 24, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for the previous 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The notification has no immediate effect on the listing of our common stock on the Nasdaq Global Select Market.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days to regain compliance with the Minimum Bid Requirement. However, in response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq is providing temporary relief from the Minimum Bid Requirement through June 30, 2020 such that companies will have additional time to regain compliance, and compliance periods for any newly identified non-compliance will not begin until July 1, 2020. Therefore, the Company’s compliance period will extend until December 28, 2020.

To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, and in such case, Nasdaq will provide the Company with written confirmation of compliance. If the Company does not regain compliance before December 28, 2020, the Company may be eligible for an additional 180 calendar days to regain compliance with the Minimum Bid Requirement, if it elects to transfer to the Nasdaq Capital Market. To qualify, the Company would be required to meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the Minimum Bid Requirement), and the Company will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that our common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.

If we do not regain compliance during any applicable compliance periods, our common stock could be delisted from any or all of the Nasdaq market tiers. The failure to maintain our listing on Nasdaq could have an adverse effect on the liquidity and market price of our common stock. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements, including by effecting a reverse stock split, if necessary, would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Minimum Bid Requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2020	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer

(Principal Financial Officer and Authorized
Signatory)