Form 10-Q
period 2020-06-30
NCS Multistage Holdings, Inc.
filed 2020-08-11
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 47,180,143 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$31,259	$11,243
Accounts receivable—trade, net	11,166	41,960
Inventories, net	38,631	39,921
Prepaid expenses and other current assets	3,349	2,444
Other current receivables	6,751	5,028
Total current assets	91,156	100,596
Noncurrent assets
Property and equipment, net	24,498	32,974
Goodwill	15,222	15,222
Identifiable intangibles, net	2,745	45,248
Operating lease assets	6,294	5,071
Deposits and other assets	3,572	3,460
Deferred income taxes, net	68	6
Total noncurrent assets	52,399	101,981
Total assets	$143,555	$202,577
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$2,932	$8,549
Accrued expenses	3,968	3,451
Income taxes payable	1,005	1,883
Operating lease liabilities	2,033	2,052
Current maturities of long-term debt	1,725	1,481
Other current liabilities	1,368	2,364
Total current liabilities	13,031	19,780
Noncurrent liabilities
Long-term debt, less current maturities	19,678	11,436
Operating lease liabilities, long-term	4,855	3,487
Other long-term liabilities	1,684	1,373
Deferred income taxes, net	749	2,956
Total noncurrent liabilities	26,966	19,252
Total liabilities	39,997	39,032
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 47,414,602 shares issued and 47,179,589 shares outstanding at June 30, 2020 and 46,905,782 shares issued
and 46,813,117 shares outstanding at December 31, 2019	474	469
Additional paid-in capital	429,300	424,633
Accumulated other comprehensive loss	(84,468)	(80,811)
Retained deficit	(259,335)	(199,029)
Treasury stock, at cost; 235,013 shares at June 30, 2020 and 92,665 shares
at December 31, 2019	(805)	(652)
Total stockholders’ equity	85,166	144,610
Non-controlling interest	18,392	18,935
Total equity	103,558	163,545
Total liabilities and stockholders' equity	$143,555	$202,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Product sales	$4,858	$29,945	$44,288	$67,177
Services	3,874	9,823	18,994	25,441
Total revenues	8,732	39,768	63,282	92,618
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	3,869	16,490	27,317	33,236
Cost of services, exclusive of depreciation and amortization expense shown below	2,524	6,591	9,690	16,608
Total cost of sales, exclusive of depreciation and amortization expense shown below	6,393	23,081	37,007	49,844
Selling, general and administrative expenses	15,473	22,893	36,308	45,919
Depreciation	994	1,495	2,446	2,921
Amortization	104	1,137	1,237	2,298
Change in fair value of contingent consideration	—	—	—	37
Impairment	—	7,919	50,194	7,919
Loss from operations	(14,232)	(16,757)	(63,910)	(16,320)
Other income (expense)
Interest expense, net	(424)	(556)	(746)	(1,073)
Other income, net	8	17	166	90
Foreign currency exchange loss, net	(217)	(250)	(207)	(547)
Total other expense	(633)	(789)	(787)	(1,530)
Loss before income tax	(14,865)	(17,546)	(64,697)	(17,850)
Income tax (benefit) expense	(5,973)	2,022	(6,898)	11,596
Net loss	(8,892)	(19,568)	(57,799)	(29,446)
Net (loss) income attributable to non-controlling interest	(135)	2,733	2,507	4,821
Net loss attributable to NCS Multistage Holdings, Inc.	$(8,757)	$(22,301)	$(60,306)	$(34,267)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(0.19)	$(0.48)	$(1.28)	$(0.74)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(0.19)	$(0.48)	$(1.28)	$(0.74)
Weighted average common shares outstanding
Basic	47,319	46,766	47,184	46,380
Diluted	47,319	46,766	47,184	46,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(8,892)	$(19,568)	$(57,799)	$(29,446)
Foreign currency translation adjustments, net of tax of $0	1,592	1,485	(3,657)	3,022
Comprehensive loss	(7,300)	(18,083)	(61,456)	(26,424)
Less: Comprehensive (loss) income attributable to non-controlling interest	(135)	2,733	2,507	4,821
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(7,165)	$(20,816)	$(63,963)	$(31,245)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2019	—	$—	46,905,782	$469	$424,633	$(80,811)	$(199,029)	(92,665)	$(652)	$18,935	$163,545
Share-based compensation	—	—	—	—	2,950	—	—	—	—	—	2,950
Net (loss) income	—	—	—	—	—	—	(51,549)	—	—	2,642	(48,907)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,050)	(3,050)
Vesting of restricted stock	—	—	481,996	5	(5)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(137,855)	(151)	—	(151)
Currency translation adjustment	—	—	—	—	—	(5,249)	—	—	—	—	(5,249)
Balances as of March 31, 2020	—	$—	47,387,778	$474	$427,578	$(86,060)	$(250,578)	(230,520)	$(803)	$18,527	$109,138
Share-based compensation	—	—	—	—	1,722	—	—	—	—	—	1,722
Net loss	—	—	—	—	—	—	(8,757)	—	—	(135)	(8,892)
Exercise of stock options	—	—	13,500	—	—	—	—	—	—		—
Vesting of restricted stock	—	—	13,324	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(4,493)	(2)	—	(2)
Currency translation adjustment	—	—	—	—	—	1,592	—	—	—	—	1,592
Balances as of June 30, 2020	—	$—	47,414,602	$474	$429,300	$(84,468)	$(259,335)	(235,013)	$(805)	$18,392	$103,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2019
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

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(57,799)	$(29,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,683	5,219
Impairment	50,194	7,919
Amortization of deferred loan cost	149	161
Share-based compensation	4,737	6,526
Provision for inventory obsolescence	657	(51)
Deferred income tax (benefit) expense	(2,140)	9,278
Gain on sale of property and equipment	(112)	(19)
Change in fair value of contingent consideration	—	37
Provision for doubtful accounts	622	1,462
Payment of contingent consideration	—	(3,042)
Proceeds from note receivable	299	—
Changes in operating assets and liabilities:
Accounts receivable—trade	28,819	6,664
Inventories, net	(432)	(4,629)
Prepaid expenses and other assets	(2,700)	243
Accounts payable—trade	(4,665)	5,344
Accrued expenses	596	(749)
Other liabilities	1,065	(1,165)
Income taxes receivable/payable	(2,825)	2,320
Net cash provided by operating activities	20,148	6,072
Cash flows from investing activities
Purchases of property and equipment	(687)	(4,080)
Purchase and development of software and technology	—	(297)
Proceeds from sales of property and equipment	66	249
Net cash used in investing activities	(621)	(4,128)
Cash flows from financing activities
Equipment note borrowings	—	835
Payments on equipment note and finance leases	(843)	(4,130)
Line of credit borrowings	5,000	—
Payments on revolver	—	(4,000)
Payment of contingent consideration	—	(6,958)
Treasury shares withheld	(153)	(309)
Distribution to noncontrolling interest	(3,050)	(600)
Proceeds from the issuance of ESPP shares	—	677
Payment of deferred loan cost related to senior secured credit facility	—	(871)
Net cash provided by (used in) financing activities	954	(15,356)
Effect of exchange rate changes on cash and cash equivalents	(465)	456
Net change in cash and cash equivalents	20,016	(12,956)
Cash and cash equivalents beginning of period	11,243	25,131
Cash and cash equivalents end of period	$31,259	$12,175
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$4,560	$1,141
Leased assets obtained in exchange for new operating lease liabilities	$2,573	$377

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our”  and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through service facilities principally located in Houston and Midland, Texas; Tulsa, Oklahoma; Billings, Montana; Morgantown, West Virginia; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. The Condensed Consolidated Balance Sheet at December 31, 2019 is derived from our audited financial statements. However, certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted or condensed as permitted by the rules and regulations of the SEC, and, therefore, these interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020. As NCS has the controlling voting interest in Repeat Precision, LLC (“Repeat Precision”), the other party’s ownership percentage is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. Certain reclassifications have been made to conform 2019 balances to our 2020 presentation on the condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes and adds certain disclosure requirements on fair value measurements. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for all amendments. Alternatively, entities may early-adopt certain eliminated or modified disclosure requirements and delay the adoption of all new disclosure requirements until the effective date. We adopted ASU No. 2018-13 on January 1, 2020, with no material impact on our condensed consolidated financial statements.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States
Product sales	$3,687	$21,069	$21,127	$40,633
Services	917	5,674	4,445	11,455
Total United States	4,604	26,743	25,572	52,088
Canada
Product sales	1,171	8,801	21,978	25,422
Services	329	2,705	8,888	11,080
Total Canada	1,500	11,506	30,866	36,502
Other Countries
Product sales	-	75	1,183	1,122
Services	2,628	1,444	5,661	2,906
Total Other Countries	2,628	1,519	6,844	4,028
Total
Product sales	4,858	29,945	44,288	67,177
Services	3,874	9,823	18,994	25,441
Total revenues	$8,732	$39,768	$63,282	$92,618

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. We currently do not have any contract assets or non-current contract liabilities. The following table includes the current contract liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

Balance at December 31, 2019	$59
Additions	-
Revenue recognized	(8)
Balance at June 30, 2020	$51

Our contract liability as of June 30, 2020 and December 31, 2019 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are satisfied before the customer’s payment however prepayments may occasionally be required for international sales. Revenue recognized from the contract liability balance was $3

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

thousand and $14 thousand for the three months ended June 30, 2020 and 2019, respectively, and $8 thousand and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less or we recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

Note 3.  Inventories, net

Inventories consist of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$1,816	$1,986
Work in process	23	523
Finished goods	36,792	37,412
Total inventories, net	$38,631	$39,921

Note 4.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Land	$1,583	$2,090
Building and improvements	7,682	12,242
Machinery and equipment	16,750	21,469
Computers and software	2,454	2,694
Furniture and fixtures	1,281	1,208
Vehicles	491	646
Right of use assets - finance leases	9,204	5,739
Service equipment	244	244
	39,689	46,332
Less: Accumulated depreciation and amortization	(15,581)	(14,333)
	24,108	31,999
Construction in progress	390	975
Property and equipment, net	$24,498	$32,974

In May 2020, we commenced a finance lease for land and a building in Odessa, Texas and recorded a long-term asset totaling $4.0 million and a corresponding lease liability. The lease has a ten-year term with two renewal periods available for an additional five years each.

The following table presents the depreciation expense associated with the following income statement line items for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales
Cost of product sales	$374	$691	$1,083	$1,333
Cost of services	270	325	560	631
Selling, general and administrative expenses	350	479	803	957
Total depreciation	$994	$1,495	$2,446	$2,921

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We performed an impairment analysis to assess the recoverability of the carrying values for

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

our property and equipment during the first quarter of 2020 because we determined that a triggering event had occurred. Evidence that led to a triggering event included the industry conditions, such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the Coronavirus disease 2019 (“COVID-19”) pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we recorded an impairment charge of $9.7 million in our property and equipment, primarily related to our land, building and improvements and machinery and equipment, because the carrying value exceeded the estimated fair value as of March 31, 2020. There were no impairment charges recorded on our property and equipment for the three months ended June 30, 2020 and 2019 as we determined that no triggering event had occurred.

Note 5.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
At December 31, 2018	$177,115	$(154,003)	$23,112
Impairment	—	(7,937)	(7,937)
Currency translation adjustment	47	—	47
At December 31, 2019	$177,162	$(161,940)	$15,222
Impairment	—	—	—
At June 30, 2020	$177,162	$(161,940)	$15,222

We perform our annual impairment analysis of goodwill as of December 31, or when there is an indication an impairment may have occurred. As of March 31, 2020, we performed a quantitative impairment analysis for goodwill utilizing a market participant perspective and determined that the fair value exceeded the carrying value of our reporting unit. During the second quarter of 2020, we did not identify any triggering events for goodwill. Accordingly, there was no impairment charge recorded for goodwill for the three and six months ended June 30, 2020.

During the second quarter of 2019, we performed an impairment analysis for goodwill. Evidence of an indication of impairment included further deterioration in customer activity levels in North America, which resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. We determined that the carrying value of one of our reporting units exceeded its fair value and we recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit. Following the impairment, our tracer diagnostic services reporting unit had no remaining goodwill balance as of June 30, 2019. There was no indication an impairment may have occurred in any other reporting unit for the three and six months ended June 30, 2019.

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2020
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 18	$109	$(63)	$46
Customer relationships	10	4,100	(1,401)	2,699
Total identifiable intangibles		$4,209	$(1,464)	$2,745

		December 31, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,721	$(2,380)	$15,341
Trademarks	5 - 10	1,600	(373)	1,227
Customer relationships	10 - 21	28,689	(3,928)	24,761
Internally developed software	5	4,904	(985)	3,919
Total identifiable intangibles		$52,914	$(7,666)	$45,248

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with the selling, general and administrative expenses income statement line item, was $0.1 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

Identifiable intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. On March 31, 2020, we evaluated our finite-lived intangible assets for impairment due to current industry conditions including a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $11.9 million in the asset group that includes fracturing systems and well construction related to technology and internally-developed software and an impairment charge of $28.6 million in our tracer diagnostics asset group related to customer relationships, technology, internally developed software and trademarks, each recorded on March 31, 2020. Following the impairment charges in the first quarter of 2020, we had no remaining identifiable intangible balances in the asset group that includes our fracturing systems and well construction or our tracer diagnostics asset group. There were no impairment charges recorded for our identifiable intangibles for the three months ended June 30, 2020 and 2019.

Note 6.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll and bonus	$1,319	$2,558
Property and franchise taxes accrual	443	462
Severance and other termination benefits (Note 9)	1,933	—
Accrued other miscellaneous liabilities	273	431
Total accrued expenses	$3,968	$3,451

Note 7.  Debt

Our long-term debt consists of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Senior Secured Credit Facility	$15,000	$10,000
Finance leases	6,403	2,917
Total debt	21,403	12,917
Less: current portion	(1,725)	(1,481)
Long-term debt	$19,678	$11,436

The estimated fair value of total debt as of June 30, 2020 and December 31, 2019 was $20.4 million and $12.5 million, respectively. The carrying value of the senior secured revolving credit facility and the lines of credit approximated the fair value of debt since these facilities have variable interest rates and can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

Below is a description of our credit agreement and other financing arrangements.

Senior Secured Credit Facility

The following is a description of the Senior Secured Credit Facility (as defined below) as of June 30, 2020. On August 6, 2020, we entered into the Amendment No. 1 to the Credit Agreement. See “Note 14. Subsequent Events” for a description of the amendment.

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Pioneer Investment, Inc., as borrower (the “U.S. Borrower”),  NCS Multistage Inc., as borrower (the “Canadian Borrower”, together with the U.S. Borrower, the “Borrowers”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”) and the lenders

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility (as defined below) and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent in respect of the Canadian Facility (as defined below) (the senior secured revolving credit facilities provided thereunder, the “Senior Secured Credit Facility”). The Credit Agreement amended and restated our prior credit agreement in its entirety.

The Senior Secured Credit Facility consists of a (i) senior secured revolving credit facility in an aggregate principal amount of $50.0 million made available to the U.S. Borrower (the “U.S. Facility”), of which up to $5.0 million may be made available for letters of credit and up to $5.0 million may be made available for swingline loans and (ii) senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the Canadian Borrower (the “Canadian Facility”). On March 31, 2020, we borrowed an additional $5.0 million under our Senior Secured Credit Facility to fund severance costs associated with reductions in force in response to the actual and projected decline in demand for our products and services as a result of the decline in market conditions primarily related to the COVID-19 pandemic. See “Note 9. Severance and Other Termination Benefits” for additional details. As of June 30, 2020, due to limits imposed by certain financial covenants, the total amount available to be drawn was an additional $2.6 million. The Senior Secured Credit Facility will mature on May 1, 2023. As of June 30, 2020, we had $10.0 million in outstanding indebtedness under the U.S. Facility and $5.0 million in outstanding indebtedness under the Canadian Facility.

Borrowings under the U.S. Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin as set forth in the Credit Agreement. Borrowings under the Canadian Facility may be made in U.S. dollars or Canadian dollars and bear interest at the Canadian (Cdn) Base Rate, Canadian (U.S.) Base Rate, Eurocurrency Rate or Discount Rate (each as defined in the Credit Agreement), in each case, plus an applicable interest margin as set forth in the Credit Agreement. The applicable interest rate at June 30, 2020 was 4.88% on the U.S. Facility and 4.38% on the Canadian Facility. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

The Credit Agreement contains financial covenants that require (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the U.S. Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of June 30, 2020, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable). If an event of default occurs, the lenders under each of the U.S. Facility and the Canadian Facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under each of the U.S. Facility and the Canadian Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings under such facility. Further, following an event of default under either of the U.S. Facility and the Canadian Facility, the lenders under the applicable facility will have the right to proceed against the collateral granted to them to secure such facility.

We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditures and liquidity requirements for the next twelve months. However, if the depressed market conditions, including reduced demand for oil, lower customer spending and the resulting low level of demand for our products

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and services continue, it will have a material negative impact on our financial performance. We can make no assurances that the current actions taken by us will provide us with enough liquidity in the future if the current economic environment worsens.

Direct costs of $0.9 million were incurred in connection with the Senior Secured Credit Facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term. Additionally, $0.3 million of unamortized deferred costs related to the modification of the prior senior secured credit facility are also being amortized over the term of the Senior Secured Credit Facility using the straight-line method. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for each of the three and six months ended June 30, 2020 and 2019, respectively.

Promissory Notes

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 14, 2020. The note is scheduled to mature on February 14, 2021. No other terms were changed. As of June 30, 2020 and December 31, 2019, we had no outstanding indebtedness under the promissory note.

On April 30, 2020, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $5.0 million. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment and inventory. The note is scheduled to mature on April 30, 2021. As of June 30, 2020, we had no outstanding indebtedness under the promissory note.

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

On April 3, 2020, the United States District Court for the Western District of Texas, Waco Division (“District Court”) issued a final judgment in connection with the litigation with Diamondback Industries, Inc (“Diamondback”) awarding Repeat Precision approximately $39.9 million plus attorneys’ fees in connection with its breach of exclusive license, patent infringement and tortious interference claims. In its ruling, the District Court validated the terms of Repeat Precision’s exclusive license agreement with respect to the setting tool technology practicing U.S. Patent No. 9,810,035 and enjoined Diamondback from selling its infringing SS line of setting tools. The judgment remains subject to appeal and, on April 21, 2020, Diamondback filed for Chapter 11 bankruptcy protection which stays any collection efforts. As of June 30, 2020, we have not recorded any amount in our condensed consolidated financial statements related to this gain contingency. In April 2020 we received $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation, which was recorded in the condensed consolidated statements of operations under general and administrative expenses for the three and six months ended June 30, 2020.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease

In February 2020, we commenced an operating lease for our corporate headquarters in Houston, Texas and recorded a long-term asset totaling $2.4 million and a corresponding lease liability. The lease has a seven and a half year term with two renewal periods available for an additional five years each.

Note 9.  Severance and Other Termination Benefits

On March 31, and April 1, 2020, we implemented, effective immediately, a workforce reduction resulting in the termination of over 80 employees, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic and reduced demand for oil. On May 4, 2020, we implemented, effective immediately, an additional workforce reduction resulting in the termination of approximately 50 employees. In connection with these reductions in workforce and executive departures, we expect to incur cash severance costs, which are reflected in the condensed consolidated statements of operations under general and administrative expenses, of $3.5 million and $4.8 million for the three and six months ended June 30, 2020.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

Beginning balance, December 31, 2019	$—
Additions for costs expensed	4,774
Severance payments	(2,861)
Currency translation adjustment	20
Ending balance, June 30, 2020	$1,933

We expect to finish paying off the severance and other terminations liability by May 2021.

Note 10.  Share-Based Compensation

During the six months ended June 30, 2020, we granted 501,049 equity-classified restricted stock units (“RSUs”) primarily to nonemployee members of the Board of Directors with a weighted average grant date fair value of $1.11. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our stock on the date of grant, and recognize the compensation expense in the financial statements over the requisite service period. RSUs generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant other than those issued in connection with yearly award grants to members of our Board of Directors. The RSUs for the members of our Board will vest on the one year anniversary of the grant date and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2020, we granted 3,001,168 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $1.09.  When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, they are remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee, which is generally two times the fair market value of our common stock as of a day near the grant date.

In addition, during the six months ended June 30, 2020, we granted 1,036,185 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2020 to December 31, 2022. The grant date fair value of the PSUs of $1.31 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three-year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2023. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 65% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.9 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively, and $4.7 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

We recorded a tax (benefit) expense of $(6.0) million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, we recorded a tax (benefit) expense of $(6.9) million and $11.6 million, respectively. Included in the tax benefit for the six months ended June 30, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) including: (1) a tax benefit of $0.9 million from a decision to elect bonus depreciation in a prior year resulting in a Net Operating Loss (“NOL”) carryback and (2) tax expense of $9.4 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also, included in tax benefit for the six months ended June 30, 2020 was a tax expense in the amount of $1.4 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset, as well as a benefit of $1.1 million related to a reduction in foreign tax expense. Included in tax expense for the six months ended June 30, 2019 was a tax expense for a valuation allowance against our U.S. deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing the deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense for the three and six months ended June 30, 2019 of approximately $8.9 million and $18.6 million, respectively. Additionally, the effective tax rate for the six months ended June 30, 2020 and 2019 included a tax expense of $1.2 million and $0.2 million, respectively, for the tax effect of stock awards.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income (expense), net in the condensed consolidated statements of operations. There were no interest and penalties for the six months ended June 30, 2020. We recognized $33 thousand in interest and penalties for the six months ended June 30, 2019.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share from net loss (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator—Basic
Net loss	$(8,892)	$(19,568)	$(57,799)	$(29,446)
Less: (loss) income attributable to non-controlling interest	(135)	2,733	2,507	4,821
Net loss attributable to NCS Multistage Holdings, Inc.––Basic	$(8,757)	$(22,301)	$(60,306)	$(34,267)

Numerator—Diluted
Net loss	$(8,892)	$(19,568)	$(57,799)	$(29,446)
Less: (loss) income attributable to non-controlling interest	(135)	2,733	2,507	4,821
Net loss attributable to NCS Multistage Holdings, Inc.––Diluted	$(8,757)	$(22,301)	$(60,306)	$(34,267)

Denominator
Basic weighted average number of shares	47,319	46,766	47,184	46,380
Exchangeable shares for common stock	—	—	—	—
Dilutive effect of stock options, RSUs, PSUs and ESPP	—	—	—	—
Diluted weighted average number of shares	47,319	46,766	47,184	46,380

Loss per common share
Basic	$(0.19)	$(0.48)	$(1.28)	$(0.74)
Diluted	$(0.19)	$(0.48)	$(1.28)	$(0.74)

Potentially dilutive securities excluded as anti-dilutive	4,813	4,449	4,592	4,418

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business. See “Note 2. Revenues” for our disaggregated revenue by geographic area.

Note 14.  Subsequent Events

Severance and Other Termination Benefits

As discussed in “Note 9. Severance and Other Termination Benefits” above, we have implemented workforce reductions, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic and reduced demand for oil.

In July 2020, we implemented, effective immediately, a workforce reduction that further reduced our headcount in the U.S. and Canada by approximately 50 people in response to reduced customer capital spending plans and activity as a result of sustained weak market conditions primarily related to the COVID-19 pandemic. In connection with this reduction in workforce, we expect to incur a one-time cash severance cost of $0.9 million, which will be reflected in the condensed consolidated statements of operations under selling, general and administrative expenses for the three months ended September 30, 2020.

Financing

On August 6, 2020, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with Pioneer Investment, Inc., as borrower, NCS Multistage Inc., as borrower, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, Wells Fargo Bank, National Association as administrative agent in respect of the U.S. Facility and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent in respect of the Canadian Facility (the U.S. Facility and the Canadian Facility, collectively, the “Facilities”).

The Amendment (i) reduced the U.S. Commitments (as defined in the Amended Credit Agreement) from $50.0 million to $25.0 million and (ii) reduced the Canadian Commitments (as defined in the Amended Credit Agreement) from $25.0 million to $0. The Canadian Borrower may make borrowings under the U.S. Facility, subject to a $15.0 million sublimit. The Amendment also limits total outstanding credit exposure of the lenders under the Facilities to a borrowing base calculated based on eligible receivables. The Eurocurrency Rate (as defined in the Amended Credit Agreement) applicable margin will be between 2.75% and 3.75% as a result of an increase, due to the Amendment, of 0.25% in the highest possible applicable margin, depending on our leverage ratio. The maturity date of the Amended Credit Agreement remains May 1, 2023.

The Amendment (i) eliminated financial covenants requiring compliance with maximum leverage, minimum interest coverage and minimum asset coverage tests, (ii) added new financial covenants requiring compliance with minimum liquidity of $7.5 million and, in certain circumstances of reduced liquidity, minimum fixed charge coverage tests during any reduced liquidity period and (iii) added new covenants, including a weekly sweep of available cash over a specified threshold, more stringent limits on capital expenditures and enhanced financial reporting requirements.

The Amendment also narrowed or eliminated several exceptions to prohibitions on the creation of liens, the incurrence of indebtedness, the making of investments and restricted payments and other negative covenants, rendering these covenants generally more restrictive. The Amendment reduced the dollar thresholds above which certain cross-defaults and adverse employee benefit plan events constitute events of default. The Amendment added a new event of default if the indebtedness of Repeat Precision exceeds $10.0 million.

Pursuant to amended guaranty and security documents entered into concurrently with the Amendment, the obligations of the Borrowers under the Facilities are guaranteed by the Parent Guarantors, as well as each of the other existing and future direct and indirect restricted subsidiaries of NCS organized under the laws of the United States and Canada (subject to certain exceptions), and

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are secured by substantially all of the assets of the Parent Guarantors, the Borrowers and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

We repaid the $15.0 million outstanding under the Senior Secured Credit Facility in connection with the Amendment and our borrowing base under the Senior Secured Credit Facility at the time of close was $2.7 million.

The Amendment reduces the overall capacity under the Credit Agreement from $75.0 million to $25.0 million. We expect to record a commensurate reduction in unamortized deferred loan costs associated with the Credit Agreement as a charge to interest expense of approximately $0.6 million during the third quarter of 2020. Any new deferred loan costs associated with the Amendment will be capitalized and recognized over the remaining term of the facility.

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

We own a 50% interest in Repeat Precision, LLC (“Repeat Precision”), which sells composite frac plugs and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. We operate in one reportable segment.

COVID-19 Impacts on the Oil & Gas Market and NCS Multistage

Coronavirus disease 2019 (“COVID-19”), an infectious disease caused by severe acute respiratory syndrome coronavirus 2, has spread globally. The World Health Organization (“WHO”) declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020. According to Johns Hopkins University, as of July 31, 2020 there have been over 17,400,000 confirmed cases, resulting in over 675,000 deaths related to COVID-19 on a global basis.

Federal, state, provincial and local governments around the world have implemented measures designed to slow the spread of the coronavirus. These measures include, but are not limited to, quarantines, travel restrictions involving areas with large or growing confirmed case counts, school closures, social distancing guidelines intended to limit the size of group gatherings and maintain physical space between individuals and orders that workers in non-essential industries or roles work from home. In many countries, the most restrictive measures were eased throughout the second quarter, though case counts have been rising in some areas, including several states in the U.S., following the relaxation of the restrictions.

These measures and restrictions have had material impacts on the global economy, resulting in a significant reduction in estimates for global gross domestic product (“GDP”) in 2020, especially in the second quarter. In addition, businesses have been forced to shut down, either temporarily or permanently, resulting in a significant growth in unemployment rates, which partially reversed during the second quarter, but remain at elevated levels by historical standards.

The demand for crude oil has been materially reduced as a result of the measures taken by governments around the world to mitigate the spread of COVID-19, primarily due to significant reductions in air and motor vehicle travel, which has reduced the demand for jet fuel, diesel and gasoline, the key refined products derived from crude oil. In its July 2020 Oil Market Report, the International Energy Agency (“IEA”) stated that demand for crude oil in the second quarter of 2020 was over 16 million barrels per day (“MMBBL/D”) lower than during the same period in 2019. The IEA estimates that global oil demand for the full year in 2020 could be reduced by 7.9 MMBBL/D as compared to 2019, depending on the timing of and nature of a further resumption in global economic activity.

The significant reduction in global demand has led to a reduction in the price of crude oil. The average WTI crude oil price in the second quarter of 2020 was $27.96/BBL, which compares to $45.54/BBL in the first quarter of 2020, before measures to restrict the spread of COVID-19 were put in place for most of the world. In addition, there is limited storage capacity for oil around the world, with storage in OECD countries nearing capacity and elevated levels of floating storage capacity utilization. Members of the Organization of Petroleum Exporting Countries (“OPEC”) and certain other countries, including Russia, agreed to a collective reduction in oil production of 9.7 MMBBL/D in May, June and July of 2020, 7.7 MMBBL/D in August through December 2020 and 5.8 MMBBL/D in January 2021 through April 2022. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically avoid overwhelming global oil storage capacity, allowing storage levels to return to normal over time as the economy and oil demand recovers.

As a result of the rapid and material reduction in oil pricing, E&P companies have responded by significantly reducing their capital expenditure budgets for 2020, resulting in significant reductions in planned drilling and completion activity. In North America, reductions to initial 2020 E&P company capital budgets have ranged from 30% to nearly 100%, with some only spending the capital required to safely operate their existing productive assets. Reductions in activity began in mid-to-late March and decreases in completions activity occurred faster than reductions to drilling activity, as completions equipment is typically contracted on a short-term basis, while drilling rigs may be contracted for several months or years. Many E&P companies have partially shut in production in areas where the marginal cash operating cost exceeds the market price. The amount of shut-in capacity in North America is believed to have peaked in May, with the volume of shut-in production reducing over time.

Low commodity prices are also impacting E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been several recent Chapter 11 bankruptcy filings by E&P companies, and the credit quality of the upstream oil and gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for bad debt expense of $0.6 million during the six months ended June 30, 2020.

The reduction in customer capital spending and responses as a result of a decline in market conditions primarily related to the COVID-19 pandemic began to impact NCS in March 2020. Customers in North America began to quickly reduce the number of active completions crews, travel restrictions began to impact international operations, and activity in certain regions, including Argentina and China, was shut down due to government actions to contain the spread of COVID-19. In addition, customers began to notify us of their plans to further reduce capital spending and the resulting drilling and completion activity, which has reduced the anticipated level of demand for our products and services and the pricing we may receive for our products and services. These factors reduce our expectation of the amount of revenue and profit that we may generate for the remainder of the year and for as long as demand for oil remains below supply or as long as global oil storage levels remain elevated.

While we have experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that have reduced the capacity at the Repeat Precision machine shop operations in Mexico, we currently believe that such disruptions are temporary in nature, that the impacted products are available through alternative sources of supply and that we have sufficient inventory on hand to meet several months of customer demand. We have also experienced delays in access to certain materials and products utilized in our research and development activities, which may lead to delays in new product introductions.

In response to the current market conditions and reduction in demand for our products and services, including as a result of the COVID-19 pandemic, NCS has undertaken, and the Board of Directors is monitoring and evaluating, multiple initiatives to reduce our cost structure, limit capital expenditures and enhance our liquidity and access to capital, including:

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

•

In July 2020, NCS implemented a third reduction in force that further reduced our headcount in the U.S. and Canada by approximately 50 people. This reduction in force is expected to result in over $4.0 million in additional annualized savings, with over 60% of that amount associated with SG&A expenses;

•	A reduction in bonus accruals for 2020 and the decision to not pay out 2019 bonuses;
•	An elimination of the employer matching contributions for NCS’s U.S. 401(k) plan and its Registered Retirement Savings Plan in Canada;

•	A moratorium on non-essential travel for all employees;
•	Negotiation of new rates, work rules and payment schedules with vendors;
•	Strategies to reduce third-party spend, including information technology, financial services and third-party research and development;
•	Deferral of U.S. employer payroll taxes, as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);
•	Application for, and receipt of, benefits under the Canada Emergency Wage Subsidy (“CEWS”) program;
•

Accelerating the filing of our 2019 U.S. federal tax return to utilize Net Operating Loss (“NOL”) carryback provisions from the CARES Act in order to obtain a cash tax refund during the second half of 2020;

•	Reducing planned capital expenditures for the year and selling excess vehicles;
•	Relocating our U.S. assembly operations to better align with our supply chain partners, reduce overhead and improve fixed cost absorption;
•

Borrowing an additional $5.0 million under our Senior Secured Credit Facility (defined below) in March 2020 to fund severance costs associated with the reductions in force while maintaining operational liquidity;

•	In April 2020, Repeat Precision entered into a new promissory note providing up to $5.0 million in additional borrowing capacity; and
•

Amending our revolving credit facility to modify certain covenants and to establish a borrowing base related to our accounts receivable, which we believe provides us with enhanced financial flexibility (as described in more detail above in “Note 14. Subsequent Events” in our unaudited condensed consolidated financial statements).

NCS continues to evaluate market conditions and will continue to take necessary actions to further reduce our cost base and enhance liquidity should there be a further reduction in the demand for our products and services.

In connection with the reductions in force described above, NCS recorded severance expense of $1.3 million in the first quarter of 2020 and $3.5 million of severance expense in the second quarter of 2020. NCS expects to record $0.9 million of severance expense in the third quarter of 2020.

As a result of the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock, NCS assessed the recoverability of the carrying value of its property and equipment and finite-lived intangible assets as of March 31, 2020 and determined that a triggering event had occurred. As a result of the analysis, we recorded impairment charges of $9.7 million in property and equipment and $40.5 million related to identifiable intangible assets, which we recorded during the first quarter of 2020. There were no impairment charges recorded on our property and equipment or identifiable intangible assets during the second quarter of 2020. For additional information, see “Note 4. Property and Equipment” and “Note 5. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements.

On August 6, 2020, we entered into an amendment to our Senior Secured Credit Facility which, among other changes, reduced the lender commitments in the U.S. under our Senior Secured Credit Facility to $25.0 million and further limited the amount we may borrow dependent on a borrowing base calculated based on eligible receivables. See —Liquidity and Capital Resources—Financing Arrangements for a description of the amendment. Our borrowing base under the Senior Secured Credit Facility at the time of close was $2.7 million. The amount available to be drawn under the Senior Secured Credit Facility may further decline from current levels, including as a result of reductions in our borrowing base or a springing financial covenant, if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic.

See Item 1A. Risk Factors below for a discussion of actual or potential impacts of the COVID-19 pandemic on our business and operations.

Outlook

Based on revised capital budgets for 2020 that have been set by E&P companies, we believe that industry drilling and completions activity in North America will be more than 50% lower in 2020 than it was in 2019. Many of our customers in North America are reducing capital spending as much as possible in order to generate free cash flow or minimize the extent of negative free cash flow. We expect drilling activity in the U.S. to continue to decline sequentially throughout 2020 and believe that the rig count in the second quarter in Canada was at the lowest levels of the last 50 years and will not experience a material seasonal increase in the second half of the year. The decline in industry activity has led, and is expected to continue to lead, to intense competitive pressure across all of our product and service offerings in North America, which impacts our market share as well as our margins. We currently expect international industry activity to decline in 2020 as compared to 2019 as international E&P companies continue to adjust their budgets and activity levels in response to the COVID-19 pandemic and the resulting market conditions.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing of approximately $61 per barrel in December 2019 before falling significantly to approximately $21 per barrel by the end of March 2020 and rising to $39 per barrel by the end of June 2020. Crude oil pricing has historically been supported by voluntary oil production reductions by members of OPEC, and certain other countries, including Russia. In response to decreased demand related to the COVID-19 pandemic, this group agreed to a collective reduction in oil production of 9.7 MMBBL/D in May, June and July of 2020, 7.7 MMBBL/D in August through December 2020 and 5.8 MMBBL/D in January 2021 through April 2022. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically avoid overwhelming global oil storage capacity and allow storage levels to return to normal levels over time as the economy and oil demand recovers.  There can be no assurance that the countries involved will comply with the intended reductions.

Natural gas pricing was at an average level of $2.56 per MMBtu during 2019 but has fallen to an average level of $1.70 per MMBtu during the second quarter of 2020 as supply has exceeded demand, which has been negatively impacted by the COVID-19 pandemic and resulting market conditions. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wide discounts to Henry Hub pricing resulting from infrastructure bottlenecks.

Sustained declines in commodity prices, or sustained periods when the local pricing received in regional markets is below benchmark pricing, known in the industry as high differentials, would be expected to lead North American E&P companies to further reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2019	59.88	69.04	2.57
9/30/2019	56.34	61.95	2.38
12/31/2019	56.82	63.17	2.40
3/31/2020	45.54	50.45	1.90
6/30/2020	27.96	29.70	1.70

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the second quarter of 2019, as provided by Baker Hughes Company (“Baker Hughes”). The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2019	967	79	1,046
9/30/2019	894	130	1,024
12/31/2019	797	136	933
3/31/2020	764	194	958
6/30/2020	378	23	401

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The rig count in the U.S. began to decline in 2019, and the decline has accelerated in 2020 with the U.S. rig count decreasing during the second quarter of 2020 from the first quarter of 2020 by 51%. The average land rig count in Canada for the second quarter was 71% lower than in the same period in 2019 and fell to  12 rigs by the end of June 2020, the lowest level ever recorded by Baker Hughes. The U.S. and Canadian rig counts are expected to remain significantly below prior year levels for the remainder of 2020.

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

The industry experienced a reduction in completions activity in the United States that began in the second half of 2018, which has extended through 2019 and into 2020, with the reduction further accelerating beginning in March 2020. In addition, revised capital budgets from E&P companies indicate that capital spending in 2020 is expected to be at least 50% below capital spending in 2019.

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

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems products and the provision of related services, the sale of composite frac plugs and related products through Repeat Precision and from sales of our tracer diagnostics services, AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves products.

Product sales represented 56% and 75% of our revenues for the three months ended June 30, 2020 and 2019, respectively, and 70% and 73% for the six months ended June 30, 2020 and 2019, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 44% and 25% of our revenues for the three months ended June 30, 2020 and 2019, respectively, and 30% and 27% for the six months ended June 30, 2020 and 2019, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenue derived from sales in Canada and denominated in Canadian dollars were approximately 17% and 29% for the three months ended June 30, 2020 and 2019, respectively, and approximately 49% and 39% for the six months ended June 30, 2020 and 2019, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

Although most of our sales are to North American E&P companies, we also have sales to customers outside of North America and expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China and the Middle East. Our operating partners and representatives do not have authority to contractually bind NCS but market our products in their respective territories as part of their product or service offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. Our strategic 50% purchase of Repeat Precision has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. These tariffs have resulted in an increase in our cost of sales. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were subsequently increased to 25% in May 2019. The increased tariffs have resulted in an increase in our cost of sales. While we strive to pass through some of the increases in raw material costs directly resulting from the tariffs to our customers, there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

Our SG&A expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. As a result of being a public company, our legal, accounting and other expenses have increased and will further increase for costs associated with our compliance with the Sarbanes-Oxley Act. Our SG&A expenses also include severance expenses, litigation expenses and provisions for doubtful accounts.

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars were approximately 6% and 20% for the three months ended June 30, 2020 and 2019, respectively, and approximately 23% and 19% for the six months ended June 30, 2020 and 2019, respectively.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2020	2019	$	%
Revenues
Product sales	$4,858	$29,945	$(25,087)	(83.8)%
Services	3,874	9,823	(5,949)	(60.6)%
Total revenues	8,732	39,768	(31,036)	(78.0)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	3,869	16,490	(12,621)	(76.5)%
Cost of services, exclusive of depreciation and amortization expense shown below	2,524	6,591	(4,067)	(61.7)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	6,393	23,081	(16,688)	(72.3)%
Selling, general and administrative expenses	15,473	22,893	(7,420)	(32.4)%
Depreciation	994	1,495	(501)	(33.5)%
Amortization	104	1,137	(1,033)	(90.9)%
Impairment	—	7,919	(7,919)	(100.0)%
Loss from operations	(14,232)	(16,757)	2,525	15.1%
Other income (expense)
Interest expense, net	(424)	(556)	132	23.7%
Other income, net	8	17	(9)	(52.9)%
Foreign currency exchange loss, net	(217)	(250)	33	13.2%
Total other expense	(633)	(789)	156	19.8%
Loss before income tax	(14,865)	(17,546)	2,681	15.3%
Income tax (benefit) expense	(5,973)	2,022	(7,995)	(395.4)%
Net loss	(8,892)	(19,568)	10,676	54.6%
Net (loss) income attributable to noncontrolling interest	(135)	2,733	(2,868)	(104.9)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(8,757)	$(22,301)	$13,544	60.7%

Revenues

Revenues were $8.7 million for the three months ended June 30, 2020 as compared to $39.8 million for the three months ended June 30, 2019. This decrease reflected reductions in product sales and services volumes in North America as well as lower pricing for certain products and services, including composite plugs and tracer diagnostics, partially offset by higher services revenue in international markets. We believe the decrease in both activity and pricing resulting from the decline in market conditions primarily related to the COVID-19 pandemic had a negative impact on our revenues during the three months ended June 30, 2020 as drilling rig and completion activity in North America began to decline sharply through the month of March and continued to decline during the second quarter of 2020. In addition, customer activity in China was delayed and activity in Argentina was suspended from mid-March through June due to government regulations. Product sales for the three months ended June 30, 2020 were $4.9 million as compared to $29.9 million for the three months ended June 30, 2019. Our service revenue was $3.9 million for the three months ended June 30, 2020 as compared to $9.8 million for the three months ended June 30, 2019.

Cost of sales

Cost of sales was $6.4 million, or 73.2% of revenues, for the three months ended June 30, 2020 as compared to $23.1 million, or 58.0% of revenues, for the three months ended June 30, 2019. Cost of sales as a percentage of revenues increased due to the significant reduction in revenue, leading to under-utilization of manufacturing capacity and field service personnel, as well as a reduction in pricing for certain products and services. We believe that our cost of sales as a percentage of revenue was negatively impacted by the reduction in revenue activity associated with the decline in market conditions primarily related to the COVID-19 pandemic, which contributed to fixed cost under absorption. Cost of product sales was $3.9 million, or 79.6% of product sales revenue, and cost of services was $2.5 million, or 65.2% of service revenue, for the three months ended June 30, 2020. For the three months ended June 30, 2019, cost of product sales was $16.5 million, or 55.1% of product sales revenue, and cost of services was $6.6 million, or 67.1% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.5 million for the three months ended June 30, 2020 as compared to $22.9 million for the three months ended June 30, 2019. This overall decrease in expense reflects declines in compensation and bonuses, share-based compensation, ERP-related expenses, and bad debt expense of $3.9 million, $1.6 million, $0.5 million, and $0.6 million, respectively. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a slightly favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses. Additionally, professional fees, including litigation fees, were lower by $2.5 million, which reflects $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation. These favorable variances were partially offset by severance charges incurred for the three months ended June 30, 2020 related to reductions in workforce, which was higher by $3.4 million.

Depreciation

Depreciation was $1.0 million for the three months ended June 30, 2020 as compared to $1.5 million for the three months ended June 30, 2019. The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures were lower in 2020 as compared to 2019. See “Note 4. Property and Equipment” of our unaudited condensed consolidated financial statements for additional detail.

Amortization

Amortization was $0.1 million for the three months ended June 30, 2020 as compared to $1.1 million for the three months ended June 30, 2019. The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software,  customer relationships, and trademarks. See “Note 5. Goodwill and Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Impairment

During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. In addition to goodwill, we also assessed our identifiable intangibles for impairment as of June 30, 2019 and determined those assets were not impaired. There were no impairment charges recorded on our goodwill, property and equipment or identifiable intangible assets during the second quarter of 2020. See “Note 4. Property and Equipment” and “Note 5. Goodwill and Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Income tax (benefit) expense

Income tax (benefit) expense was $(6.0) million for the three months ended June 30, 2020 as compared to $2.0 million for the three months ended June 30, 2019. Included in the tax benefit for the three months ended June 30, 2020 was a benefit of $1.1 million related to a reduction in foreign tax expense. Included in tax expense for the three months ended June 30, 2019 was a tax expense for a valuation allowance against our U.S. deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense for the three months ended June 30, 2019 of approximately $8.9 million.

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

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2020	2019	$	%
Revenues
Product sales	$44,288	$67,177	$(22,889)	(34.1)%
Services	18,994	25,441	(6,447)	(25.3)%
Total revenues	63,282	92,618	(29,336)	(31.7)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	27,317	33,236	(5,919)	(17.8)%
Cost of services, exclusive of depreciation and amortization expense shown below	9,690	16,608	(6,918)	(41.7)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	37,007	49,844	(12,837)	(25.8)%
Selling, general and administrative expenses	36,308	45,919	(9,611)	(20.9)%
Depreciation	2,446	2,921	(475)	(16.3)%
Amortization	1,237	2,298	(1,061)	(46.2)%
Change in fair value of contingent consideration	—	37	(37)	(100.0)%
Impairment	50,194	7,919	42,275	533.8%
Loss from operations	(63,910)	(16,320)	(47,590)	(291.6)%
Other income (expense)
Interest expense, net	(746)	(1,073)	327	30.5%
Other income, net	166	90	76	84.4%
Foreign currency exchange loss, net	(207)	(547)	340	62.2%
Total other expense	(787)	(1,530)	743	48.6%
Loss before income tax	(64,697)	(17,850)	(46,847)	(262.4)%
Income tax (benefit) expense	(6,898)	11,596	(18,494)	(159.5)%
Net loss	(57,799)	(29,446)	(28,353)	(96.3)%
Net income attributable to noncontrolling interest	2,507	4,821	(2,314)	(48.0)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(60,306)	$(34,267)	$(26,039)	(76.0)%

Revenues

Revenues were $63.3 million for the six months ended June 30, 2020 as compared to $92.6 million for the six months ended June 30, 2019. This decrease reflected reductions in product sales and services volumes in North America, particularly during the second quarter, partially offset by higher product sales and services revenue in international markets. We believe the decrease in both activity and pricing resulting from the decline in market conditions primarily related to the COVID-19 pandemic had a negative impact on our revenues during the six months ended June 30, 2020 as drilling rig and completion activity in North America began to decline sharply through the month of March and into the second quarter of 2020. In addition, customer activity in China was delayed and activity in Argentina was suspended from mid-March until June due to government regulations. Product sales for the six months ended June 30, 2020 were $44.3 million as compared to $67.2 million for the six months ended June 30, 2019. Our service revenue was $19.0 million for the six months ended June 30, 2020 as compared to $25.4 million for the six months ended June 30, 2019.

Cost of sales

Cost of sales was $37.0 million, or 58.5% of revenues, for the six months ended June 30, 2020 as compared to $49.8 million, or 53.8% of revenues, for the six months ended June 30, 2019. Cost of sales as a percentage of revenues increased due to the significant reduction in revenue, leading to under-utilization of manufacturing capacity and field service personnel, as well as a reduction in pricing for certain products and services, particularly during the second quarter. We believe that our cost of sales as a percentage of revenue was negatively impacted by the reduction in revenue activity associated with the decline in market conditions primarily related to the COVID-19 pandemic, which contributed to fixed cost under absorption. Cost of product sales was $27.3 million, or 61.7% of product sales revenue, and cost of services was $9.7 million, or 51.0% of service revenue, for the six months ended June 30,

2020. For the six months ended June 30, 2019, cost of product sales was $33.2 million, or 49.5% of product sales revenue, and cost of services was $16.6 million, or 65.3% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $36.3 million for the six months ended June 30, 2020 as compared to $45.9 million for the six months ended June 30, 2019. This overall decrease in expense reflects declines in compensation and bonuses, share-based compensation, research and development expenses, ERP-related expenses, and bad debt expense of $5.7 million, $1.8 million, $0.8 million, $1.1 million, and $0.8 million, respectively. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a slightly favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses. Additionally, professional fees, including litigation fees, were lower by $2.4 million, which reflects $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation. These favorable variances were partially offset by severance charges incurred for the six months ended June 30, 2020 related to reductions in workforce, which was higher by $4.7 million.

Depreciation

Depreciation was $2.4 million for the six months ended June 30, 2020 as compared to $2.9 million for the six months ended June 30, 2019. The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures were lower in 2020 compared to 2019. See “Note 4. Property and Equipment” of our unaudited condensed consolidated financial statements for additional detail.

Amortization

Amortization was $1.2 million for the six months ended June 30, 2020 as compared to $2.3 million for the six months ended June 30, 2019. The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software,  customer relationships, and trademarks. See “Note 5. Goodwill and Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Impairment

In the first quarter of 2020, we evaluated our property and equipment and finite-lived intangible assets for impairment due to current industry conditions such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. We determined that the carrying amount of certain of our long-lived assets exceeded the corresponding fair value. We recorded impairment charges of $9.7 million in property and equipment and $40.5 million in finite-lived intangible assets. There were no impairment charges recorded on our goodwill, property and equipment or identifiable intangible assets during the second quarter of 2020.

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

Income tax (benefit) expense

Income tax (benefit) expense was $(6.9) million for the six months ended June 30, 2020 as compared to $11.6 million for the six months ended June 30, 2019. Included in the tax benefit for the six months ended June 30, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the CARES Act including: (1) a tax benefit of $0.9 million from a decision to elect bonus depreciation in a prior year resulting in a NOL carryback and (2) tax expense of $9.4 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also, included in tax benefit for the six months ended June 30, 2020 was a tax expense in the amount of $1.4 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset, as well as a benefit of $1.1 million related to a reduction in foreign tax expense. Included in tax expense for the six months ended June 30, 2019 was a tax expense for a valuation allowance against our U.S. deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense for the six months ended June 30, 2019 of approximately $18.6 million. Additionally, the effective tax rate for the six months ended June 30, 2020 and 2019 included a tax expense of $1.2 million and $0.2 million, respectively, for the tax effect of stock awards.

On March 27, 2020, the CARES Act was enacted and signed into law and includes several provisions for corporations including allowing companies to carryback certain NOLs and increasing the amount of NOLs that corporations can use to offset income. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years and the CARES Act removes the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, which was not previously allowed under the 2017 Tax Act.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of June 30, 2020, we had cash and cash equivalents of $31.3 million and total outstanding indebtedness of $21.4 million, including $15.0 million under our Senior Secured Credit Facility. The Senior Secured Credit Facility consists of revolving credit facilities in aggregate principal amount of $75.0 million. On March 31, 2020, we borrowed an additional $5.0 million under our Senior Secured Credit Facility to fund severance costs associated with reductions in force in response to the actual and projected decline in demand for our products and services as a result of a decline in market conditions primarily related to the COVID-19 pandemic. See “Note 9. Severance and Other Termination Benefits” of our unaudited condensed consolidated financial statements for additional details. We were in compliance with our debt covenants at June 30, 2020. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility (as amended) will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.  On August 6, 2020, we entered into an amendment to our Senior Secured Credit Facility which, among other changes, reduced the lender commitments in the U.S. under our Senior Secured Credit Facility to $25.0 million and further limited the amount we may borrow dependent on a borrowing base calculated based on eligible receivables. See —Financing Arrangements for a description of the amendment. We repaid the $15.0 million outstanding under the Senior Secured Credit Facility in connection with the Amendment and our borrowing base under the Senior Secured Credit Facility at the time of close was $2.7 million. The amount available to be drawn under the Senior Secured Credit Facility may further decline from current levels, including as a result of reductions in our borrowing base or a springing financial covenant, if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, severance payments, debt service and potential mergers and acquisitions.

Our capital expenditures for the six months ended June 30, 2020 and 2019 were $0.7 million and $4.4 million, respectively. We plan to incur approximately $2.0 million to $3.0 million in capital expenditures during 2020, which includes capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) machinery and equipment utilized in manufacturing and engineering, (iii) additional equipment to support our tracer diagnostics services and (iv) leasehold improvements associated with operations facilities. We expect to generate proceeds from the sale of property and equipment of at least $0.5 million, primarily related to the sale of excess vehicles utilized in field operations, most of which were obtained through finance leases.

We anticipate that to the extent that we require additional liquidity to fund our capital requirements or repay existing indebtedness, it will be funded through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance and ability to reduce costs, which is subject to general economic, financial and other factors that are beyond our control, including the COVID-19 pandemic. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$20,148	$6,072
Net cash used in investing activities	(621)	(4,128)
Net cash provided by (used in) financing activities	954	(15,356)
Effect of exchange rate changes on cash and cash equivalents	(465)	456
Net change in cash and cash equivalents	$20,016	$(12,956)

Operating Activities

Net cash provided by operating activities was $20.1 million and $6.1 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash flow was primarily driven by the addback of the change in non-cash impairment charges of $42.3 million, no payment of contingent consideration in 2020 compared to $3.0 million in 2019, and favorable changes in accounts receivable, inventories, and other liabilities, partially offset by lower net income and unfavorable changes in deferred income tax (benefit) expense, prepaid expenses and other assets, accounts payable and income taxes receivable/payable and lower non-cash share-based compensation expense.

Investing Activities

Net cash used in investing activities was $0.6 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash used in investing activities during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily related to reduced capital expenditures for property, equipment, software and technology of $0.7 million in the six months ended June 30, 2020 compared to $4.4 million for the same period in 2019.

Financing Activities

Net cash provided by (used in) financing activities was $1.0 million and $(15.4) million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily related to borrowing $5.0 million under our Senior Secured Credit Facility during the first quarter of 2020 and lower payments on equipment note and finance leases of $3.2 million. Additionally, on January 31, 2019, we made a $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value. We also made a $4.0 million payment on our Senior Secured Credit Facility in June 2019. The change was partially offset by distributions to our joint venture partner of $3.1 million during the six months ended June 30, 2020 as compared to $0.6 million of distributions for the same period in 2019.

Financing Arrangements

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower (the “U.S. Borrower”), NCS Multistage Inc., as Canadian borrower (the “Canadian Borrower”; together with the U.S. Borrower, the “Borrowers”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”), the lenders party thereto, Wells Fargo Bank, National Association as administrative agent (the “U.S. Agent”) in respect of the U.S. facility provided therein and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent (the “Canadian Agent”) in respect of the Canadian Facility provided therein. The 2019 Credit Agreement amended and restated our prior credit agreement in its entirety. See “Note 7. Debt” to our unaudited condensed consolidated financial statements for additional details regarding our 2019 Credit Agreement.

On August 6, 2020 (the “Amendment Effective Date”), we entered into Amendment No. 1 to Second Amended and Restated Credit Agreement (the “Amendment”; the 2019 Credit Agreement, as amended by the Amendment, the “Credit Agreement”) with the Borrowers, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, the U.S. Agent and the Canadian Agent. The facility provided pursuant to the Credit Agreement is referred to herein as the “Senior Secured Credit Facility”.

The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans. The Canadian Borrower may make borrowings under the Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Senior Secured Credit Facility is limited to a borrowing base calculated based on eligible receivables. The Senior Secured Credit Facility will mature on May 1, 2023.

Borrowings under the Senior Secured Credit Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate plus an applicable interest margin of between 2.75% and 3.75%, depending on the Company’s leverage ratio. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

The obligations of the Borrowers under the Senior Secured Credit Facility are guaranteed by the Parent Guarantors, as well as each of the other existing and future direct and indirect restricted subsidiaries of the Company organized under the laws of the United States and Canada (subject to certain exceptions), and are secured by substantially all of the assets of the Parent Guarantors, the Borrowers and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

Prior to giving effect to the Amendment, the Credit Agreement contained financial covenants that required (i) commencing with the fiscal quarter ending June 30, 2019, compliance with a maximum leverage ratio test set at 2.50 to 1.00 as of the last day of each fiscal quarter, (ii) commencing with the fiscal quarter ending June 30, 2019, compliance with an interest coverage ratio test set at not more than 2.75 to 1.00 as of the last day of each fiscal quarter, (iii) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Canadian Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a Canadian asset coverage ratio test of at least 1.00 to 1.00 and (iv) if the leverage ratio as of the end of any fiscal quarter is greater than 2.00 to 1.00 and the amount outstanding under the Senior Secured Credit Facility at any time during such fiscal quarter was greater than $0, compliance as of the end of such fiscal quarter with a U.S. asset coverage ratio test of at least 1.00 to 1.00. As of June 30, 2020, we were in compliance with these financial covenants. Pursuant to the Amendment, we are no longer required to comply with the foregoing financial covenants. The Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to than 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

The Credit Agreement includes customary events of default for facilities of this type (with customary materiality thresholds and grace periods, as applicable). If an event of default occurs, the lenders party to the Credit Agreement may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders party to the Credit Agreement also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings and to proceed against the collateral securing the Senior Secured Credit Facility.

Contractual Obligations

Except for the new finance lease as discussed in “Note 4. Property and Equipment” and the new operating lease as discussed in “Note 8. Commitments and Contingencies” of our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report for the year ended December 31, 2019.

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

•	risks and uncertainties relating to cost reduction efforts or savings we may realize from such cost reduction efforts;
•	risks and uncertainties related to the potential delisting of our common stock from NASDAQ Global Select Market;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;
•	our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;
•	impairment in the carrying value of long-lived assets and goodwill;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;
•	losses and liabilities from uninsured or underinsured business activities;
•	the financial health of our customers including their ability to pay for products or services provided;

•	our inability to obtain sufficient liquidity on reasonable terms, or at all;
•	our failure to identify and consummate potential acquisitions;
•	our inability to integrate or realize the expected benefits from acquisitions;
•	impact of severe weather conditions;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;
•	change in trade policy, including the impact of additional tariffs;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;
•	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, the CARES Act and the 2017 Tax Act;
•	loss of our information and computer systems;
•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;
•	our failure to establish and maintain effective internal control over financial reporting;
•	our success in attracting and retaining qualified employees and key personnel; and
•	our inability to satisfy technical requirements and other specifications under contracts and contract tenders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2019. With the exception of the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic, our exposure to market risk has not changed materially since December 31, 2019.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Although most of our employees and office-based workforce are working remotely due to COVID-19, there have been no changes to our internal controls during the quarter ended June 30, 2020 and we have not experienced any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal controls.

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

On April 3, 2020, the United States District Court for the Western District of Texas, Waco Division (“District Court”) issued a final judgment in connection with the litigation with Diamondback Industries, Inc (“Diamondback”) awarding Repeat Precision approximately $39.9 million plus attorneys’ fees in connection with its breach of exclusive license, patent infringement and tortious interference claims. In its ruling, the District Court validated the terms of Repeat Precision’s exclusive license agreement with respect to the setting tool technology practicing U.S. Patent No. 9,810,035 and enjoined Diamondback from selling its infringing SS line of setting tools. The judgment remains subject to appeal and, on April 21, 2020, Diamondback filed for Chapter 11 bankruptcy protection which stays any collection efforts. As of June 30, 2020, we have not recorded any amount in our condensed consolidated financial statements related to this gain contingency. In April 2020 we received $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation, which was recorded in the condensed consolidated statements of operations under general and administrative expenses for the three and six months ended June 30, 2020.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2019, except as set forth below:

Our business, financial condition, results of operations, cash flows and stock price have been negatively impacted and may in the future be materially adversely affected by the COVID-19 pandemic.

Our business, financial condition, results of operations, cash flows and stock price has been negatively impacted and may in the future be materially adversely affected by the decline in market conditions primarily related to COVID-19 which has spread from China to many other countries including the United States. In March 2020, the WHO characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

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

Our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility (as amended) may not be sufficient to fund our capital expenditures and liquidity requirements, particularly if the decline in market conditions primarily related to the COVID-19 pandemic on the demand for crude oil, customer spending and the resulting demand for the Company’s products and services continues for an extended period of time or worsens. These negative impacts of the COVID-19 pandemic are likely to have a material negative impact on the Company’s financial performance, which could result in a breach of the covenants and a default under the Credit Agreement. In the event of a default, the lenders may elect to declare all outstanding borrowings under the facility immediately due and payable. In addition, the total amount available to be drawn under our Senior Secured Credit Facility is substantially lower than the commitments due to borrowing limits imposed by our borrowing base that is calculated based on eligible receivables, and the amount available may further decline if our business continues to be materially adversely impacted by the decline in market conditions primarily related to the COVID-19 pandemic. In the event of a reduction in liquidity as a result of a default under the Credit Agreement or the reduction of our borrowing capacity as result of business conditions, the Company may not be able to obtain liquidity from additional indebtedness, the capital markets or otherwise on reasonable terms, or at all, and our business may not generate sufficient cash flow from operations to fund our debt obligations or capital requirements.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the COVID-19 pandemic and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. To date, we have experienced delays in importation of certain chemical products from China, and temporary work-from-home orders have reduced operating capacity at the Repeat Precision machine shop operations in Mexico. We have also experienced delays in access to certain materials and products utilized in our research and development activities, which may lead to delays in new product introductions. Work-from-home orders and other restrictions have also led to delays in planned work in Argentina and China.

On March 31 and April 1, 2020, we also implemented, effective immediately, a workforce reduction resulting in termination of over 80 employees, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs and on May 4, 2020 and in July 2020, we implemented, effective immediately, additional workforce reductions resulting in the termination of approximately 50 employees per each reduction, respectively, in response to the current difficult market conditions primarily related to the COVID-19 pandemic, the recent fall in demand for, and the price of crude oil and reductions in customer capital spending plans. The reductions will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization. These reductions, or others which may be caused by, but not limited to, the temporary inability of our workforce to work due to illness, quarantine, or government action, may negatively impact our operations.

The increase in certain of our employees working remotely has amplified certain information technology risks to our business and increased the demand on our information technology resources and systems, including increased phishing and other cybersecurity attacks as cybercriminals attempt to exploit uncertainty surrounding the COVID-19 pandemic and an increase in the number of points of potential attack, including laptops and mobile devices, to be secured. Any failure to effectively manage these risks, including to identify and appropriately respond to any cyberattacks, may adversely affect our business.

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
10.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 6, 2020, by and among NCS Multistage Holdings, Inc., Pioneer Intermediate, Inc., Pioneer Investment, Inc., NCS Multistage Inc., Wells Fargo Bank, National Association, Wells Fargo Bank, National Association, Canadian Branch, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 11, 2020

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

Date: August 11, 2020	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized
Signatory)