Form 10-Q
period 2020-09-30
NCS Multistage Holdings, Inc.
filed 2020-11-05
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 47,198,367 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$8,635	$11,243
Accounts receivable—trade, net	14,130	41,960
Inventories, net	36,586	39,921
Prepaid expenses and other current assets	3,251	2,444
Other current receivables	10,425	5,028
Total current assets	73,027	100,596
Noncurrent assets
Property and equipment, net	24,511	32,974
Goodwill	15,222	15,222
Identifiable intangibles, net	2,689	45,248
Operating lease assets	5,634	5,071
Deposits and other assets	3,497	3,460
Deferred income taxes, net	65	6
Total noncurrent assets	51,618	101,981
Total assets	$124,645	$202,577
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$3,149	$8,549
Accrued expenses	3,594	3,451
Income taxes payable	365	1,883
Operating lease liabilities	1,918	2,052
Current maturities of long-term debt	1,446	1,481
Other current liabilities	2,349	2,364
Total current liabilities	12,821	19,780
Noncurrent liabilities
Long-term debt, less current maturities	4,537	11,436
Operating lease liabilities, long-term	4,364	3,487
Other long-term liabilities	1,965	1,373
Deferred income taxes, net	880	2,956
Total noncurrent liabilities	11,746	19,252
Total liabilities	24,567	39,032
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 225,000,000 shares authorized, 47,439,214 shares issued and 47,197,895 shares outstanding at September 30, 2020 and 46,905,782 shares issued
and 46,813,117 shares outstanding at December 31, 2019	474	469
Additional paid-in capital	430,902	424,633
Accumulated other comprehensive loss	(83,659)	(80,811)
Retained deficit	(265,198)	(199,029)
Treasury stock, at cost; 241,319 shares at September 30, 2020 and 92,665 shares
at December 31, 2019	(809)	(652)
Total stockholders’ equity	81,710	144,610
Non-controlling interest	18,368	18,935
Total equity	100,078	163,545
Total liabilities and stockholders' equity	$124,645	$202,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Product sales	$11,660	$43,756	$55,948	$110,933
Services	4,652	17,017	23,646	42,458
Total revenues	16,312	60,773	79,594	153,391
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	7,874	23,796	35,191	57,032
Cost of services, exclusive of depreciation and amortization expense shown below	2,334	8,413	12,024	25,021
Total cost of sales, exclusive of depreciation and amortization expense shown below	10,208	32,209	47,215	82,053
Selling, general and administrative expenses	12,474	20,441	48,782	66,360
Depreciation	1,000	1,461	3,446	4,382
Amortization	103	1,153	1,340	3,451
Change in fair value of contingent consideration	—	—	—	37
Impairment	—	—	50,194	7,919
(Loss) income from operations	(7,473)	5,509	(71,383)	(10,811)
Other income (expense)
Interest expense, net	(876)	(424)	(1,622)	(1,497)
Other income, net	414	259	580	349
Foreign currency exchange loss, net	(260)	(131)	(467)	(678)
Total other expense	(722)	(296)	(1,509)	(1,826)
(Loss) income before income tax	(8,195)	5,213	(72,892)	(12,637)
Income tax (benefit) expense	(3,058)	(1,396)	(9,956)	10,200
Net (loss) income	(5,137)	6,609	(62,936)	(22,837)
Net income attributable to non-controlling interest	726	2,988	3,233	7,809
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(5,863)	$3,621	$(66,169)	$(30,646)
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.12)	$0.08	$(1.40)	$(0.66)
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.12)	$0.08	$(1.40)	$(0.66)
Weighted average common shares outstanding
Basic	47,351	46,892	47,240	46,552
Diluted	47,351	46,921	47,240	46,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(5,137)	$6,609	$(62,936)	$(22,837)
Foreign currency translation adjustments, net of tax of $0	809	(1,017)	(2,848)	2,005
Comprehensive (loss) income	(4,328)	5,592	(65,784)	(20,832)
Less: Comprehensive income attributable to non-controlling interest	726	2,988	3,233	7,809
Comprehensive (loss) income attributable to NCS Multistage Holdings, Inc.	$(5,054)	$2,604	$(69,017)	$(28,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2019	—	$—	46,905,782	$469	$424,633	$(80,811)	$(199,029)	(92,665)	$(652)	$18,935	$163,545
Share-based compensation	—	—	—	—	2,950	—	—	—	—	—	2,950
Net (loss) income	—	—	—	—	—	—	(51,549)	—	—	2,642	(48,907)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,050)	(3,050)
Vesting of restricted stock	—	—	481,996	5	(5)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(137,855)	(151)	—	(151)
Currency translation adjustment	—	—	—	—	—	(5,249)	—	—	—	—	(5,249)
Balances as of March 31, 2020	—	$—	47,387,778	$474	$427,578	$(86,060)	$(250,578)	(230,520)	$(803)	$18,527	$109,138
Share-based compensation	—	—	—	—	1,722	—	—	—	—	—	1,722
Net loss	—	—	—	—	—	—	(8,757)	—	—	(135)	(8,892)
Exercise of stock options	—	—	13,500	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	13,324	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(4,493)	(2)	—	(2)
Currency translation adjustment	—	—	—	—	—	1,592	—	—	—	—	1,592
Balances as of June 30, 2020	—	$—	47,414,602	$474	$429,300	$(84,468)	$(259,335)	(235,013)	$(805)	$18,392	$103,558
Share-based compensation	—	—	—	—	1,602	—	—	—	—	—	1,602
Net (loss) income	—	—	—	—	—	—	(5,863)	—	—	726	(5,137)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(750)	(750)
Vesting of restricted stock	—	—	24,612	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(6,306)	(4)	—	(4)
Currency translation adjustment	—	—	—	—	—	809	—	—	—	—	809
Balances as of September 30, 2020	—	$—	47,439,214	$474	$430,902	$(83,659)	$(265,198)	(241,319)	$(809)	$18,368	$100,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2019
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

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(62,936)	$(22,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,786	7,833
Impairment	50,194	7,919
Amortization of deferred loan cost	226	236
Write-off of deferred loan costs	606	—
Share-based compensation	6,477	9,380
Provision for inventory obsolescence	1,198	417
Deferred income tax (benefit) expense	(2,069)	9,281
Gain on sale of property and equipment	(514)	(300)
Change in fair value of contingent consideration	—	37
Provision for doubtful accounts	895	1,715
Payment of contingent consideration	—	(3,042)
Proceeds from note receivable	300	—
Changes in operating assets and liabilities:
Accounts receivable—trade	25,814	(9,552)
Inventories, net	1,386	(8,218)
Prepaid expenses and other assets	(2,754)	723
Accounts payable—trade	(4,555)	12,272
Accrued expenses	131	(915)
Other liabilities	1,421	(805)
Income taxes receivable/payable	(6,098)	671
Net cash provided by operating activities	14,508	4,815
Cash flows from investing activities
Purchases of property and equipment	(1,882)	(4,990)
Purchase and development of software and technology	—	(251)
Proceeds from sales of property and equipment	704	816
Net cash used in investing activities	(1,178)	(4,425)
Cash flows from financing activities
Equipment note borrowings	—	835
Payments on equipment note and finance leases	(1,268)	(4,552)
Line of credit borrowings	5,000	—
Payments on revolver	(15,000)	(7,000)
Payment of contingent consideration	—	(6,958)
Treasury shares withheld	(157)	(330)
Distribution to noncontrolling interest	(3,800)	(3,400)
Proceeds from the issuance of ESPP shares	—	1,025
Payment of deferred loan cost related to senior secured credit facility	(482)	(871)
Net cash used in financing activities	(15,707)	(21,251)
Effect of exchange rate changes on cash and cash equivalents	(231)	248
Net change in cash and cash equivalents	(2,608)	(20,613)
Cash and cash equivalents beginning of period	11,243	25,131
Cash and cash equivalents end of period	$8,635	$4,518
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$5,102	$1,371
Leased assets obtained in exchange for new operating lease liabilities	$2,573	$336
Return of vehicles under finance lease	$(722)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our”  and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa, Oklahoma; Billings, Montana; Morgantown, West Virginia; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. The condensed consolidated balance sheet at December 31, 2019 is derived from our audited financial statements. However, certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted or condensed as permitted by the rules and regulations of the SEC, and, therefore, these interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020. As NCS has the controlling voting interest in Repeat Precision, LLC (“Repeat Precision”), the other party’s ownership percentage is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. Certain reclassifications have been made to conform 2019 balances to our 2020 presentation on the condensed consolidated balance sheets. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40). The ASU aligns the requirements to capitalize implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements to capitalize implementation costs incurred to develop or obtain internal-use software. For public entities, this guidance became effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption was permitted, including adoption in any interim period. We adopted ASU No. 2018-15 on a prospective basis on January 1, 2020, with no material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes and adds certain disclosure requirements on fair value measurements. For public entities, this guidance became effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption was permitted for all amendments. Alternatively, entities could early-adopt certain eliminated or modified disclosure requirements and delay the adoption of all new disclosure requirements until the effective date. We adopted ASU No. 2018-13 on January 1, 2020, with no material impact on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard was to become effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective dates for certain accounting guidance (ASUs). The effective date for ASU No. 2016-13 will remain the same for public business entities that are SEC filers, except for entities who are deemed smaller reporting companies (“SRC”). The effective date for all other entities, including SRCs, will begin after December 15, 2022 and interim periods within those fiscal years. NCS qualifies as a SRC. We are currently evaluating the impact of the adoption of this guidance.

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States
Product sales	$8,192	$21,639	$29,319	$62,272
Services	1,143	6,915	5,588	18,370
Total United States	9,335	28,554	34,907	80,642
Canada
Product sales	2,762	18,531	24,740	43,953
Services	931	7,590	9,819	18,670
Total Canada	3,693	26,121	34,559	62,623
Other Countries
Product sales	706	3,586	1,889	4,708
Services	2,578	2,512	8,239	5,418
Total Other Countries	3,284	6,098	10,128	10,126
Total
Product sales	11,660	43,756	55,948	110,933
Services	4,652	17,017	23,646	42,458
Total revenues	$16,312	$60,773	$79,594	$153,391

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet. We currently do not have any contract assets or non-current contract liabilities. The following table includes the current contract liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

Balance at December 31, 2019	$59
Additions	-
Revenue recognized	(8)
Balance at September 30, 2020	$51

Our contract liability as of September 30, 2020 and December 31, 2019 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are satisfied before the customer’s payment however prepayments may occasionally be required for international sales. Revenue recognized from the contract liability balance was $8 thousand and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 3.  Inventories, net

Inventories consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$1,800	$1,986
Work in process	47	523
Finished goods	34,739	37,412
Total inventories, net	$36,586	$39,921

Note 4.  Other Current Receivables

Other current receivables consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Current income tax receivables	$9,347	$4,777
Employee receivables	467	5
Other receivables	611	246
Total other receivables, net	$10,425	$5,028

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Land	$1,616	$2,090
Building and improvements	7,954	12,242
Machinery and equipment	17,817	21,469
Computers and software	2,333	2,694
Furniture and fixtures	1,296	1,208
Vehicles	499	646
Right of use assets - finance leases	7,938	5,739
Service equipment	244	244
	39,697	46,332
Less: Accumulated depreciation and amortization	(15,325)	(14,333)
	24,372	31,999
Construction in progress	139	975
Property and equipment, net	$24,511	$32,974

In May 2020, we commenced a finance lease for land and a building in Odessa, Texas and recorded a long-term asset totaling $4.0 million and a corresponding lease liability. The lease has a ten-year term with two renewal periods available for an additional five years each.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We also maintain a vehicle leasing arrangement with a fleet management company in order to lease light vehicles and trucks that meet the criteria to record as finance leases. Due to unfavorable market conditions during 2020 associated primarily with the Coronavirus disease 2019 (“COVID-19”) pandemic, we returned many of these vehicles to the fleet management company for sale. During the nine months ended September 30, 2020, we retired lease vehicles with a historical cost of $2.9 million and accumulated depreciation of $1.8 million, or a net book value of $1.1 million, and an outstanding lease obligation totaling $0.7 million. The fleet management company sold the vehicles and we were entitled to proceeds of $1.0 million, of which we have received $0.7 million as of September 30, 2020. The surrender of the assets for sale and the retirement of the related lease obligations of $0.7 million has been included as a non-cash investing and financing activity in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2020.

The following table presents the depreciation expense associated with the following income statement line items for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of sales
Cost of product sales	$258	$682	$1,341	$2,015
Cost of services	251	320	811	951
Selling, general and administrative expenses	491	459	1,294	1,416
Total depreciation	$1,000	$1,461	$3,446	$4,382

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We performed an impairment analysis to assess the recoverability of the carrying values for our property and equipment during the first quarter of 2020 because we determined that a triggering event had occurred. Evidence that led to a triggering event included the industry conditions, such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we recorded an impairment charge of $9.7 million in our property and equipment, primarily related to our land, building and improvements and machinery and equipment, because the carrying value exceeded the estimated fair value as of March 31, 2020.  We did not identify any triggering events after March 31, 2020 through September 30, 2020 that required further impairment testing. Therefore, we have not recorded any impairment charges since March 31, 2020. No impairment charges were recorded for the three and nine months ended September 30, 2019.

Note 6.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
At December 31, 2018	$177,115	$(154,003)	$23,112
Impairment	—	(7,937)	(7,937)
Currency translation adjustment	47	—	47
At December 31, 2019	$177,162	$(161,940)	$15,222
Impairment	—	—	—
At September 30, 2020	$177,162	$(161,940)	$15,222

We perform our annual impairment analysis of goodwill as of December 31, or when there is an indication an impairment may have occurred. As of March 31, 2020, we performed a quantitative impairment analysis for goodwill utilizing a market participant perspective and determined that the fair value exceeded the carrying value of our reporting unit. During the second and third quarters of 2020, we did not identify any triggering events indicating potential impairment of goodwill. Accordingly, there was no impairment charge recorded for goodwill for the three and nine months ended September 30, 2020.

During the second quarter of 2019, we performed an impairment analysis for goodwill. Evidence of an indication of impairment included further deterioration in customer activity levels in North America, which resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. We determined that the carrying value of one of our reporting units exceeded its fair value and we recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit. Following the impairment, our tracer

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

diagnostic services reporting unit had no remaining goodwill balance as of June 30, 2019. There was no indication an impairment may have occurred in any other reporting unit for the three and nine months ended September 30, 2019.

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2020
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 18	$157	$(64)	$93
Customer relationships	10	4,100	(1,504)	2,596
Total identifiable intangibles		$4,257	$(1,568)	$2,689

		December 31, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,721	$(2,380)	$15,341
Trademarks	5 - 10	1,600	(373)	1,227
Customer relationships	10 - 21	28,689	(3,928)	24,761
Internally developed software	5	4,904	(985)	3,919
Total identifiable intangibles		$52,914	$(7,666)	$45,248

Total amortization expense, which is associated with the selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.1 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Identifiable intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. On March 31, 2020, we evaluated our finite-lived intangible assets for impairment due to current industry conditions including a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $11.9 million in the asset group that includes fracturing systems and well construction related to technology and internally-developed software and an impairment charge of $28.6 million in our tracer diagnostics asset group related to customer relationships, technology, internally developed software and trademarks, each recorded on March 31, 2020. Following the impairment charges in the first quarter of 2020, we had no remaining identifiable intangible balances in the asset group that includes our fracturing systems and well construction or our tracer diagnostics asset group. There were no impairment charges recorded for our identifiable intangibles for the three months ended September 30, 2020 and 2019.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Accrued payroll and bonus	$1,131	$2,558
Property and franchise taxes accrual	479	462
Severance and other termination benefits (Note 10)	1,316	—
Accrued other miscellaneous liabilities	668	431
Total accrued expenses	$3,594	$3,451

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Debt

Our long-term debt consists of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Senior Secured Credit Facility	$—	$10,000
Finance leases	5,983	2,917
Total debt	5,983	12,917
Less: current portion	(1,446)	(1,481)
Long-term debt	$4,537	$11,436

The estimated fair value of total debt as of September 30, 2020 and December 31, 2019 was $5.4 million and $12.5 million, respectively. The carrying value of the senior secured revolving credit facility and the lines of credit approximated the fair value of debt at December 31, 2019 since these facilities have variable interest rates and can be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

The Amendment (i) reduced the U.S. Commitments (as defined in the Amended Credit Agreement) from $50.0 million to $25.0 million, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans and (ii) reduced the Canadian Commitments (as defined in the Amended Credit Agreement) from $25.0 million to $0. The Canadian Borrower may make borrowings under the U.S. Facility, subject to a $15.0 million sublimit. The Amendment also limits total outstanding credit exposure of the lenders under the Facilities to a borrowing base calculated based on eligible receivables. Our borrowing base under the Senior Secured Credit Facility as of September 30, 2020 was $4.2 million. The maturity date of the Amended Credit Agreement remains May 1, 2023. We repaid the $15.0 million outstanding under the Senior Secured Credit Facility in connection with the Amendment. As of September 30, 2020, we had no outstanding indebtedness under the Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. The applicable interest rate at September 30, 2020 was 4.375% on the Senior Secured Credit Facility. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Pursuant to amended guaranty and security documents entered into concurrently with the Amendment, the obligations of the Borrowers under the Senior Secured Credit Facility are guaranteed by the Parent Guarantors, as well as each of the other existing and future direct and indirect restricted subsidiaries of NCS organized under the laws of the United States and Canada (subject to certain

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exceptions), and are secured by substantially all of the assets of the Parent Guarantors, the Borrowers and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

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

Pursuant to the Amendment, the Amended Credit Agreement now requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to than 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of September 30, 2020, we were in compliance with these financial covenants. The Amendment also narrowed or eliminated several exceptions to prohibitions on the creation of liens, the incurrence of indebtedness, the making of investments and restricted payments and other negative covenants, rendering these covenants generally more restrictive. The Amendment reduced the dollar thresholds above which certain cross-defaults and adverse employee benefit plan events constitute events of default. The Amendment added a new event of default if the indebtedness of Repeat Precision exceeds $10.0 million.

The Amended Credit Agreement includes customary events of default for facilities of this type (with customary materiality thresholds and grace periods, as applicable). If an event of default occurs, the lenders party to the Amended Credit Agreement may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders party to the Amended Credit Agreement also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings and to proceed against the collateral securing the Senior Secured Credit Facility.

We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditures and liquidity requirements for the next twelve months. However, if the depressed market conditions, including reduced demand for oil, lower customer spending and the resulting low level of demand for our products and services continue, it will have a material negative impact on our financial performance. We can make no assurances that the current actions taken by us will provide us with enough liquidity in the future if the current economic environment worsens.

Direct costs of $0.9 million were incurred in  2019 in connection with the Senior Secured Credit Facility in addition to $0.3 million of unamortized deferred costs related to the modification of the prior senior secured credit facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term and were being amortized over the term of the Senior Secured Credit Facility using the straight-line method.  The Amendment reduced the overall potential capacity under the Amended Credit Agreement from $75.0 million to $25.0 million. Therefore, we expensed $0.6 million of deferred loan costs during the third quarter of 2020, which was commensurate with the reduction in potential capacity. We recorded new deferred loan costs associated with the Amendment totaling $0.6 million, which have been capitalized and will be amortized over the remaining term of the facility. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for each of the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Promissory Notes

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 14, 2020. The note is scheduled to mature on February 14, 2021. No other terms were changed. As of September 30, 2020 and December 31, 2019, we had no outstanding indebtedness under the promissory note.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2020, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $5.0 million. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment and inventory. The note is scheduled to mature on April 30, 2021. As of September 30, 2020, we had no outstanding indebtedness under the promissory note.

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

On April 3, 2020, the United States District Court for the Western District of Texas, Waco Division (“District Court”) issued a final judgment in connection with the litigation with Diamondback Industries, Inc (“Diamondback”) awarding Repeat Precision approximately $39.9 million (the “Award”) plus attorneys’ fees in connection with its breach of exclusive license, patent infringement and tortious interference claims. In its ruling, the District Court validated the terms of Repeat Precision’s exclusive license agreement with respect to the setting tool technology practicing U.S. Patent No. 9,810,035 (the “’035 Patent’) and enjoined Diamondback from selling its infringing SS line of setting tools. The judgment remains subject to appeal and, on April 21, 2020, Diamondback filed for Chapter 11 bankruptcy protection which stays any collection efforts. As of September 30, 2020, we have not recorded any amount in our condensed consolidated financial statements related to this gain contingency. In April 2020, we received $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation, which was recorded in the condensed consolidated statements of operations under general and administrative expenses for the nine months ended September 30, 2020.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Severance and Other Termination Benefits

On March 31, and April 1, 2020, we implemented, effective as of such date, a workforce reduction resulting in the termination of over 80 employees, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic and reduced demand for oil. On May 4, 2020 and in July 2020, we implemented, effective as of such date, additional workforce reductions resulting in the termination of approximately 50 employees per each reduction. In connection with these reductions in workforce and executive departures, we incurred cash severance costs, which are reflected in the condensed consolidated statements of operations under general and administrative expenses, of $0.8 million and $5.6 million for the three and nine months ended September 30, 2020.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

Beginning balance, December 31, 2019	$—
Additions for costs expensed	5,618
Severance payments	(4,330)
Currency translation adjustment	28
Ending balance, September 30, 2020	$1,316

We expect to finish paying off this severance and other terminations liability by May 2021.

Note 11.  Share-Based Compensation

During the nine months ended September 30, 2020, we granted 501,049 equity-classified restricted stock units (“RSUs”) primarily to nonemployee members of the Board of Directors with a weighted average grant date fair value of $1.11. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our stock on the date of grant, and recognize the compensation expense in the financial statements over the requisite service period. RSUs generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant other than those issued in connection with yearly award grants to members of our Board of Directors. The RSUs for the members of our Board will vest on the one-year anniversary of the grant date and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the nine months ended September 30, 2020, we granted 3,001,168 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $1.09.  When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, they are remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee, which is generally two times the fair market value of our common stock as of a day near the grant date.

In addition, during the nine months ended September 30, 2020, we granted 1,036,185 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2020 to December 31, 2022. The grant date fair value of the PSUs of $1.31 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three-year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2023. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 65% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.7 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $6.5 million and $9.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

occur, more experience is acquired or additional information is obtained. The computation of the annual effective rate would include applicable modifications, which were projected for the year, such as certain book expenses not deductible for tax, tax credits and foreign deemed dividends.

We recorded a tax benefit of $3.1 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, we recorded a tax (benefit) expense of $(10.0) million and $10.2 million, respectively. Included in the tax benefit for the nine months ended September 30, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) including: (1) a tax benefit of $0.9 million which includes a decision to elect bonus depreciation in a prior year resulting in a Net Operating Loss (“NOL”) carryback and (2) tax expense of $9.7 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also, included in tax benefit for the nine months ended September 30, 2020 was a tax expense in the amount of $1.2 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset, as well as a benefit of $1.3 million related to a reduction in foreign tax expense. Included in tax expense for the nine months ended September 30, 2019 was a tax expense for a valuation allowance against our U.S. deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing the deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax (benefit) expense for the three and nine months ended September 30, 2019 of approximately $(6.9) million and $11.7 million, respectively. Additionally, the effective tax rate for the nine months ended September 30, 2020 and 2019 included a tax expense of $1.4 million and $0.4 million, respectively, for the tax effect of stock awards.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income (expense), net in the condensed consolidated statements of operations. There were no interest and penalties for the nine months ended September 30, 2020. We recognized $42 thousand in interest and penalties for the nine months ended September 30, 2019.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  (Loss) Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating (loss) earnings per common share from net (loss) income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator—Basic
Net (loss) income	$(5,137)	$6,609	$(62,936)	$(22,837)
Less: income attributable to non-controlling interest	726	2,988	3,233	7,809
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Basic	$(5,863)	$3,621	$(66,169)	$(30,646)

Numerator—Diluted
Net (loss) income	$(5,137)	$6,609	$(62,936)	$(22,837)
Less: income attributable to non-controlling interest	726	2,988	3,233	7,809
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Diluted	$(5,863)	$3,621	$(66,169)	$(30,646)

Denominator
Basic weighted average number of shares	47,351	46,892	47,240	46,552
Dilutive effect of stock options, RSUs, PSUs and ESPP	—	29	—	—
Diluted weighted average number of shares	47,351	46,921	47,240	46,552

(Loss) earnings per common share
Basic	$(0.12)	$0.08	$(1.40)	$(0.66)
Diluted	$(0.12)	$0.08	$(1.40)	$(0.66)

Potentially dilutive securities excluded as anti-dilutive	4,598	4,184	4,594	4,357

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below pro-forma computation of loss (earnings) per share reflects the 1-for-20 reverse stock split that was approved by our Board of Directors and Advent International Corporation, who holds approximately 62.6% of our shares of common stock, on October 27, 2020 but is not yet effective (see Note 15) assuming it was retroactively effective for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator—Basic
Net (loss) income	$(5,137)	$6,609	$(62,936)	$(22,837)
Less: income attributable to non-controlling interest	726	2,988	3,233	7,809
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Basic	$(5,863)	$3,621	$(66,169)	$(30,646)

Numerator—Diluted
Net (loss) income	$(5,137)	$6,609	$(62,936)	$(22,837)
Less: income attributable to non-controlling interest	726	2,988	3,233	7,809
Net (loss) income attributable to NCS Multistage Holdings, Inc.––Diluted	$(5,863)	$3,621	$(66,169)	$(30,646)

Denominator
Pro forma basic weighted average number of shares	2,368	2,345	2,362	2,328
Pro forma dilutive effect of stock options, RSUs, PSUs and ESPP	—	1	—	—
Pro forma diluted weighted average number of shares	2,368	2,346	2,362	2,328

Pro forma (loss) earnings per common share
Basic	$(2.48)	$1.54	$(28.01)	$(13.17)
Diluted	$(2.48)	$1.54	$(28.01)	$(13.17)

Pro forma potentially dilutive securities excluded as anti-dilutive	230	209	230	218

Note 14.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business. See “Note 2. Revenues” for our disaggregated revenue by geographic area.

Note 15.  Subsequent Events

Settlement Agreement

In October 2020, we entered into an agreement to settle the Award entered into by the District Court, which will be effectuated through a Chapter 11 plan of reorganization that was filed by Diamondback and is currently set for confirmation on November 12, 2020. The agreement terminates if the bankruptcy court does not approve the plan by December 31, 2020. In connection with Repeat Precision releasing Diamondback and Derrek Drury (“Drury”) from the monetary damages in the Award and certain other claims, Repeat Precision expects to receive: (i) an upfront cash payment of approximately $15.5 million, (ii) the transfer of the ‘035 Patent from Diamondback to Repeat Precision, (iii) payments for future sales of certain setting tool sold by Diamondback or its successor as restitution, until $5 million has been paid in total, and (iv) a note from Drury payable in two years in the principal amount of up to $5 million secured by certain properties and other collateral. Repeat Precision and another claimant in the Diamondback bankruptcy have also agreed to provide mutual releases of all claims in exchange for consideration to be received by Repeat Precision, which is also conditioned on the effectiveness of the Chapter 11 plan. There are no assurances that the terms of any settlement will become effective, including uncertainty as to whether a Chapter 11 plan will be approved by the bankruptcy court, or that we will receive any portion of the settlement consideration.

Reverse Stock Split and Authorized Share Reduction

In connection with our efforts to regain compliance with Nasdaq Listing Rule 5450(a)(1), we expect to effect a reverse stock split of our issued and outstanding common stock on or about December 1, 2020. On October 27, 2020, funds affiliated with Advent

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Corporation, who beneficially hold 29,568,536 shares of our common stock as of such date, or approximately 62.6% of our shares of common stock, executed and delivered to the Board of Directors a written consent approving a proposal to effect a reverse stock split of our issued and outstanding common stock, with a ratio of 1-for-20 (the “reverse stock split”) and to reduce the number of authorized shares of our common stock by the same ratio as the reverse stock split.  Our Board of Directors also approved the above reverse stock split and authorized share reduction on October 27, 2020. We expect our common stock to begin trading on Nasdaq on a split-adjusted basis when the market opens on December 1, 2020. Our Board of Directors reserves its right to elect not to proceed and abandon the reverse stock split if it determines, in its sole discretion, that this reverse stock split is no longer in the best interests of our stockholders.

To show the effect of the reverse stock split in the event it becomes effective, pro forma basic and diluted earnings per common share are disclosed in Note 13.

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

COVID-19 Impacts on the Oil & Gas Market and NCS Multistage

Coronavirus disease 2019 (“COVID-19”), an infectious disease caused by severe acute respiratory syndrome coronavirus 2, has spread globally. The World Health Organization (“WHO”) declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020. According to Johns Hopkins University, as of October 31, 2020 there have been over 45 million confirmed cases, resulting in over 1.1 million deaths related to COVID-19 on a global basis.

Federal, state, provincial and local governments around the world have implemented measures designed to slow the spread of the coronavirus. These measures include, but are not limited to, quarantines, travel restrictions involving areas with large or growing confirmed case counts, school closures, social distancing guidelines intended to limit the size of group gatherings and maintain physical space between individuals and orders that workers in non-essential industries or roles work from home. In many countries, the most restrictive measures were eased throughout the second quarter, though case counts began rising during the third and fourth quarters in some areas, including several states in the U.S. and in Europe, following the relaxation of the restrictions.

These measures and restrictions have had material impacts on the global economy, resulting in a significant reduction in estimates for global gross domestic product (“GDP”) in 2020. In addition, businesses have been forced to shut down, either temporarily or permanently, resulting in a significant growth in unemployment rates, which have partially declined, but remain at elevated levels by historical standards.

The demand for crude oil has been materially reduced as a result of the measures taken by governments around the world to mitigate the spread of COVID-19, primarily due to significant reductions in air and motor vehicle travel, which has reduced the demand for jet fuel, diesel and gasoline, the key refined products derived from crude oil. In its September 2020 Oil Market Report, the International Energy Agency (“IEA”) stated that demand for crude oil for the full year in 2020 could be reduced by 8.4 MMBBL/D as compared to 2019, depending on COVID-19 case counts and the timing of and nature of a further resumption in global economic activity.

The significant reduction in global demand led to a decline in the average WTI crude oil price which was $27.96/BBL in the second quarter of 2020 before measures to restrict the spread of COVID-19 were put in place for most of the world. The average WTI crude oil price recovered to $40.89/BBL in the third quarter of 2020 but remains volatile. In addition, oil storage in OECD countries remains at elevated levels and floating storage is being utilized to hold excess crude oil. Members of the Organization of Petroleum Exporting Countries (“OPEC”) and certain other countries, including Russia, agreed to a collective reduction in oil production of 9.7 MMBBL/D in May, June and July of 2020, 7.7 MMBBL/D in August through December 2020 and 5.8 MMBBL/D in January 2021 through April 2022. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically avoid overwhelming global oil storage capacity, allowing storage levels to return to normal over time as the economy and oil demand recovers.

As a result of the rapid and material reduction in oil pricing, E&P companies responded by significantly reducing their capital expenditure budgets for 2020, resulting in significant reductions in planned drilling and completion activity. In North America, reductions to initial 2020 E&P company capital budgets have ranged from 30% to nearly 100%, with some only spending the capital required to safely operate their existing productive assets. Reductions in activity began in mid-to-late March and decreases in completions activity occurred faster than reductions to drilling activity, as completions equipment is typically contracted on a short-term basis, while drilling rigs may be contracted for several months or years. Many E&P companies partially shut in production in areas where the marginal cash operating cost exceeds the market price. The amount of shut-in capacity in North America is believed to have peaked in May, with the volume of shut-in production reducing over time.

Low commodity prices are also impacting E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been several recent Chapter 11 bankruptcy filings by E&P companies, and the credit quality of the upstream oil and gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for bad debt expense of $0.9 million during the nine months ended September 30, 2020.

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

While we experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that have reduced the capacity at the Repeat Precision machine shop operations in Mexico, such disruptions were temporary in nature, the impacted products are available through alternative sources of supply and we  believe we have sufficient inventory on hand to meet customer demand. We have also experienced delays in access to certain materials and products utilized in our research and development activities, which may lead to delays in new product introductions.

In response to the current market conditions and reduction in demand for our products and services, including as a result of the COVID-19 pandemic, NCS has undertaken, and the Board of Directors is monitoring and evaluating, multiple initiatives to reduce our cost structure, limit capital expenditures and enhance our liquidity and access to capital, including:

•

Reductions in force which have reduced our headcount in the U.S. and Canada by approximately 190 people, the implementation of furloughs for certain employees in field operations and engineering roles and reductions to salaries and hourly rates for substantially all remaining employees, including reductions in salaries for executives averaging 20%. These actions are expected to result in approximately $20 million in annualized cost savings, with approximately 70% of that amount associated with selling, general and administrative (“SG&A”) expenses;

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
•

Accelerating the filing of our 2019 U.S. federal tax return to utilize Net Operating Loss (“NOL”) carryback provisions from the CARES Act in order to obtain a cash tax refund during the fourth quarter of 2020;

•	Reducing planned capital expenditures for the year and selling excess vehicles;
•

Closing our district operational facilities in Corpus Christi and Oklahoma City and relocating our U.S. assembly operations to better align with our supply chain partners, which reduces overhead and improves fixed cost absorption;

•	In April 2020, Repeat Precision entered into a new promissory note providing up to $5.0 million in additional borrowing capacity; and
•

Amending our revolving credit facility to modify certain covenants and to establish a borrowing base related to our accounts receivable, which we believe provides us with enhanced financial flexibility (as described in more detail in “Note 8.  Debt” in our unaudited condensed consolidated financial statements).

NCS continues to evaluate market conditions and will continue to take necessary actions to further reduce our cost base and enhance liquidity should there be a further reduction in the demand for our products and services.

In connection with the reductions in force described above, NCS recorded severance expense of $1.3 million in the first quarter of 2020, $3.5 million in the second quarter of 2020 and $0.8 million in the third quarter of 2020.

As a result of the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock,  we assessed the recoverability of the carrying value of our property and equipment and finite-lived intangible assets as of March 31, 2020 and determined that a triggering event had occurred. As a result of the analysis, we recorded impairment charges of $9.7 million in property and equipment and $40.5 million related to identifiable intangible assets, which we recorded during the first quarter of 2020. There were no impairment charges recorded on our property and equipment or identifiable intangible assets during the second or third quarters of 2020. For additional information, see “Note 5. Property and Equipment” and “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements.

On August 6, 2020, we entered into an amendment to our Senior Secured Credit Facility which, among other changes, reduced the lender commitments in the U.S. under our Senior Secured Credit Facility to $25.0 million and further limited the amount we may borrow dependent on a borrowing base calculated based on eligible receivables. See —Liquidity and Capital Resources—Financing Arrangements for a description of the amendment. Our borrowing base under the Senior Secured Credit Facility as of September 30, 2020 was $4.2 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels, including as a result of reductions in our borrowing base or a springing financial covenant, if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic.

See Item 1A. Risk Factors below for a discussion of additional actual or potential impacts of the COVID-19 pandemic on our business and operations.

Outlook

Based on revised capital budgets for 2020 that have been set by E&P companies, we believe that industry drilling and completions activity in North America will be more than 50% lower in 2020 than it was in 2019. Many of our customers in North America are reducing capital spending as much as possible in order to generate free cash flow or minimize the extent of negative free cash flow. Drilling activity in the U.S. has declined sequentially throughout 2020 before stabilizing at low levels at the end of the third quarter and increasing modestly early in the fourth quarter. Completions activity in the U.S. is also expected to increase slightly in the fourth quarter of 2020 as compared to the third quarter. We believe that the rig count in Canada in the second quarter of 2020 was at the lowest levels of the last 50 years and did not experience a material seasonal increase in the third quarter of 2020. The Canadian rig count remains well below seasonal averages thus far in the fourth quarter, but has improved from the average rig count observed in the third quarter of 2020. The low level of industry activity has led, and is expected to continue to lead, to intense competitive pressure across all of our product and service offerings in North America, which impacts our market share as well as our margins. We currently expect international industry activity to decline in 2020 as compared to 2019 as international E&P companies continue to adjust their budgets and activity levels in response to the COVID-19 pandemic and the resulting market conditions.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing of approximately $61 per barrel in December 2019 before falling significantly to approximately $21 per barrel by the end of March 2020 and averaging $40.89 per barrel during the third quarter of 2020.  Crude oil pricing has historically been supported by voluntary oil production reductions by members of OPEC, and certain other countries, including Russia. In response to decreased demand related to the COVID-19 pandemic, this group agreed to a collective reduction in oil production of 9.7 MMBBL/D in May, June and July of 2020, 7.7 MMBBL/D in August through December 2020 and 5.8 MMBBL/D in January 2021 through April 2022. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically avoid overwhelming global oil storage capacity and allow storage levels to return to normal levels over time as the economy and oil demand recovers.  There can be no assurance that the countries involved will comply with the intended reductions.

Natural gas pricing was at an average level of $2.56 per MMBtu during 2019 but has fallen to an average level of $2.00 per MMBtu during the third quarter of 2020 as supply has exceeded demand, which has been negatively impacted by the COVID-19 pandemic and resulting market conditions. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wide discounts to Henry Hub pricing resulting from infrastructure bottlenecks.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
9/30/2019	56.34	61.95	2.38
12/31/2019	56.82	63.17	2.40
3/31/2020	45.54	50.45	1.90
6/30/2020	27.96	29.70	1.70
9/30/2020	40.89	42.91	2.00

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the third quarter of 2019, as provided by Baker Hughes Company (“Baker Hughes”). The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2019	894	130	1,024
12/31/2019	797	136	933
3/31/2020	764	194	958
6/30/2020	378	23	401
9/30/2020	241	46	287

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The rig count in the U.S. began to decline in 2019, and the decline has accelerated in 2020 with the U.S. rig count decreasing during the third quarter of 2020 from the second quarter of 2020 by 36%. The average land rig count in Canada for the third quarter was 65% lower than in the same period in 2019 and was at 85 rigs by the end of October 2020, up from 12 rigs at June 30, 2020, the lowest level ever recorded by Baker Hughes. The U.S. and Canadian rig counts are expected to remain significantly below prior year levels for the remainder of 2020.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. However, as a result of the decline in market conditions primarily related to the COVID-19 pandemic, we do not expect to experience a material seasonal increase in Canada in the fourth quarter of this year. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the U.S. exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

The market in Canada also continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers.

The industry experienced a reduction in completions activity in the United States that began in the second half of 2018, which has extended through 2019 and into 2020, with the reduction further accelerating beginning in March 2020 before reversing during the late third quarter and early fourth quarter of 2020. In addition, revised capital budgets from E&P companies indicate that capital spending in 2020 is expected to be at least 50% below capital spending in 2019.

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

Product sales represented 71% and 72% of our revenues for the three months ended September 30, 2020 and 2019, respectively, and 70% and 72% for the nine months ended September 30, 2020 and 2019, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29% and 28% of our revenues for the three months ended September 30, 2020 and 2019, respectively, and 30% and 28% for the nine months ended September 30, 2020 and 2019, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed rates we charge to our customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenue derived from sales in Canada and denominated in Canadian dollars were approximately 23% and 43% for the three months ended September 30, 2020 and 2019, respectively, and approximately 43% and 41% for the nine months ended September 30, 2020 and 2019, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars were approximately 9% and 22% for the three months ended September 30, 2020 and 2019, respectively, and approximately 20%  for each of the nine months ended September 30, 2020 and 2019, respectively.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2020	2019	$	%
Revenues
Product sales	$11,660	$43,756	$(32,096)	(73.4)%
Services	4,652	17,017	(12,365)	(72.7)%
Total revenues	16,312	60,773	(44,461)	(73.2)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	7,874	23,796	(15,922)	(66.9)%
Cost of services, exclusive of depreciation and amortization expense shown below	2,334	8,413	(6,079)	(72.3)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	10,208	32,209	(22,001)	(68.3)%
Selling, general and administrative expenses	12,474	20,441	(7,967)	(39.0)%
Depreciation	1,000	1,461	(461)	(31.6)%
Amortization	103	1,153	(1,050)	(91.1)%
(Loss) income from operations	(7,473)	5,509	(12,982)	(235.7)%
Other income (expense)
Interest expense, net	(876)	(424)	(452)	(106.6)%
Other income, net	414	259	155	59.8%
Foreign currency exchange loss, net	(260)	(131)	(129)	(98.5)%
Total other expense	(722)	(296)	(426)	(143.9)%
(Loss) income before income tax	(8,195)	5,213	(13,408)	(257.2)%
Income tax benefit	(3,058)	(1,396)	(1,662)	(119.1)%
Net (loss) income	(5,137)	6,609	(11,746)	(177.7)%
Net income attributable to noncontrolling interest	726	2,988	(2,262)	(75.7)%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(5,863)	$3,621	$(9,484)	(261.9)%

Revenues

Revenues were $16.3 million for the three months ended September 30, 2020 as compared to $60.8 million for the three months ended September 30, 2019.  This decrease reflected reductions in product sales and services volumes in North America as well as lower pricing for certain products and services, including composite plugs and tracer diagnostics, and lower product sales in international markets. We believe the decrease in both activity and pricing resulting from the decline in market conditions primarily related to the COVID-19 pandemic, which had a negative impact on our revenues during the three months ended September 30, 2020 as drilling rig and completion activity in the U.S. declined sequentially throughout 2020 before stabilizing at low levels at the end of the third quarter and did not experience a material seasonal increase in Canada in the third quarter of 2020. Product sales for the three months ended September 30, 2020 were $11.7 million as compared to $43.8 million for the three months ended September 30, 2019. Services revenue was $4.7 million for the three months ended September 30, 2020 as compared to $17.0 million for the three months ended September 30, 2019.

Cost of sales

Cost of sales was $10.2 million, or 62.6% of revenues, for the three months ended September 30, 2020 as compared to $32.2 million, or 53.0% of revenues, for the three months ended September 30, 2019.  Cost of sales as a percentage of revenues increased due to the significant reduction in revenue, leading to under-utilization of manufacturing capacity and field service personnel, as well as a reduction in pricing for certain products and services. We believe that our cost of sales as a percentage of revenue was negatively impacted by the reduction in revenue activity associated with the decline in market conditions primarily related to the COVID-19 pandemic, which contributed to fixed cost under absorption. Cost of product sales was $7.9 million, or 67.5% of product sales revenue, and cost of services was $2.3 million, or 50.2% of service revenue, for the three months ended

September 30, 2020. For the three months ended September 30, 2019, cost of product sales was $23.8 million, or 54.4% of product sales revenue, and cost of services was $8.4 million, or 49.4% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.5 million for the three months ended September 30, 2020 as compared to $20.4 million for the three months ended September 30, 2019. This overall decrease in expense reflects declines in compensation and benefits, share-based compensation and research and development expenses of $4.7 million, $1.1 million and $0.4 million, respectively. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a slightly favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses, which decreased by $0.6 million. Additionally, professional fees were lower by $0.7 million.

Depreciation

Depreciation was $1.0 million for the three months ended September 30, 2020 as compared to $1.5 million for the three months ended September 30, 2019. The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures were lower in 2020 as compared to 2019. See “Note 5. Property and Equipment” of our unaudited condensed consolidated financial statements for additional detail.

Amortization

Amortization was $0.1 million for the three months ended September 30, 2020 as compared to $1.2 million for the three months ended September 30, 2019. The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software,  customer relationships, and trademarks. See “Note 6. Goodwill and Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Interest expense, net

Interest expense, net was $0.9 million for the three months ended September 30, 2020 as compared to $0.4 million for the three months ended September 30, 2019. The increase in interest expense, net was primarily a result of the $0.6 million write-off of deferred loan costs associated with the amendment to our Senior Secured Credit Facility, which reduced the lender commitments.

Income tax benefit

Income tax benefit was $3.1 million for the three months ended September 30, 2020 as compared to $1.4 million for the three months ended September 30, 2019. Included in tax benefit for the three months ended September 30, 2019 was a valuation allowance against our U.S. deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax benefit for the three months ended September 30, 2019 of approximately $6.9 million.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2020	2019	$	%
Revenues
Product sales	$55,948	$110,933	$(54,985)	(49.6)%
Services	23,646	42,458	(18,812)	(44.3)%
Total revenues	79,594	153,391	(73,797)	(48.1)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	35,191	57,032	(21,841)	(38.3)%
Cost of services, exclusive of depreciation and amortization expense shown below	12,024	25,021	(12,997)	(51.9)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	47,215	82,053	(34,838)	(42.5)%
Selling, general and administrative expenses	48,782	66,360	(17,578)	(26.5)%
Depreciation	3,446	4,382	(936)	(21.4)%
Amortization	1,340	3,451	(2,111)	(61.2)%
Change in fair value of contingent consideration	—	37	(37)	(100.0)%
Impairment	50,194	7,919	42,275	NM
Loss from operations	(71,383)	(10,811)	(60,572)	NM
Other income (expense)
Interest expense, net	(1,622)	(1,497)	(125)	(8.4)%
Other income, net	580	349	231	66.2%
Foreign currency exchange loss, net	(467)	(678)	211	31.1%
Total other expense	(1,509)	(1,826)	317	17.4%
Loss before income tax	(72,892)	(12,637)	(60,255)	(476.8)%
Income tax (benefit) expense	(9,956)	10,200	(20,156)	(197.6)%
Net loss	(62,936)	(22,837)	(40,099)	(175.6)%
Net income attributable to noncontrolling interest	3,233	7,809	(4,576)	(58.6)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(66,169)	$(30,646)	$(35,523)	(115.9)%

_______________

(1)	NM – Percentage not meaningful

Revenues

Revenues were $79.6 million for the nine months ended September 30, 2020 as compared to $153.4 million for the nine months ended September 30, 2019.  This decrease reflected reductions in product sales and services volumes in North America, particularly during the second and third quarters and lower product sales in international markets, partially offset by higher services revenue in international markets. We believe the decrease in both activity and pricing resulting from the decline in market conditions primarily related to the COVID-19 pandemic, which had a negative impact on our revenues during the nine months ended September 30, 2020 as drilling rig and completion activity in North America declined sequentially throughout 2020 before stabilizing at low levels at the end of the third quarter of 2020. In addition, customer activity in China was delayed and activity in Argentina was suspended from mid-March until June due to government regulations. Product sales for the nine months ended September 30, 2020 were $55.9 million as compared to $110.9 million for the nine months ended September 30, 2019. Services revenue was $23.6 million for the nine months ended September 30, 2020 as compared to $42.5 million for the nine months ended September 30, 2019.

Cost of sales

Cost of sales was $47.2 million, or 59.3% of revenues, for the nine months ended September 30, 2020 as compared to $82.1 million, or 53.5% of revenues, for the nine months ended September 30, 2019.  Cost of sales as a percentage of revenues increased due to the significant reduction in revenue, leading to under-utilization of manufacturing capacity and field service personnel, as well as a reduction in pricing for certain products and services, particularly during the second and third quarters. We believe that our cost of sales as a percentage of revenue was negatively impacted by the reduction in revenue activity associated with the decline in market conditions primarily related to the COVID-19 pandemic, which contributed to fixed cost under absorption. Cost of product sales was $35.2 million, or 62.9% of product sales revenue, and cost of services was $12.0 million, or 50.9% of service revenue, for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, cost of product sales was $57.0 million, or 51.4% of product sales revenue, and cost of services was $25.0 million, or 58.9% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $48.8 million for the nine months ended September 30, 2020 as compared to $66.4 million for the nine months ended September 30, 2019. This overall decrease in expense reflects declines in compensation and benefits, share-based compensation, research and development expenses, ERP-related expenses, and bad debt expense of $10.8 million, $2.9 million, $1.3 million, $1.1 million, and $0.8 million, respectively. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses of $1.5 million. Additionally, professional fees, including litigation fees, were lower by $3.1 million, which includes $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation. These favorable variances were partially offset by severance charges incurred for the nine months ended September 30, 2020 related to reductions in workforce, which was higher by $4.8 million.

Depreciation

Depreciation was $3.4 million for the nine months ended September 30, 2020 as compared to $4.4 million for the nine months ended September 30, 2019. The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures were lower in 2020 compared to 2019. See “Note 5. Property and Equipment” of our unaudited condensed consolidated financial statements for additional detail.

Amortization

Amortization was $1.3 million for the nine months ended September 30, 2020 as compared to $3.5 million for the nine months ended September 30, 2019. The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software,  customer relationships, and trademarks. See “Note 6. Goodwill and Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Impairment

In the first quarter of 2020, we evaluated our property and equipment and finite-lived intangible assets for impairment due to current industry conditions such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. We determined that the carrying amount of certain of our long-lived assets exceeded the corresponding fair value. We recorded impairment charges of $9.7 million in property and equipment and $40.5 million in finite-lived intangible assets. There were no impairment charges recorded on our goodwill, property and equipment or identifiable intangible assets during the second or third quarters of 2020.

During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. In addition to goodwill, we also assessed our identifiable intangibles for impairment as of June 30, 2019 and determined those assets were not impaired. See “Note 6. Goodwill and Intangibles” of our consolidated financial statements for additional detail.

Income tax (benefit) expense

Income tax (benefit) expense was $(10.0) million for the nine months ended September 30, 2020 as compared to $10.2 million for the nine months ended September 30, 2019. Included in the tax benefit for the nine months ended September 30, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the CARES Act including: (1) a tax benefit of $0.9 million which includes a decision to elect bonus depreciation in a prior year resulting in a NOL carryback and (2) tax expense of $9.7 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also, included in tax benefit for the nine months ended September 30, 2020 was a tax expense in the amount of $1.2 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset, as well as a benefit of $1.3 million related to a reduction in foreign tax expense. Included in tax expense for the nine months ended September 30, 2019 was a valuation allowance against our U.S. deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense for the nine months ended September 30, 2019 of approximately $11.7 million. Additionally, the effective tax rate for the nine months ended September 30, 2020 and 2019 included a tax expense of $1.4 million and $0.4 million, respectively, for the tax effect of stock awards.

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

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of September 30, 2020, we had cash and cash equivalents of $8.6 million and total outstanding indebtedness of $6.0 million, of which no amount is currently outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million. Total borrowings are limited to a borrowing base calculated based on eligible receivables. We were in compliance with our debt covenants at September 30, 2020. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.  Our borrowing base under the Senior Secured Credit Facility at September 30, 2020 was $4.2 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels, including as a result of reductions in our borrowing base or a springing financial covenant, if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, severance payments, debt service and potential mergers and acquisitions.

Our capital expenditures for the nine months ended September 30, 2020 and 2019 were $1.9 million and $5.2 million, respectively. We plan to incur approximately $2.0 million to $2.5 million in capital expenditures during 2020, which includes capital expenditures related to (i) additional machining capacity at Repeat Precision, (ii) machinery and equipment utilized in manufacturing and engineering, (iii) additional equipment to support our tracer diagnostics services and (iv) leasehold improvements associated with operations facilities. We expect to generate proceeds from the sale of property and equipment of $1.0 million, primarily related to the sale of excess vehicles utilized in field operations, most of which were obtained through finance leases.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$14,508	$4,815
Net cash used in investing activities	(1,178)	(4,425)
Net cash used in financing activities	(15,707)	(21,251)
Effect of exchange rate changes on cash and cash equivalents	(231)	248
Net change in cash and cash equivalents	$(2,608)	$(20,613)

Operating Activities

Net cash provided by operating activities was $14.5 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash flow was primarily driven by no payment of contingent consideration in 2020 compared to $3.0 million in 2019, and favorable changes in accounts receivable and inventories, partially offset by lower net income and unfavorable changes in deferred income tax (benefit) expense, prepaid expenses and other assets, accounts payable and income taxes receivable/payable as well as lower non-cash share-based compensation and depreciation and amortization expenses.

Investing Activities

Net cash used in investing activities was $1.2 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used in investing activities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily related to reduced capital expenditures for property, equipment, software and technology which totaled $1.9 million in the nine months ended September 30, 2020 compared to $5.2 million for the same period in 2019.

Financing Activities

Net cash used in financing activities was $15.7 million and $21.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily related to lower payments on equipment note and finance leases of $3.3 million. Additionally, on January 31, 2019, we made a $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value. The decrease in net cash used in financing activities was partially offset by net repayments under the Senior Secured Credit Facility of $3.0 million.

Financing Arrangements

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower (the “U.S. Borrower”), NCS Multistage Inc., as Canadian borrower (the “Canadian Borrower”; together with the U.S. Borrower, the “Borrowers”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”), the lenders party thereto, Wells Fargo Bank, National Association as administrative agent (the “U.S. Agent”) in respect of the U.S. facility provided therein and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent (the “Canadian Agent”) in respect of the Canadian Facility provided therein. The 2019 Credit Agreement amended and restated our prior credit agreement in its entirety. See “Note 8. Debt” to our unaudited condensed consolidated financial statements for additional details regarding our 2019 Credit Agreement.

On August 6, 2020, we entered into Amendment No. 1 to Second Amended and Restated Credit Agreement (the “Amendment”; the 2019 Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Borrowers, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, the U.S. Agent and the Canadian Agent. The facility provided pursuant to the Amended Credit Agreement is referred to herein as the “Senior Secured Credit Facility”.

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

Borrowings under the Senior Secured Credit Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on NCS’s leverage ratio. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to than 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of September 30, 2020, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

The Amended Credit Agreement includes customary events of default for facilities of this type (with customary materiality thresholds and grace periods, as applicable). If an event of default occurs, the lenders party to the Amended Credit Agreement may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders party to the Amended Credit Agreement also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings and to proceed against the collateral securing the Senior Secured Credit Facility.

Contractual Obligations

Except for the finance lease as discussed in “Note 5. Property and Equipment” and operating lease as discussed in “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies

There are no other material changes to our critical accounting policies from those included in the Annual Report for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

See “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements for a  discussion of the accounting pronouncements we recently adopted and the accounting pronouncements recently issued by the Financial Accounting Standards Board.

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

•

the reduction in our Senior Secured Credit Facility borrowing base or our inability to comply with the covenants in our debt agreements depending on the duration of the decline in market conditions primarily related to the COVID-19 pandemic and our ability to negotiate with our lenders;

•	risks and uncertainties relating to cost reduction efforts or savings we may realize from such cost reduction efforts;
•	risks and uncertainties related to the potential delisting of our common stock from NASDAQ Global Select Market;
•	loss of significant customers;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;
•	competitive pressure resulting from a significant decline in industry activity;
•	our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;
•	impairment in the carrying value of long-lived assets and goodwill;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	currency exchange rate fluctuations;
•	losses and liabilities from uninsured or underinsured business activities;
•	the financial health of our customers including their ability to pay for products or services provided;
•	our inability to obtain sufficient liquidity on reasonable terms, or at all;
•	our failure to identify and consummate potential acquisitions;

•	our inability to integrate or realize the expected benefits from acquisitions;
•	impact of severe weather conditions;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;
•	change in trade policy, including the impact of additional tariffs;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;
•	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, the CARES Act and the 2017 Tax Act;
•	loss of our information and computer systems;
•	system interruptions or failures, including cyber-security breaches, identity theft or other disruptions that could compromise our information;
•	our failure to establish and maintain effective internal control over financial reporting;
•	our success in attracting and retaining qualified employees and key personnel; and
•	our inability to satisfy technical requirements and other specifications under contracts and contract tenders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2019. With the exception of the uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic and our repayment of all outstanding variable rate debt under the amendment to our Senior Secured Credit Facility, our exposure to market risk has not changed materially since December 31, 2019.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Although most of our employees and office-based workforce were working remotely due to COVID-19, there have been no changes to our internal controls during the quarter ended September 30, 2020 and we have not experienced any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal controls.

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

On April 3, 2020, the United States District Court for the Western District of Texas, Waco Division (“District Court”) issued a final judgment in connection with the litigation with Diamondback Industries, Inc (“Diamondback”) awarding Repeat Precision approximately $39.9 million (the “Award”) plus attorneys’ fees in connection with its breach of exclusive license, patent infringement and tortious interference claims. In its ruling, the District Court validated the terms of Repeat Precision’s exclusive license agreement with respect to the setting tool technology practicing U.S. Patent No. 9,810,035 (the “’035 Patent’) and enjoined Diamondback from selling its infringing SS line of setting tools. The judgment remains subject to appeal and, on April 21, 2020, Diamondback filed for Chapter 11 bankruptcy protection which stays any collection efforts. As of September 30, 2020, we have not recorded any amount in our condensed consolidated financial statements related to this gain contingency. In April 2020, we received $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation, which was recorded in the condensed consolidated statements of operations under general and administrative expenses for the nine months ended September 30, 2020.

In October 2020, we entered into an agreement to settle the Award entered into by the District Court, which will be effectuated through a Chapter 11 plan of reorganization that was filed by Diamondback and is currently set for confirmation on November 12, 2020. The agreement terminates if the bankruptcy court does not approve the plan by December 31, 2020. In connection with Repeat Precision releasing Diamondback and Derrek Drury (“Drury”) from the monetary damages in the Award and certain other claims, Repeat Precision expects to receive: (i) an upfront cash payment of approximately $15.5 million, (ii) the transfer of the ‘035 Patent from Diamondback to Repeat Precision, (iii) payments for future sales of certain setting tool sold by Diamondback or its successor as restitution, until $5 million has been paid in total, and (iv) a note from Drury payable in two years in the principal amount of up to $5 million secured by certain properties and other collateral. Repeat Precision and another claimant in the Diamondback bankruptcy have also agreed to provide mutual releases of all claims in exchange for consideration to be received by Repeat Precision, which is also conditioned on the effectiveness of the Chapter 11 plan. There are no assurances that the terms of any settlement will become effective, including uncertainty as to whether a Chapter 11 plan will be approved by the bankruptcy court, or that we will receive any portion of the settlement consideration.

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

The demand for crude oil has been materially reduced as a result of such measures taken by governments around the world, which has resulted in excess supply of crude oil and a rapid and material reduction in crude oil prices. As a result, E&P companies have responded by significantly reducing their capital expenditure budgets for 2020, resulting in significant reductions in planned drilling and completion activity, which has led to and will lead to a decrease in demand by our customers for our products and services. For as long as we remain in a low commodity price environment, we would generally expect our customers and potential customers to continue to operate at these lower levels of drilling, completion and other production activities or, if conditions worsen, they may further reduce their capital expenditures. These lower capital expenditure levels have resulted in and will continue to result in a reduction in spending on our products and services and impact the prices we are able to charge our customers. Furthermore, if any of our significant customers decides not to continue to use our products and services, or if any of our key suppliers experiences a significant disruption that limits our ability to manufacture and sell certain of our products, as a result of the COVID-19 pandemic, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility may not be sufficient to fund our capital expenditures and liquidity requirements, particularly if the decline in market conditions primarily related to the COVID-19 pandemic on the demand for crude oil, customer spending and the resulting demand for our products and services continues for an extended period of time or worsens. These negative impacts of the COVID-19 pandemic are likely to have a material negative impact on our financial performance, which could result in a breach of the covenants and a default under the Amended Credit Agreement. In the event of a default, the lenders may elect to declare all outstanding borrowings under the facility immediately due and payable. In addition, the total amount available to be drawn under our Senior Secured Credit Facility is substantially lower than the commitments due to borrowing limits imposed by our borrowing base that is calculated based on eligible receivables, and the amount available may decline if our business continues to be materially adversely impacted by the decline in market conditions primarily related to the COVID-19 pandemic. In the event of a reduction in liquidity as a result of a default under the Amended Credit Agreement or the reduction of our borrowing capacity as result of business conditions, we may not be able to obtain liquidity from additional indebtedness, the capital markets or otherwise on reasonable terms, or at all, and our business may not generate sufficient cash flow from operations to fund our debt obligations or capital requirements.

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

On March 31 and April 1, 2020, we also implemented, as of such date, a workforce reduction resulting in termination of over 80 employees, furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs and on May 4, 2020 and in July 2020, we implemented, as of such date, additional workforce reductions resulting in the termination of approximately 50 employees per each reduction in response to the current difficult market conditions primarily related to the COVID-19 pandemic, the recent fall in demand for, and the price of, crude oil and reductions in customer capital spending plans. The reductions result in the loss of longer-term employees, institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization. These reductions, or others which may be caused by, but not limited to, the temporary inability of our workforce to work due to illness, quarantine, or government action, may negatively impact our operations.

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

On April 24, 2020, NCS received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days and that NCS therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The notification has no immediate effect on the listing of our common stock on the Nasdaq Global Select Market.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days to regain compliance with the Minimum Bid Requirement. However, in response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq provided temporary relief from the Minimum Bid Requirement through June 30, 2020 such that companies will have additional time to regain compliance, and compliance periods for any newly identified non-compliance will not begin until July 1, 2020. Therefore, our compliance period is extended until December 28, 2020.

To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, and in such case, Nasdaq will provide NCS with written confirmation of compliance. If NCS does not regain compliance before December 28, 2020, we may be eligible for an additional 180 calendar days to regain compliance with the Minimum Bid Requirement, if we elect to transfer to the Nasdaq Capital Market. To qualify, NCS would be required to meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the Minimum Bid Requirement), and NCS will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we are not eligible or it appears to Nasdaq that we will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to NCS that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

On October 27, 2020, funds affiliated with Advent International Corporation, who beneficially hold 29,568,536 shares of our common stock as of such date, or approximately 62.6% of our shares of common stock, had executed and delivered to the Board of Directors a written consent approving a proposal to effect a reverse stock split of our issued and outstanding common stock, with a ratio of 1-for-20 (the “reverse stock split”) and to reduce the number of authorized shares of our common stock by the same ratio as the reverse split.  Our Board of Directors also approved the above reverse stock split and authorized share reduction on October 27, 2020. We expect our common stock to begin trading on Nasdaq on a split-adjusted basis when the market opens on December 1, 2020. Our Board of Directors reserves its right to elect not to proceed and abandon the reverse stock split if it determines, in its sole discretion, that this reverse stock split is no longer in the best interests of our stockholders.

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
10.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of August 6, 2020, by and among NCS Multistage Holdings, Inc., Pioneer Intermediate, Inc., Pioneer Investment, Inc., NCS Multistage Inc., Wells Fargo Bank, National Association, Wells Fargo Bank, National Association, Canadian Branch, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 11, 2020).

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

Date: November 5, 2020	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized
Signatory)