Form 10-K
period 2020-12-31
NCS Multistage Holdings, Inc.
filed 2021-03-08
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______  to  ______

Commission file number: 001-38071

NCS Multistage Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1527455
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

19350 State Highway 249, Suite 600
Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281)  453-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NCSM	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7.6 million (based on the closing sale price of the registrant’s common stock on that date).

As of March 4, 2021, there were 2,360,007 shares of common stock outstanding.

Portions of the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, including the effects of the Coronavirus disease 2019 (“COVID-19”) pandemic thereon, such as those contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	declines in the level of oil and natural gas exploration and production (“E&P”) activity within Canada and the United States;
•	oil and natural gas price fluctuations;
•	the financial health of our customers including their ability to pay for products or services provided;
•	inability to successfully implement our strategy of increasing sales of products and services into the United States;
•	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;
•	loss of significant customers;
•	our inability to successfully develop and implement new technologies, products and services;
•	our inability to protect and maintain critical intellectual property assets;
•	losses and liabilities from uninsured or underinsured business activities;
•	our failure to identify and consummate potential acquisitions;
•	our inability to integrate or realize the expected benefits from acquisitions;
•	currency exchange rate fluctuations;
•	impact of severe weather conditions;
•	risks resulting from the operations of a joint venture arrangement;
•	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;
•	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases (“GHGs”);
•	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;
•	change in trade policy, including the impact of additional tariffs;
•	our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;
•

failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”);

•	loss of our information and computer systems;
•

system interruptions or failures, including complications with our enterprise resource planning system (“ERP”), cyber security breaches, identity theft or other disruptions that could compromise our information;

•	impairment in the carrying value of long-lived assets and goodwill;
•	our failure to establish and maintain effective internal control over financial reporting;

•	our success in attracting and retaining qualified employees and key personnel;
•	risks and uncertainties relating to cost reduction efforts or savings we may realize from such cost reduction efforts;
•	the reduction in our Senior Secured Credit Facility borrowing base or our inability to comply with the covenants in our debt agreements; and
•	our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

RISK FACTORS SUMMARY

You should carefully consider the information set forth below in Item 1A. “Risk Factors” before deciding whether to invest in our securities. Below is a summary of principal risks associated with an investment in our securities.

•	Our business, financial condition, results of operations, cash flows and stock price have been negatively impacted and may in the future be materially adversely affected by the COVID-19 pandemic.
•	Our business depends on the levels of expenditures by companies in the oil and natural gas industry and particularly on the level of E&P activity within Canada and the United States.
•	The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.
•

Low commodity price environments can negatively impact oil and natural gas E&P companies and, in some cases, impair their ability to timely pay for products or services provided or can result in their insolvency or bankruptcy, any of which exposes us to credit risk of our oil and natural gas E&P customers.

•	We may not be able to successfully implement our strategy of increasing sales of our products and services for use in basins located in the United States.
•	Competition within our industry may adversely affect our ability to market our services.
•

A single customer constituted 10% of our revenue for the year ended December 31, 2020 and 8% of our revenue for the years ended December 31, 2019 and 2018. The loss of that customer or any other of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

•	Our success depends on our ability to develop and implement new technologies, products and services.
•	Advancements in drilling and well completion technologies could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•

Our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property and we may not be able to adequately protect or enforce our intellectual property rights in the future. We may be adversely affected by disputes regarding intellectual property rights.

•

Our products are used in operations that are subject to potential hazards inherent in the oil and natural gas industry, including claims for personal injury and property damage, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

•	Losses and liabilities from operating activities could have a material adverse effect on our financial condition and operations.
•	The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities and integrating businesses, assets and personnel.
•	A significant amount of our revenue generated is denominated in the Canadian dollar and could be negatively impacted by currency fluctuations.
•

We conduct a portion of our operations through the Repeat Precision, LLC (“Repeat Precision”) joint venture, which subjects us to additional risks that could adversely affect the success of these operations and the ability of Repeat Precision to make cash distributions to us, which could adversely impact our financial position and results of operations.

•

Our operations may be limited or disrupted in certain parts of the continental United States, Canada and Norway during severe weather conditions, which could have a material adverse effect on our business, financial condition and results of operations.

•

Hydraulic fracturing is substantially dependent on the availability of water. Restrictions on the ability of our customers to obtain water may have a material adverse effect on our business, financial condition and results of operations.

•

The adoption of climate change legislation or regulations restricting emissions of GHGs, and associated litigation, could result in increased compliance or operating costs, limit the areas in which our customers may conduct exploration and production activities, and reduce demand for oil and natural gas.

•

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays on our customers which could in turn decrease the demand for our products and services.

•

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect the ability of our customers to conduct drilling activities in some of the areas where we operate.

•

We may not be able to meet applicable regulatory requirements for our use of certain chemicals by our tracer diagnostics business, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements will be time-consuming and costly.

•

Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

•	Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.
•

If we are unable to accurately predict customer demand or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which would reduce gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and potentially a loss in market share and damaged customer relationships.

•	We could be subject to additional income tax liabilities.
•	Loss of our information and computer systems could adversely affect our business.
•	We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
•	Complications with our ERP system could adversely impact our business and operations.
•	Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results.
•

Our business operations in countries outside of the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.

•	Our success may depend on the continued service and availability of key personnel.
•	We may be unable to attract and retain skilled and technically knowledgeable employees, which could adversely affect our business.
•	We are subject to the risk of supplier concentration.
•	We may not be able to satisfy technical requirements, testing requirements, code requirements or other specifications under contracts and contract tenders.
•

Our outstanding indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

•	Restrictive covenants in the agreement governing our Senior Secured Credit Facility may restrict our ability to pursue our business strategies.
•	We are controlled by the funds controlled by Advent International Corporation (“Advent”), whose interests may differ from those of our public stockholders.
•	Future sales of our common stock, or the perception in the public markets that these sales may occur, could cause the market price for our common stock to decline.
•

Anti-takeover protections in our amended and restated certificate of incorporation, our amended and restated bylaws or our contractual obligations may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

•

We are an “emerging growth company” and “smaller reporting company” and may elect to comply with reduced reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

•

We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause to us to fail to meet our reporting obligations or fail to prevent fraud; which would harm our business and could negatively impact the price of our common stock.

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Form 10-K, including, among others, AirLock, MultiCycle, OST, Innovus, Terrus, Qumulus, Mongoose, PurpleSeal Express, Repeat Precision, NCS Multistage and NCS and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Form 10-K without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Third party trademarks, service marks or trade names appearing in this Form 10-K are the property of their respective owners.

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

PART I

Item 1. Business

Overview

NCS Multistage Holdings, Inc. (“NCS,” the “Company,” “we,” “our” or “us”) is a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, Russia, the Middle East and the North Sea. Our extensive research and development efforts are influenced and driven by the needs of our customers, allowing us to introduce innovative and commercial solutions that improve customer efficiency and profitability. We provided our products and services to over 200 customers in 2020, including leading large independent oil and natural gas companies and major oil companies.

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

We own a 50% controlling interest in Repeat Precision, which we consolidate. Repeat Precision markets composite frac plugs and related products directly to customers and provides high-quality machining services for NCS products.

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

Our revenue for the years ended December 31, 2020,  2019 and 2018, was $107.0 million, $205.5 million and $227.0 million, respectively. Our net loss attributable to NCS Multistage Holdings, Inc. for the years ended December 31, 2020,  2019 and 2018, was $(57.6) million, $(32.8) million and $(190.3) million, respectively. Our total assets for the years ended 2020,  2019 and 2018, were $138.7 million, $202.6 million and $229.7 million, respectively. For additional financial information by geographic area, see “Note 18. Segment and Geographic Information” of our consolidated financial statements.

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

Through implementing this strategy, including the investment in Repeat Precision and the acquisition of Spectrum Tracer Services, LLC (“Spectrum”) in 2017, we have diversified our revenue base. In 2020, approximately 50% of our revenue was derived from fracturing systems products and services, nearly 30% was derived from Repeat Precision and approximately 10% was derived from each of our well construction products and tracer diagnostics services. This represents a more balanced portfolio, serving a larger addressable market than in 2016, when over 90% of our revenue was derived from fracturing systems products and services, with the remainder from well construction products. In addition, this diversification of our revenue base has, in part, contributed to a reduction in the percentage of revenue derived from the Canadian market from 71% in 2016 to 45% in 2020.

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

•

Casing-installed sliding sleeves. Our Innovus casing-installed sliding sleeves are a consumable product, sold to our customers and cemented in place in a well’s casing. We produce two primary models of sliding sleeves: models which can be opened only once, and models which can be opened and closed multiple times throughout the life of a well giving our customers the benefit of additional completion options and the ability to better optimize a well’s production phase. We have recently introduced a new sliding sleeve model with a dual-barrel that can be converted during the production phase to regulate water injection in enhanced recovery applications. Our casing-installed sliding sleeves can be utilized in both cemented and open-hole wellbores, with no practical limitation on the number of stages that can be installed in a well, and feature an inner-diameter which is the same as the casing in the wellbore. During completion operations, the downhole frac isolation assembly is placed in the sleeve and the inner barrel of the sleeve is shifted down, exposing the frac ports to the formation, allowing the completion of that stage to begin.

•

Downhole frac isolation assembly. Our proprietary downhole frac isolation assembly is comprised of several subcomponents, including a resettable bridge plug for stage isolation, a sleeve locator to efficiently locate our sliding sleeves in the wellbore, an abrasive perforating sub that can perforate the casing where our sliding sleeves are not installed and gauge packages that can measure and record downhole data. The assembly, which is attached to a third-party’s coiled tubing reel, is primarily used to locate our sliding sleeves, to establish wellbore isolation and to shift our sliding sleeves open or closed. In addition, gauges within the downhole frac isolation assembly record downhole pressure and temperature data, which can be utilized to optimize the design of future completions. Further, because our downhole frac isolation assembly is deployed on coiled tubing, our customers have access to real-time downhole pressure measurements which can be used to adjust strategies during a well completion. We typically do not sell the assemblies and utilize them in our service to our customers. Our personnel operate the assemblies during completion operations in coordination with other on-site service providers.

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

•

Accelus sleeves. Our Accelus sliding sleeves can be cemented in place or utilized in open-hole wells. The sleeves are activated by pumping a ball from the surface that lands on seats in the sleeves, providing pinpoint stimulation. In some instances, the Accelus sleeves will be utilized together with our coiled-tubing deployed technology in a hybrid application to increase the number of stages that can be run in extended-reach applications, with the Accelus sleeves installed at the toe of such wells.

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

•

Tracer Diagnostics. We provide chemical and radioactive tracer diagnostics technologies used by E&P companies to assess completion performance, evaluate well production, and optimize field development strategies. Our fracture fluid identifier tracers, water-soluble tracers (“WSTs”), oil-soluble tracers (“OSTs”) and natural gas tracers enable efficient, cost-effective downhole diagnostics, providing E&P companies with critical data to better optimize reservoir development and production.

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

Reverse Stock Split

On December 1, 2020, we implemented a reverse stock split of our shares of common stock in a ratio of 1-for-20, and no change in the par value of the common and preferred stock. In connection with the reverse stock split, we transferred our securities to the Nasdaq Capital Market effective December 24, 2020. Unless we indicated otherwise, all share and per share information in this Annual Report on Form 10-K (“Form 10-K”) reflects the reverse stock split. For additional information regarding the reverse stock split, see “Note 1. Organization and Basis of Presentation” and “Note 12. Stockholders’ Equity” of our consolidated financial statements.

Intellectual Property and Patent Protection

We have dedicated resources to the development and acquisition of new technology and products designed to optimize well completions and field development strategies, primarily for use in onshore wells drilled with horizontal laterals in unconventional formations. Our sales and earnings are influenced by our ability to successfully introduce new or improved products to the North American and international markets. Our fracturing systems, wellbore construction products, tracer and other equipment and services involve proprietary technologies, some of which are protected by patents.

We hold 40 U.S. utility patents and 43 related international utility patents. These relate to various products and services from each of our product lines, such as our Airlock casing buoyancy system, OSTs, casing installed sliding sleeves, frac isolation assemblies, and other equipment and methods utilized in the provision of our services. Our U.S. utility patents expire between 2030 and 2039. Our international utility patents expire between 2025 and 2036.

We also have a number of U.S. and international patent applications pending. Some of these patent applications cover equipment and methods which are currently in development. The applications are in various stages of the patent prosecution process and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

We believe that our patents have historically been important in enabling us to compete in the market to supply our customers with our products and services. We intend to enforce, and have in the past vigorously enforced, our intellectual property rights. We may from time to time in the future be involved in litigation to determine the enforceability, scope and validity of our patent rights. In addition to patent rights, we use a significant amount of trade secrets, or “know-how,” and other proprietary information and technology as well as intellectual property licensed from third parties.

Customers

Our customer base primarily consists of oil and natural gas producers in North America and certain international markets as well as oilfield service companies. For the years ended December 31, 2020,  2019 and 2018, we had over 200,  325 and 310 customers, respectively. Our top five customers accounted for approximately 31%,  22% and 24% of our revenue for the years ended December 31, 2020,  2019 and 2018, respectively. Crescent Point Energy (“Crescent Point”) accounted for 10% of our revenue during the year ended December 31, 2020. No other customer accounted for more than 10% of our revenue during 2020. No customer represented more than 10% of our revenue for the years ended December 31, 2019 and 2018. Although we believe we have a broad customer base and wide geographic coverage of operations, the loss of one or more of our significant customers could have a material adverse effect on our results of operations. For additional information relating to risks regarding the loss of any of our significant customers, see Item 1A. “Risk Factors.”

Sales and Marketing

Our sales and marketing activities are performed through a technically-trained direct sales force. We recognize the importance of a technical marketing program in demonstrating the advantages of new technologies that offer benefits relative to established industry methodologies. Our technical sales force advises customers on the benefits of pinpoint stimulation, Innovus sliding sleeves, well construction products and tracer diagnostics services.

In the U.S. and Canada, sales of our fracturing systems products and services, liner hangers and tracer diagnostics services are made directly to E&P companies. Our customers also hire coiled tubing companies and pressure pumping services companies that work alongside us during the completion of a well. We provide our AirLock casing buoyancy system, liner hanger products and toe initiation sleeves directly to E&P companies as well as to oilfield services companies that act as distributors for those products. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents recurring business. Repeat Precision, which maintains a sales force separate from NCS in the U.S., sells its products directly to E&P companies as well as to oilfield services companies that act as distributors.

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

We generally try to purchase our raw materials from multiple suppliers, so we are not dependent on any one supplier. We will generally utilize multiple machine shops for the manufacturing of our component parts so that we are not dependent on any one machine shop. To decrease fixed costs, in connection with a more challenging commodity price environment, we have reduced our internal manufacturing capacity and relied more heavily on certain machine shops. Our suppliers are also active in multiple regions which allows us to react to changes in foreign currency exchange rates and tariffs and duties. For example, we have made changes to the suppliers of certain raw materials based on tariff rates. In addition, sourcing certain product categories from Repeat Precision allows us to reduce our costs.

 While we experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that reduced the capacity at the Repeat Precision machine shop operations in Mexico, such disruptions were temporary in nature, the impacted products are available through alternative sources of supply and we maintained sufficient inventory on hand to meet customer demand. We have also experienced delays in access to certain materials and products utilized in our research and development activities, which has led, and may continue to lead to delays in new product introductions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Our major competitors for our completion products and services include Baker Hughes Company (“Baker Hughes”), Core Laboratories N.V., DMC Global Inc., Forum Energy Technologies, Inc., Halliburton Company, Innovex Downhole Solutions, Nine Energy Service, Inc., NOV Inc., Oil States International, Inc., Packers Plus Energy Services, Schlumberger Limited, Schoeller-Bleckmann Oilfield Equipment AG and Weatherford International public limited company as well as a number of smaller or regional competitors.

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

Government Regulations

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

While we do not anticipate that compliance with existing environmental, health and safety laws and regulations will have a material adverse effect on our operations, we and/or our customers are subject to a wide range of such laws and regulations, which could materially and adversely affect their businesses and indirectly, through reduced demand for our products and services, have a material adverse effect on our business, financial condition and results of operations, including with respect to the following:

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

•

Climate Change. Governmental and public concern over the threat of climate change arising from GHG emissions is giving rise to an increased likelihood of regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in June 2016, the EPA published final rules under the CAA that establish new and more stringent emission control standards for methane and volatile organic compounds (“VOCs”) released from new and modified oil and natural gas development and production operations. These rules could have an adverse effect on our customers and result in an indirect material adverse effect on our business. However, in September 2020, the EPA finalized amendments that relax certain aspects of the methane and VOC emissions limitations, including rescinding the methane and VOC standards for the transmission and storage segment of the oil and natural gas industry, rescinding emissions limits for methane from all segments of the industry and revising standards for VOC emissions in the production and processing segments of the industry. The 2016 rules as well as the September 2020 amendments are the subject of litigation and, as a result, the future implementation of these rules remains uncertain. Regardless of the pending litigation, the EPA under the current administration may reconsider the September 2020 final rule, which could result in more stringent rulemaking.

Various U.S. states or groups of states have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, reporting and tracking initiatives and renewable portfolio standards. At the international level, the United Nations-sponsored Paris Agreement is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals. Although the United States withdrew from the Paris Agreement in November 2020, the President issued an executive order recommitting the United States to the Paris Agreement on January 20, 2021. Although it is not possible at this time to predict how any legal requirements imposed following the implementation of the Paris Agreement or otherwise that may be adopted or issued to address GHG emissions would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce.

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

•

Contamination. The Comprehensive Environmental Response, Compensation, and Liability Act, and comparable state laws, impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

•

Occupational Health and Safety. We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, establishing requirements to protect the health and safety of workers. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

•

Radioactive Materials. Part of our business involves the use of radioactive tracers, typically consisting of three standard isotopes (Iridium 192, Scandium 46 and Antimony 124), to help determine the existence of fractures within a well formation. The use of these materials requires us to obtain and comply with radioactive materials licenses issued by the U.S. Nuclear Regulatory Commission (“NRC”) or its counterparts in the states where we perform these services if they are among the states to which the NRC has delegated its regulatory authority pursuant to the Atomic Energy Act (so-called “Agreement States”). Under the terms of these licenses, we are required to train designated personnel, maintain records, submit periodic reports, ensure the safety and reliability of related equipment and storage facilities, conduct radiation safety monitoring, and ensure the proper disposal of materials and equipment at the end of their useful lives. In the event we fail to adequately comply with these requirements, we could be subject to enforcement action, which could include fines, injunctive relief, or the revocation of our licenses.

In addition, the oil and natural gas industry is extensively regulated by numerous federal, state and local authorities, including with respect to permitting for the drilling of wells, drilling bonds and reporting concerning operations. Legislation and regulation affecting the oil and natural gas industry is frequently under review for amendment or expansion, which can increase the regulatory burden. Failure to comply with laws and regulations can result in substantial fines and penalties. In addition, the effect of these regulations may be to limit or increase the cost of oil and natural gas E&P companies, which could have a material adverse effect on our customers and indirectly materially and adversely affect our business. Although changes to the regulatory burden on the oil and natural gas industry could affect the demand for our services, we would not expect to be affected any differently or to any greater or lesser extent than other companies in the industry with similar operations.

We supply equipment and services to customers in the oil and natural gas industry conducting hydraulic fracturing operations. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our products and services for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, the federal government can limit hydraulic fracturing activities on federal lands through permitting. On January 27, 2021, the current administration issued an executive order directing the Secretary of the Interior to pause on entering into new oil and natural gas leases on public lands or offshore waters to the extent possible. This moratorium is subject to litigation, which remains pending. In addition, the current administration cancelled the construction permit for the Keystone XL oil pipeline, which would have transported Canadian oil to the Gulf Coast. We do not currently expect that the recent executive order regarding leases on public land or the cancellation of the Keystone XL oil pipeline will have a material impact on our business in the short term. Various studies have also been conducted or are currently underway by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. State and federal regulatory agencies have recently focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

The current administration’s moratorium on entering into new oil and natural gas leases on public lands and efforts to decrease or eliminate fossil fuel subsidies as well as the adoption of new laws or regulations at the federal or state levels prohibiting, limiting or otherwise regulating the hydraulic fracturing process could make it more difficult, or even impossible, to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products and services. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our products and services, have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2020, we had 210 employees of which 191 are full-time employees. As of such date, 119 of our employees were based in the United States, 84 were based in Canada and seven were based outside of North America. Our international operations, with the exception of our Argentinean operations, are currently serviced by employees from the United States and Canada. In addition, our consolidated joint venture, Repeat Precision, has 218 employees, 20 of which are based in the U.S. and 198 of which are based in Mexico. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

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

Our business, financial condition, results of operations, cash flows and stock price have been negatively impacted and may in the future be materially adversely affected by the decline in market conditions primarily related to COVID-19 which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

The demand for crude oil has been materially reduced as a result of such measures taken by governments around the world, which has resulted in excess supply of crude oil and a rapid and material reduction in crude oil prices. As a result, E&P companies responded by significantly reducing their capital expenditure for 2020, resulting in significant reductions in drilling and completion activity, which led to a decrease in demand by our customers for our products and services for the year. In 2021, E&P companies have announced planned capital expenditure budgets that target maintaining production at levels consistent with late 2020, resulting in modest year-over year reductions in capital spending. For as long as we remain in a low commodity price environment, we would generally expect our customers and potential customers to continue to operate at these lower levels of drilling, completion and other production activities or, if conditions worsen, they may further reduce their capital expenditures. These lower capital expenditure levels have resulted in and will continue to result in a reduction in spending on our products and services and impact the prices we are able to charge our customers. Furthermore, if any of our significant customers decides not to continue to use our products and services, or if any of our key suppliers experiences a significant disruption that limits our ability to manufacture and sell certain of our products, as a result of the COVID-19 pandemic, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations.

Although we believe our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility (defined below) will be sufficient to fund our capital expenditures and liquidity requirements for the next twelve months, we cannot guarantee that this will be the case,  particularly if the decline in market conditions primarily related to the COVID-19 pandemic on the demand for crude oil, customer spending and the resulting demand for our products and services continues for an extended period of time or worsens. These negative impacts of the COVID-19 pandemic have had and are likely to continue to have a material negative impact on our financial performance, which could result in a breach of the covenants and a default under the Amended Credit Agreement (defined below). In the event of a default, the lenders may elect to declare all outstanding borrowings under the facility immediately due and payable. In addition, the total amount available to be drawn under our Senior Secured Credit Facility is substantially lower than the commitments due to borrowing limits imposed by our borrowing base that is calculated based on eligible receivables, which does not include receivables at Repeat Precision, and the amount available may decline if our business continues to be materially adversely impacted by the decline in market conditions primarily related to the COVID-19 pandemic. In the event of a reduction in liquidity as a result of a default under the Amended Credit Agreement or the reduction of our borrowing capacity as result of business conditions, we may not be able to obtain liquidity from additional indebtedness, the capital markets or otherwise on reasonable terms, or at all, and our business may not generate sufficient cash flow from operations to fund our debt obligations or capital requirements.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the COVID-19 pandemic and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. To date, we have experienced delays in importation of certain chemical products from China, and temporary work-from-home orders have reduced operating capacity at the Repeat Precision machine shop operations in Mexico. We have also experienced delays in access to certain materials and products utilized in our research and development activities, which has led, and may continue to lead to delays in new product introductions. Work-from-home orders and other restrictions have also led to delays in planned work in Argentina and China.

On March 31 and April 1, 2020, we also implemented, as of such date, a workforce reduction resulting in termination of over 80 employees, temporary furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs and on May 4, 2020 and in July 2020, we implemented, as of such date, additional workforce reductions resulting in the termination of approximately 50 employees per each reduction in response to the current difficult market conditions primarily related to the COVID-19 pandemic, the recent fall in demand for, and the price of, crude oil and reductions in customer capital spending plans. The reductions result in the loss of longer-term employees, institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization. These reductions, or others which may be caused by, but not limited to, the temporary inability of our workforce to work due to illness, quarantine, or government action, may negatively impact our operations.

The increase in certain of our employees working remotely has amplified certain information technology risks to our business and increased the demand on our information technology resources and systems, including increased phishing and other cyber security attacks as cybercriminals attempt to exploit uncertainty surrounding the COVID-19 pandemic and an increase in the number of points of potential attack, including laptops and mobile devices, to be secured. Any failure to effectively manage these risks, including to identify and appropriately respond to any cyberattacks, may adversely affect our business.

The extent to which the COVID-19 pandemic may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, financial condition, results of operations and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. To the extent the COVID-19 pandemic adversely affects our business, financial results and results of operations, it may also have the effect of heightening many of the other risks described below.

Our business depends on the levels of expenditures by companies in the oil and natural gas industry and particularly on the level of E&P activity within Canada and the United States.

Demand for our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and natural gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. For example, the COVID-19 pandemic in 2020 materially reduced the demand for crude oil and natural gas as a result of measures taken by governments around the world to mitigate the spread of the disease, which lead to a decline in commodity prices. The low commodity price environment resulted in a reduction in the drilling, completion and other production activities of most of our customers and a reduction in their spending on our products and services. The reduction in demand from our customers reduced the prices we were able to charge our customers for our products and services. Although oil pricing has improved since mid-2020, oil and natural gas prices remain volatile, and prolonged reductions in oil and natural gas prices have had and may continue to have a material adverse effect on our business, financial condition and results of operations. In addition, more stable or higher commodity prices do not necessarily translate to a higher level of expenditures by companies in the oil and natural gas industry. For example, in recent years, investors in E&P companies have been prioritizing free cash flow and return of capital to shareholders over production growth, leading to lower expenditures. In addition, E&P companies require significant capital to drill and complete wells and it is becoming increasingly difficult to access capital. These trends may continue, even if commodity prices were to increase.

Many factors over which we have no control affect the supply of and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence demand levels and prices for our products and services, including:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the level of prices, and expectations about future prices, of oil and natural gas;
•	the level of global oil and natural gas E&P;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected decline rates of current production;
•	the price and quantity of foreign imports;
•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;
•	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;
•	regional or global health epidemics;
•	speculative trading in crude oil and natural gas derivative contracts;
•	the level of consumer product demand;
•	the discovery rates of new oil and natural gas reserves;
•	contractions in the credit market;
•	the strength or weakness of the United States Dollar (“USD”);
•	available pipeline and other transportation capacity;
•	the levels of oil and natural gas storage;
•	weather conditions and other natural disasters;
•	political instability in oil and natural gas producing countries;
•	domestic and foreign tax policy;
•	domestic and foreign governmental approvals and regulatory requirements and conditions;
•	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;
•	technical advances affecting energy demand, generation and consumption;
•	the proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	alternative fuel requirements or technological advances and the demand and availability of alternative fuel sources;
•	fuel conservation measures;
•	the ability of oil and natural gas producers to raise equity capital and debt financing;
•	merger and divestiture activity among oil and natural gas producers; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty. Any of the above factors could impact the level of oil and natural gas E&P activity and could have a material adverse effect on our business, financial condition and results of operations. In addition, regardless of the macro commodity price environment, our current or prospective customers may experience certain constraints that disproportionately impact their business and reduce their expenditures. During the second half of 2018, our Canadian customers experienced a widening of oil price differentials due to pipeline constraints which continued through the end of 2019 and are expected to continue well into the future. Drilling and completion activity in the U.S. and Canada fell in 2019 as compared to 2018 and fell again in 2020 as compared to 2019. E&P capital budgets which have been announced for 2021 indicate a slight reduction in activity as compared to 2020. Further, should a low commodity price environment impact our customers’ expenditures, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of further impairment charges, a reduction in our borrowing capacity under our Senior Secured Credit Facility, a need to reduce our capital spending and other similar impacts, any of which could have a material adverse effect on our business, financial condition and results of operations.

The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

We derive our revenues from companies in the oil and natural gas E&P industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $(36.98) per barrel, or Bbl, in April 2020 to a high of $77.41 per Bbl in June 2018. Over the same period, the Henry Hub spot market price of natural gas has ranged from a low of $1.33 per million British thermal units, or MMBtu, in September 2020 to a high of $6.24 per MMBtu in January 2018. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry during 2015 and 2016, combined with adverse changes in the capital and credit markets, caused many E&P companies to reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies could charge for their services. We have master services agreements (“MSAs”) with most of our customers which have no minimum purchase requirements. As a result, a large portion of our customers are not obligated to buy our products or utilize our services for an extended period or at all.

Low commodity price environments can negatively impact oil and natural gas E&P companies and, in some cases, impair their ability to timely pay for products or services provided or can result in their insolvency or bankruptcy, any of which exposes us to credit risk of our oil and natural gas E&P customers.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations may be concentrated in certain markets which, as described above, are subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our business, financial condition and results of operations. Further, in weak economic and commodity price environments, we may experience difficulties, delays or failures in collecting outstanding receivables from many customers, due to, among other reasons, a reduction in their cash flow from operations, their inability to access the credit markets and, in certain cases, their insolvencies. In 2020, lower commodity prices impacted E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been several Chapter 11 bankruptcy filings by E&P companies through the year, and the credit quality of the upstream oil and natural gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for doubtful accounts of $0.8 million during the year ended December 31, 2020. Further, laws in some jurisdictions in which we operate could make collection unlikely, difficult or time consuming. Such collection issues could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary offering is our fracturing systems products and services. Currently, most E&P companies in the United States rely on traditional well completion techniques and do not utilize pinpoint stimulation. In many circumstances, it has been and may continue to be difficult convincing potential customers of the benefits of our technologies relative to traditional well completion techniques, whether it be for more specific targeted uses or widespread adoption. If we are unable to convince potential customers in the United States of the benefits of pinpoint stimulation, our strategy to increase the level of sales of our products and services in the United States would be negatively impacted, harming our growth prospects. Additionally, the sales of our products and services depend in large part on the perception of pinpoint stimulation in the oil and natural gas industry. Unfavorable industry reports or poor well performance for wells that were completed using pinpoint stimulation would harm the perception of pinpoint stimulation and technological advances in traditional well completion techniques have made, and could continue to make, it more difficult to convince potential customers to adopt pinpoint stimulation, which could impact our ability to grow our U.S. sales and harm our growth prospects. In other product and service categories, we often compete in markets with many other competitors which may make it difficult to increase market share in the United States, as further described in the risk factor below.

Competition within our industry may adversely affect our ability to market our services.

The markets in which we operate are generally highly competitive. The principal competitive factors in our market are technology, service quality, safety track record and price. We compete with large national and multi-national companies that have substantially longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. These companies may be able to charge lower prices for competing products and services, particularly if a company maintains a lower cost structure by investing in less research and development activities. These products and services offered by lower-priced competitors may be more attractive to our customers in lower commodity price environments, even if the products or services offered are inferior. Also, our competitors may be able to respond more quickly to new or emerging technologies, products and services and changes in customer requirements. These responses may come from direct competitors who offer similar products or services or competitors who offer substitutes. In certain circumstances, work is awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded the work. The competitive environment may be further intensified when oil and gas companies reduce their expenditures, as has been occurring in the current lower commodity price environment, leading to excess capacity and additional pricing pressure. Further, as a result of the significant reduced demand for oil and natural gas services due to the COVID-19 pandemic, certain of our competitors may engage in bankruptcy proceedings, debt refinancing transactions, management changes, or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market. In addition, mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers may make the environment more competitive. As a result of competition, we may lose market share or be unable to maintain or increase prices for our current products or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

A single customer constituted 10% of our revenue for the year ended December 31, 2020 and 8% of our revenue for the years ended December 31, 2019 and 2018. The loss of that customer or any other of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

Our largest customer is Crescent Point which accounted for approximately 10% of revenue for the year ended December 31, 2020 and 8% for the years ended December 31, 2019 and 2018. Additionally, our top five customers accounted for approximately 31%,  22% and 24% of our revenue for the years ended December 31, 2020,  2019 and 2018, respectively. It is likely that we will continue to derive a significant portion of our revenue from these customers in the near future. There has been an increase in consolidation amongst E&P companies and, as a result, we have experienced a reduction in spending with certain large customers and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we have been providing. If any large customers decided not to continue to use our products and services for any reason, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by these customers, including their failure to pay the amounts they owe us, either as a result of changes in general financial and economic conditions, conditions in the oil and natural gas industry or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to develop and implement new technologies, products and services.

Our success depends on the ongoing development and implementation of new product designs and improvements, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in the various markets we serve, it could have a material adverse effect on our business, financial condition and results of operations. Also, if we are not able to obtain patent or other intellectual property protection of our technology, we may not be able to recoup development costs or fully exploit systems, services and technologies in a manner that allows us to meet evolving industry requirements at prices acceptable to our customers. In 2020, we implemented several cost reduction measures, including several workforce reductions resulting in the termination of many employees. These measures resulted in the loss of longer-term employees, institutional knowledge and expertise and may negatively impact our ability to develop or implement new technologies. In addition, some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and development of new systems, services and technologies than we are able to do.

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

Our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property and we may not be able to adequately protect or enforce our intellectual property rights in the future. We may be adversely affected by disputes regarding intellectual property rights.

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

We have in the past, and may in the future, become involved in legal proceedings from time to time to protect and enforce our intellectual property rights. In addition, third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Likewise, if we do not prevail in the lawsuits initiated by us, it could impact the strength or validity of the patents in question. Any legal proceeding concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operation, regardless of its outcome.

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

Our insurance policies may not be adequate to cover all liabilities. Our operations are subject to significant hazards often found in the oil and natural gas industry. Claims for loss of oil and natural gas production and damage to formations occur in the ordinary course of business in the well services industry. Litigation arising from a catastrophic occurrence at a location where our products and services are being used may result in our being named as a defendant in lawsuits asserting large claims. As described in the risk factor above, our MSAs may require us to indemnify our customers for damage or loss arising out of our sale of goods or performance of our work, regardless of fault, and provide for warranties for products and workmanship and we may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Any insurance obtained by us may not be adequate to cover any losses or liabilities and, particularly in the event that we must submit larger claims to insurance providers, this insurance may not continue to be available at all or on terms which are acceptable to us. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend. Furthermore, the operational insurance coverage we maintain for our business may not fully insure us against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. For example, our insurance does not typically cover losses and liabilities related to intellectual property or general breach of contract claims. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business, financial condition and results of operations.

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

•	our ability to integrate operational, accounting and technology policies, processes and systems and the implementation of those policies and procedures;
•	our ability to integrate personnel and human resources systems as well as the cultures of each of the acquired businesses;
•	our ability to implement our business plan for the acquired business;
•	transition of operations, users and clients to our existing platforms or the integration of data, systems and technology platforms with ours;
•	compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;
•	diversion of management’s attention and other resources;
•	our ability to retain or replace key personnel;
•	our ability to maintain relationships with the customers of the acquired business or a strategic partner and further develop the acquired business or the business of our strategic partner;
•	our ability to cross-sell our products and services of the acquired businesses or strategic partners to our respective clients;
•	entry into unfamiliar markets;
•	assumption of unanticipated legal or financial liabilities and/or negative publicity related to prior acts by the acquired entity;
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, clients, former stockholders or third parties;
•	misuse of intellectual property by our strategic partners;
•	disagreements with strategic partners or a misalignment of incentives within any strategic partnership;
•	becoming subject to increased regulation as a result of an acquisition;
•	becoming significantly leveraged as a result of incurring debt to finance an acquisition;
•	unanticipated operating, accounting or management difficulties in connection with the acquired entities; and
•	impairment of acquired intangible assets, including goodwill, and dilution to our earnings per share.

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

Because approximately 45% of our revenue for the year ended December 31, 2020 was generated in Canada, we could be materially affected by currency fluctuations. Changes in currency exchange rates, particularly with respect to the Canadian dollar (“CAD”), could have a material adverse effect on our results of operations or financial position. As we have a trade accounts receivable balance in Canadian dollars of $13.2 million CAD as of December 31, 2020, a 10% increase in the strength of the Canadian dollar versus USD would result in an increase in pre-tax income of $1.0 million. Conversely, a corresponding decrease in the strength of the Canadian dollar would have resulted in a comparable decrease in pre-tax income. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur significant and unanticipated translation gains and losses.

We conduct a portion of our operations through the Repeat Precision joint venture, which subjects us to additional risks that could adversely affect the success of these operations and the ability of Repeat Precision to make cash distributions to us, which could adversely impact our financial position and results of operations.

We conduct a portion of our operations through the Repeat Precision joint venture and may also enter into other joint venture arrangements in the future. Our joint venture arrangements may involve risks not otherwise present when operating assets directly, including, for example, that we may:

•

Share certain approval rights over certain major decisions and may not be able to fully control decisions, including cash distributions to us from the joint venture, which totaled $17.6 million in 2020;

•	Devote significant management time to the requirements of, and matters relating to, the joint ventures;
•	Engage in disputes that may result in delays, litigation or operational impasses;
•	Incur liabilities as a result of an action taken by our joint venture partner, including leaving us liable for the other joint venture partners’ shares of joint venture liabilities;
•	Not receive credit for additional borrowing capacity under our borrowing base of our Senior Secured Credit Facility, as in the case with the Repeat Precision joint venture;
•	Have different systems or controls, which may subject us to additional risks and vulnerabilities, at the joint venture; and
•	Not carry insurance policies that fully cover loss or damage incurred by both us and our joint venture partners in certain circumstances.

The risks described above or the failure to continue our joint venture could adversely affect our ability to transact the business that is the subject of such joint venture and our ability to receive cash distributions from the joint venture, which would in turn adversely affect our financial position and results of operations.

Our operations may be limited or disrupted in certain parts of the continental United States, Canada and Norway during severe weather conditions, which could have a material adverse effect on our business, financial condition and results of operations.

We provide products and services to E&P companies that operate in basins throughout the continental United States, Canada and in Norway. We serve these markets through our facilities and service centers located in Texas, Oklahoma, Montana, West Virginia and Alberta and Saskatchewan, Canada and Western Norway. A substantial portion of our revenue is generated from our operations in geographies where weather conditions may be severe, particularly during winter and spring months. Repercussions of severe weather conditions may include:

•	curtailment of drilling and completion activity;
•	weather-related damage to equipment resulting in suspension of operations;
•	weather-related damage to our facilities;
•	inability to deliver equipment and materials to jobsites in accordance with contract schedules; and
•	loss of productivity.

Many municipalities impose bans or other restrictions on the use of roads and highways, which include weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by spring thaws. This can limit our access to these jobsites and our ability to service wells in these areas. Harsh winter conditions in the North Sea can result in strong winds and high waves, which can limit our ability to service offshore platforms. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs in those regions. Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

The adoption of climate change legislation or regulations restricting emissions of GHGs, and associated litigation, could result in increased compliance or operating costs, limit the areas in which our customers may conduct exploration and production activities, and reduce demand for oil and natural gas.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions is giving rise to an increased likelihood of regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in June 2016, the EPA published final rules under the CAA that establish new and more stringent emission control standards for methane and VOCs released from new and modified oil and natural gas development and production operations. These rules could have an adverse effect on our customers and result in an indirect material adverse effect on our business. However, in September 2020, EPA finalized amendments that relax certain aspects of the methane and VOC emissions limitations, including rescinding the methane and VOC standards for the transmission and storage segment of the oil and natural gas industry, rescinding emissions limits for methane from all segments of the industry and revising standards for VOC emissions in the production and processing segments of the industry. The 2016 rules as well as the September 2020 amendments are the subject of litigation and, as a result, the future implementation of these rules remains uncertain. Regardless of the pending litigation, the EPA under the current administration may reconsider the September 2020 final rule, which could result in more stringent rulemaking.

Various U.S. states or groups of states have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, reporting and tracking initiatives and renewable portfolio standards. At the international level, the United Nations-sponsored Paris Agreement is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals. Although the United States withdrew from the Paris Agreement in November 2020, the President issued an executive order recommitting the United States to the Paris Agreement on January 20, 2021. Although it is not possible at this time to predict how any legal requirements imposed following the implementation of the Paris Agreement or otherwise that may be adopted or issued to address or restrict GHG emissions would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce or make it more expensive to develop and produce hydrocarbons, which could have a material adverse effect on future demand for our products and services.

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

Our business is dependent on the ability of our customers to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and other proppants under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. The federal government can, however, limit hydraulic fracturing activities on federal lands through permitting. On January 27, 2021, the current administration issued an executive order directing the Secretary of the Interior to pause on entering into new oil and natural gas leases on public lands or offshore waters to the extent possible. This moratorium is subject to litigation, which remains pending. In addition, the current administration cancelled the construction permit for the Keystone XL oil pipeline, which would have transported Canadian oil to the Gulf Coast. Federal agencies also have asserted regulatory authority over additional aspects of the process and there are certain governmental reviews either completed, underway, or being proposed that focus on the environmental aspects of hydraulic fracturing practices. These completed, ongoing, or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing. For example, in December 2016, the EPA released a final report assessing the potential impacts of hydraulic fracturing on drinking water resources. In this report, the EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and natural gas activity and induced seismicity. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly to perform fracturing and increase the costs of compliance and doing business for our customers. In addition, in response to concerns regarding induced seismicity, regulators in some states have from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Such actions to restrict or suspend disposal well operations could make it more difficult or costly for our customers to perform fracturing.

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

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.

The United States administration may propose or take action with respect to major changes to trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements.  In addition, these could also result in additional retaliatory actions by the United States’ trade partners. Given that we procure many of the raw materials that we use to create our products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. For example, the United States implemented a tariff of 25% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

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

We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Additionally, several tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability and cash flows may be adversely affected. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Loss of our information and computer systems could adversely affect our business.

We are heavily dependent on our information systems and computer based programs, including our engineering information and accounting data. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, whether due to cyberattack or otherwise, possible consequences include our loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business, financial condition and results of operations.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The United States government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our customers, vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption to business operations.

Our databases and systems, as well as those of our third-party vendors, have been, and likely will continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, denial of service attacks, phishing and other cyberattacks. We also face risks associated with new personnel, as well as with new processes and technologies which are implemented from time to time to augment our security and privacy management programs. To date, we have seen no material impact on our business or operations from these attacks, however, we cannot guarantee that our security efforts or the security efforts of our third-party vendors will prevent breaches or breakdowns to databases or systems. If our security measures or those of the third-party vendors we use who have access to this information are inadequate or are breached as a result of third party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery or otherwise, and, as a result, someone obtains unauthorized access to sensitive information on our systems or our providers’ systems, our reputation and business could be damaged. We cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party vendors’ databases or systems.

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

Complications with our ERP system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. Our ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. In the operation of our ERP system we may have technical issues that could cause operating and reporting delays, increased costs and other difficulties. If we are unable to successfully operate our ERP system, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not effectively operate the ERP system, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results.

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows, which requires us to make judgments regarding long-term forecasts which are uncertain and require various assumptions. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. For the year ended December 31, 2020, we recognized an impairment charge of $50.2 million related to property and equipment and identified intangible assets. There was no impairment of property and equipment and finite-lived intangible assets during the year ended December 31, 2019. For the year ended December 31, 2018, we recognized an impairment charge of $73.5 million related to identifiable intangible assets. There was no impairment related to property and equipment in 2018. See “Note 2. Summary of Significant Accounting Policies”, “Note 6. Property and Equipment” and “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information related to these charges.

An assessment of potential goodwill impairment indicators is performed annually or when there is an indication an impairment may have occurred. If a goodwill impairment trigger is indicated, we perform a quantitative test whereby we compare the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. No impairment charge was recorded for the year ended December 31, 2020. For the year ended December 31, 2019, we recognized an impairment charge of $7.9 million for our tracer diagnostic services reporting unit. For the year ended December 31, 2018, we recognized an impairment charge of $154.0 million for two reporting units, fracturing systems and well construction of $122.1 million and tracer diagnostic services of $31.9 million. See “Note 2. Summary of Significant Accounting Policies” and “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information related to these charges.

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

Our success and future growth is dependent upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled engineers, geologists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the oilfield services industry. We may confront significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for oil and natural gas. Additionally, at times there may be a shortage of skilled and technical personnel available in the market, potentially compounding the difficulty of attracting and retaining these employees. If we are unable to recruit or retain sufficient skilled and technical personnel, it could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, our total outstanding indebtedness was $5.8 million, of which no amount is currently outstanding under our Senior Secured Credit Facility (as defined below). Under our Senior Secured Credit Facility, which is secured by substantially all of our assets, we may borrow up to the lesser of a borrowing base and $25.0 million, with sublimits for loans in foreign currencies and loans to our Canadian subsidiary. The borrowing base, which also limits swingline advances, is determined based on 85% of eligible accounts receivable, which does not include accounts receivable at Repeat Precision, subject to change based on field audit results and the reasonable business judgment of the administrative agent under our Senior Secured Credit Facility. The Senior Secured Credit Facility authorizes, but does not require, the administrative agent to make over-advances, notwithstanding a borrowing base deficiency, up to 10% of the borrowing base (but never to exceed the lenders’ aggregate commitments). Our Senior Secured Credit Facility is subject to Wells Fargo’s customary LIBOR transition provisions (see below). There can be no assurance that our Senior Secured Credit Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers won’t constrain our liquidity by reducing the size of our borrowing base.

Our outstanding indebtedness, and any additional indebtedness we incur, may have important consequences for us, including, without limitation, that: we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness; our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures; our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited; our indebtedness may expose us to the risk of increased interest rates because our borrowings are at variable rates of interest (including LIBOR); LIBOR—the London interbank offered rate, is expected to begin phasing out by the end of 2021, and to be phased out completely sometime in 2023, and the effect on our debt service burden is unclear; our indebtedness may prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business; and our flexibility in planning for, or reacting to, changes in our business and our industry may be limited by covenants in our indebtedness documents.

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

The agreement governing our Senior Secured Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our ability to: incur additional indebtedness; grant liens; enter into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions; make certain investments; pay dividends; make payments in respect of junior lien or subordinated debt; make acquisitions; consolidate, amalgamate, merge, liquidate or dissolve; sell, transfer or otherwise dispose of assets; make certain organizational changes (including with respect to organizational documents and changes in fiscal year); engage in sale-leaseback transactions; engage in transactions with affiliates; enter into operating leases; enter into hedging arrangements; enter into certain leasehold arrangements and arrangements with respect to inventory and equipment; materially alter our business; and incur capital expenditures.

Our Senior Secured Credit Facility requires, as a condition to borrowing, that (i) if availability under such credit facility is less than 20% of our borrowing base, our fixed charge coverage ratio for the applicable 12 month period must be at least 1.0 to 1.0, and (ii) our available cash on hand does not exceed $10.0 million. The Senior Secured Credit Facility also contains (i) a financial covenant requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the applicable 12 month period whenever availability under our Senior Secured Credit is less than 20% of our borrowing base, and (ii) a minimum liquidity requirement of at least $7.5 million. Our ability to satisfy the fixed charge coverage ratio and the minimum liquidity requirement can be affected by events beyond our control and we cannot assure you that we will be able to satisfy these covenants. Our inability to satisfy the fixed charge coverage ratio, or the minimum liquidity requirement, could render us unable to borrow under the Senior Credit Facility at the time when liquidity is most needed.

The Senior Secured Credit Facility also contains a weekly test requiring a cash sweep and mandatory pay down of the outstanding balance of such facility if from time to time our available cash balance exceeds $12.0 million.

A breach of any covenant or restriction contained in the agreement governing our Senior Secured Credit Facility could result in an event of default under this agreement. If any such event of default occurs, the lenders under the facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our Senior Secured Credit Facility, also have the right, upon an event of default thereunder, to terminate any commitments they have to provide further borrowings. Further, following an event of default under the agreement governing our Senior Secured Credit Facility, the lenders under the facility will have the right to proceed against the collateral granted to them to secure that debt. If the debt under our Senior Secured Credit Facility was to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

The indebtedness under our Senior Secured Credit Facility matures on May 1, 2023. Our ability to refinance this indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Furthermore, bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. There is also a risk, during periods of volatile credit markets, that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including our Senior Secured Credit Facility. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers and other counterparties. Perceptions of us and the industries in which we or our customers operate, including perceptions of our environmental, social and governance (“ESG”) attributes may result in pressure on banks and other financial institutions to reduce or avoid lending, which could further reduce the available pool of financing for us and increase the cost of financing to us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

Securities markets worldwide have experienced in the past, and are likely to experience in the future, significant price and volume fluctuations. Specifically, the oilfield services sector has recently experienced significant market volatility. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock may be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•	market conditions in the broader stock market;
•	actual or anticipated variations in our quarterly financial and operating results;
•	developments in the oil and natural gas industry in general or in the oil and natural gas services market in particular;
•	variations in operating results of similar companies;
•	introduction of new services by us, our competitors or our customers;

•	issuance of new, negative or changed securities analysts’ reports, recommendations or estimates;
•	investor perceptions of us and the industries in which we or our customers operate, including perceptions of our ESG attributes;
•	sales, or anticipated sales, of our stock, including sales by our officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	regulatory or political developments;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements, media reports or other public forum comments related to litigation, claims or reputational charges against us;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the sustainability of an active trading market for our common stock;
•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events;
•	changes in accounting principles;
•	share-based compensation expense under applicable accounting standards;
•	litigation and governmental investigations; and
•	changing economic conditions.

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

We are controlled by funds (the “Advent Funds”) managed by Advent, which beneficially own in the aggregate 62.6% of the combined voting power of our common stock. As a result of this ownership, Advent will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions.

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

Our Second Amended and Restated Certificate of Incorporation (as amended by the Certificate of Amendment, our “amended and restated certificate of incorporation”) provides that Advent and our directors affiliated with Advent do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses), and that, to the extent permitted by law, Advent and such directors, will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

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

We may sell additional shares of common stock in subsequent public offerings. As of March 4, 2021, we had 2,360,007 outstanding shares of our common stock. We also have registered 707,251 shares of common stock reserved for issuance under our equity incentive plans and 100,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan for U.S. Employees (the “U.S. ESPP”) and our Employee Stock Purchase Plan for non-U.S. Employees (the “Non-U.S. ESPP” and together with the U.S. ESPP, the “ESPP”). Of those shares initially registered and reserved for issuance, 13,584 shares of common stock were issued in 2019 in connection with the settlement of our prior ESPP offering periods. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information.

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

Because we qualify as a “controlled company” under the corporate governance rules for publicly-listed companies on NASDAQ Capital Market (“NASDAQ”), we are not required to have a majority of our Board be independent, nor are we required to have a compensation committee or a Board committee performing the Board nominating function. As permitted by our status as a controlled company, we may choose to change our Board composition, or the composition of the compensation, nominating and corporate governance committee. Accordingly, should the interests of the Advent Funds differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

We will remain an emerging growth company until December 31, 2022, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in  Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, whether or not issued in a registered offering.

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

We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause to us to fail to meet our reporting obligations or fail to prevent fraud; which would harm our business and could negatively impact the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report on our financial results accurately or prevent fraud; which would harm our business and could negatively impact the price of our common stock. Any material weakness in our internal control over financial reporting could result in a material misstatement of our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis.

In addition, an independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses may have been identified. If we are unable to prevent or remediate any material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Additionally, our reporting obligations as a public company could place a strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.

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

Application of the choice of forum provision may be limited in some instances by law. Section 27 of the Exchange Act provides for exclusive federal court jurisdiction over Exchange Act claims. Accordingly, to the extent the exclusive forum provision is held to cover a stockholder derivative action asserting claims under the Exchange Act, such claims could not be brought in the Court of Chancery of the State of Delaware and would instead be within the jurisdiction of the federal district court for the District of Delaware. Section 22 of the Securities Act of 1933, as amended (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Moreover, our stockholders will not be deemed by operation of our choice of forum provision to have waived our compliance with the federal securities laws and the regulations promulgated thereunder. It is also possible that, notwithstanding the forum selection clause, a court could rule that such a provision is inapplicable or unenforceable, which could adversely impact our results of operations, financial position and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 19350 State Highway 249, Suite 600, Houston, Texas 77070. We currently own one property, located in Calgary, Alberta, which is used for our engineering and research and development activities. In addition to our property in Calgary, Alberta, we also lease 19 properties with terms greater than 12 months that are used for our corporate headquarters, sales offices, manufacturing, engineering, district operations, laboratory, warehousing and storage yards. All of these properties are leased from third parties. We believe that these facilities are adequate for our current operations and that none of our leases are individually material to our business.

Item 3. Legal Proceedings

See “Note 10. Commitments and Contingencies” of our consolidated financial statements for further information regarding our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “NCSM”.

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our stock incentive plans.

Holders

On March 4, 2021, we had 2,360,007 shares of common stock outstanding, which were held by approximately 17 record holders. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

As we are a “smaller reporting company,” for the year ended December 31, 2020, we are not required to provide the performance graph under Item 201(e) of Regulation S-K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

The consolidated statements of operations data for each of the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Revenues
Product sales	$75,197	$145,826	$156,781	$144,666	$73,220
Services	31,780	59,659	70,182	56,968	25,259
Total revenues	106,977	205,485	226,963	201,634	98,479
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	46,647	75,081	74,892	76,288	40,511
Cost of services, exclusive of depreciation and amortization expense shown below	16,260	32,949	33,414	22,504	13,322
Total cost of sales, exclusive of depreciation and amortization expense shown below	62,907	108,030	108,306	98,792	53,833
Selling, general and administrative expenses	59,425	88,554	82,813	64,707	37,061
Depreciation	4,426	5,877	4,747	3,193	1,766
Amortization	1,465	4,559	13,090	24,458	23,801
Change in fair value of contingent consideration	—	37	(2,872)	5,525	—
Impairments	50,194	7,919	227,543	—	—
(Loss) income from operations	(71,440)	(9,491)	(206,664)	4,959	(17,982)
Other income (expense)
Interest expense, net	(1,796)	(1,925)	(1,963)	(4,306)	(6,286)
Gain on patent infringement settlement	25,678	—	—	—	—
Other income, net	1,729	308	182	1,085	45
Foreign currency exchange (loss) gain	(1,060)	(958)	162	224	(2,522)
Total other income (expense)	24,551	(2,575)	(1,619)	(2,997)	(8,763)
(Loss) income before income tax	(46,889)	(12,066)	(208,283)	1,962	(26,745)
Income tax (benefit) expense	(7,783)	10,752	(23,052)	670	(8,818)
Net (loss) income	(39,106)	(22,818)	(185,231)	1,292	(17,927)
Net income (loss) attributable to non-controlling interest	18,493	10,005	5,086	(810)	—
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(57,599)	$(32,823)	$(190,317)	$2,102	$(17,927)
(Loss) earnings per common share
Basic (1)	$(24.37)	$(14.08)	$(85.00)	$1.01	$(10.55)
Diluted (1)	$(24.37)	$(14.08)	$(85.00)	$0.96	$(10.55)
Weighted average common shares outstanding
Basic (1)	2,364	2,332	2,239	2,024	1,700
Diluted (1), (2)	2,364	2,332	2,239	2,179	1,700

_______________

(1)	Amounts in 2019, 2018, 2017, and 2016 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.
(2)	The diluted weighted average shares outstanding amount excludes the impact of securities that would be anti-dilutive.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in)
Operating activities	$35,117	$17,949	$14,026	$16,114	$10,684
Investing activities	(1,059)	(5,002)	(15,410)	(85,221)	(1,840)
Financing activities	(29,773)	(27,306)	(5,130)	84,033	(315)
Other Financial Data:
Adjusted EBITDA (1)	$2,184	$28,184	$49,739	$49,498	$13,880
Adjusted EBITDA Less Share-Based Compensation (1)	(5,539)	15,980	38,809	43,390	12,526
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,545	$11,243	$25,131	$33,809	$18,275
Total assets	138,678	202,577	229,701	463,913	326,827
Total debt, net	5,789	12,917	25,691	27,036	89,166
Total liabilities	25,192	39,032	53,470	94,922	149,349
Total stockholders' equity	93,608	144,610	161,301	356,847	177,478

_______________

(1)

EBITDA is defined as net (loss) income before interest expense, net, income tax (benefit) expense and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain items which we believe are not reflective of ongoing operating performance or which, in the case of impairments and share-based compensation, are non-cash in nature. Adjusted EBITDA Less Share-Based Compensation is defined as Adjusted EBITDA minus non-cash share-based compensation expense. We believe that Adjusted EBITDA is an important measure that excludes costs that management believes do not reflect our ongoing operating performance and certain costs associated with our capital structure. We believe that Adjusted EBITDA Less Share-Based Compensation presents our financial performance in a manner that is comparable to the presentation provided by many of our peers. Accordingly, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are key metrics that management uses to assess the period-to-period performance of our core business operations. We believe that presenting Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation enables investors to assess our performance from period to period using the same metrics utilized by management and also allows investors to evaluate our performance relative to other companies that are not subject to such factors. EBITDA, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are not defined under accounting principles generally accepted in the United States (“GAAP”), are not measures of net income, income from operations, cash provided by operating activities or any other performance measure derived in accordance with GAAP, and are subject to important limitations. Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation may not be comparable to similarly titled measures of other companies in our industry and are not a measure of performance calculated in accordance with GAAP.

A reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation on a consolidated basis for the periods indicated follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net (loss) income	$(39,106)	$(22,818)	$(185,231)	$1,292	$(17,927)
Income tax (benefit) expense	(7,783)	10,752	(23,052)	670	(8,818)
Interest expense, net (1)	1,796	1,925	1,963	4,306	6,286
Depreciation	4,426	5,877	4,747	3,193	1,766
Amortization	1,465	4,559	13,090	24,458	23,801
EBITDA	(39,202)	295	(188,483)	33,919	5,108
Impairments (2)	50,194	7,919	227,543	—	—
Gain on patent infringement settlement (3)	(25,678)	—	—	—	—
Share-based compensation (4)	7,723	12,204	10,930	6,108	1,354
Professional fees (5)	1,295	4,952	1,542	3,870	3,079
Foreign currency loss (gain) (6)	1,060	958	(162)	(224)	2,523
Change in fair value of contingent consideration (7)	—	37	(2,872)	5,525	—
Severance and other charges (8)	5,661	721	—	—	277
Other (9)	1,131	1,098	1,241	300	1,539
Adjusted EBITDA	$2,184	$28,184	$49,739	$49,498	$13,880
Adjusted EBITDA Less Share-Based Compensation	$(5,539)	$15,980	$38,809	$43,390	$12,526

_____________________

(1)	Includes the remaining deferred loan costs of $606 and $1,422 related to prior credit agreements that were expensed when the debt was amended or repaid during 2020 and 2017, respectively.
(2)

Represents non-cash impairment charges, as the fair values were lower than the carrying values, in 2020 for property and equipment and intangible assets, in 2019 for goodwill and in 2018 for goodwill and intangible assets.

(3)	Represents gain realized from the final court judgment against Diamondback Industries, Inc. (“Diamondback”). See “Note 10. Commitments and Contingencies” of our consolidated financial statements.
(4)	Represents non-cash compensation charges related to share-based compensation granted to our officers, employees and directors.
(5)	Represents non-capitalizable costs of professional services incurred in connection with our IPO, financings, refinancings, legal proceedings and the evaluation of potential and completed acquisitions.
(6)

Represents unrealized and realized foreign currency translation gains and losses primarily due to movement in the foreign exchange rates during the applicable periods and also in respect of our indebtedness prior to 2018.

(7)

Represents the difference between the December 31, 2018 liability balance and the $10.0 million cash payment for the Repeat Precision earn-out consideration, which was paid to our joint venture partner on January 31, 2019. The changes in 2018 and 2017 were due to the revaluation of the earn-out obligations associated with our acquisitions.

(8)

Represents severance and other expenses associated with workforce reductions implemented in 2020 and the third quarter of 2019 and headcount reductions and other cost savings initiated as part of our restructuring initiatives in 2016.

(9)

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

Overview

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, Russia, the Middle East and the North Sea. We provided our products and services to over 200 customers in 2020, including leading large independent oil and natural gas companies and major oil companies.

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

We own a 50% interest in Repeat Precision, which sells composite frac plugs and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including our AirLock casing buoyancy system, liner hanger systems and toe initiation sleeves. We operate in one reportable segment.

COVID-19 Impacts on the Oil & Gas Market and NCS Multistage

COVID-19, an infectious disease caused by severe acute respiratory syndrome coronavirus 2, has spread globally. The World Health Organization declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020. According to Johns Hopkins University, as of February 28, 2021 there have been over 114 million confirmed cases, resulting in over 2.5 million deaths related to COVID-19 on a global basis.

Federal, state, provincial and local governments around the world have implemented measures designed to slow the spread of the coronavirus. These measures include, but are not limited to, quarantines, travel restrictions involving areas with large or growing confirmed case counts, school closures, social distancing guidelines intended to limit the size of group gatherings and maintain physical space between individuals and orders that workers in non-essential industries or roles work from home. In many countries, the most restrictive measures were eased throughout the second quarter, though case counts began rising during the third and fourth quarters in some areas, including several states in the U.S. and in Europe, following the relaxation of the restrictions. Several vaccines have been approved for use in the fourth quarter of 2020 and first quarter of 2021, with vaccination rates increasing through early 2021. However, several new variants of COVID-19 have emerged and vaccines approved to date have lower efficacy in combating some of these new variants. Accordingly, the uncertainty of the continued development, availability, distribution and acceptance of effective vaccines precludes any prediction as to the ultimate impact of COVID-19 on our business.

These measures and restrictions have had material impacts on the global economy, resulting in a significant reduction in global gross domestic product (“GDP”) in 2020 and continue to negatively impact GDP in early 2021. In addition, businesses have been forced to shut down, either temporarily or permanently, resulting in a significant growth in unemployment rates, which have partially declined, but remain at elevated levels by historical standards.

The demand for crude oil has been materially reduced as a result of the measures taken by governments around the world to mitigate the spread of COVID-19, primarily due to significant reductions in air and motor vehicle travel, which has reduced the demand for jet fuel, diesel and gasoline, the key refined products derived from crude oil. In its January 2021 Oil Market Report, the International Energy Agency (“IEA”) stated that demand for crude oil for the full year in 2020 contracted by 8.8 MMBBL/D as compared to 2019, as a result of COVID-19 case counts and the timing of and nature of global economic activity. In its February 2021

Oil Market Report, IEA predicts that demand for crude oil will rise by 5.4 MMBBL/D in 2021 but the recovery depends on the resolution of the pandemic and impact of fiscal and monetary support packages. Even if demand increases to the level predicted by the IEA, this increase in projected 2021 demand would not offset the significant demand reduction of 2020, leaving 2021 demand 3.4 MMBBL/D below 2019 levels.

The significant reduction in global demand that began in early 2020 led to a decline in the average WTI crude oil price which was $27.96/BBL in the second quarter of 2020 before measures to restrict the spread of COVID-19 were put in place for most of the world. The average WTI crude oil price recovered to an average of $41.70/BBL over the third and fourth quarters of 2020 but remains volatile. In addition, oil storage in OECD countries remains at elevated levels and floating storage is being utilized to hold excess crude oil. Members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to a collective reduction in oil production of 9.7 MMBBL/D in May through July of 2020, 7.7 MMBBL/D in August through December 2020 and approximately 7 MMBBL/D through at least the first few months of 2021. In addition, Saudi Arabia announced an additional supply reduction of 1.0 MMBBL/D in February and March 2021 due to demand concerns related to restrictions put in place in late 2020 as infections experienced a surge, in part due to the emergence of new virus variants, implying a total reduction in production by OPEC+ of approximately 8 MMBBL/D for those months. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically to return global oil storage capacity to normal levels over time as the economy and oil demand recovers. Given the uncertainty related to the rate of new COVID-19 infections, vaccinations, economic recovery and oil demand recovery, OPEC+ plans to meet monthly during 2021 to evaluate potential increases or decreases to the targeted level of reduction in production.

As a result of the rapid and material reduction in oil pricing, E&P companies responded by significantly reducing their capital expenditure budgets for 2020, which resulted in significant reductions in drilling and completion activity. In North America, capital expenditures in 2020 were typically reduced by anywhere from 30% to nearly 100% less than the original E&P company capital budgets, with some only spending the capital required to safely operate their existing productive assets. Reductions in activity began in mid-to-late March and decreases in completions activity occurred faster than reductions to drilling activity, as completions equipment is typically contracted on a short-term basis, while drilling rigs may be contracted for several months or years. Many E&P companies partially shut in production in areas where the marginal cash operating cost exceeds the market price. The amount of shut-in capacity in North America is believed to have peaked in May, with the volume of shut-in production reducing over time. Initial 2021 budgets for E&P companies suggest a slight reduction from 2020 expenditures with an objective of generating free cash flow and maintaining production at late 2020 levels.

Low commodity prices have also impacted E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been numerous Chapter 11 bankruptcy filings by E&P companies, and the credit quality of the upstream oil and gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for doubtful accounts of $0.8 million during the year ended December 31, 2020. In addition, perceptions of the industry in which we operate, by investors and financial institutions, have reduced the availability of financing for our customers and increased their cost of financing.

The factors mentioned above have led to an increase in consolidation amongst E&P companies, especially large, independent publicly-traded E&P companies. During late 2020, several large consolidation transactions were announced, including Chevron Corp’s acquisition of Noble Energy, ConocoPhillips’ acquisition of Concho Resources, Devon Energy’s merger with WPX Energy and Pioneer Natural Resources’ acquisition of Parsley Energy. These consolidation transactions allow the combined entities to reduce costs, in part due to economies of scale, and can lead to reduced capital spending on a pro forma basis than would have been spent had the transaction not occurred. NCS has provided products and services to several of the companies involved in consolidation transactions, and we have experienced a reduction in spending with certain customers and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we have been providing.

The reduction in customer capital spending and responses as a result of a decline in market conditions primarily related to the COVID-19 pandemic began to impact NCS in March 2020. Customers in North America began to quickly reduce the number of active completions crews, travel restrictions began to impact international operations, and activity in certain regions, including Argentina and China, was shut down due to government actions to contain the spread of COVID-19. In addition, throughout the year customers further reduced their capital spending and the resulting drilling and completion activity, which reduced the level of demand for our products and services and the pricing we received for our products and services.

While we experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that reduced the capacity at the Repeat Precision machine shop operations in Mexico, such disruptions were temporary in nature, the impacted products are available through alternative sources of supply and we maintained sufficient inventory on hand to meet customer demand. We have also experienced delays in access to certain materials and products utilized in our research and development activities, which has led, and may continue to lead, to delays in new product introductions.

In response to the current market conditions and reduction in demand for our products and services, including as a result of the COVID-19 pandemic, NCS has undertaken, and the Board of Directors monitored and evaluated, multiple initiatives to reduce our cost structure, limit capital expenditures and enhance our liquidity and access to capital, including:

•

Reductions in force which have reduced our headcount in the U.S. and Canada by approximately 190 people and reductions to salaries and hourly rates for substantially all employees, including reductions in salaries for executives averaging 20%. These actions resulted in over $19 million in cost savings during 2020, with approximately 70% of that amount associated with selling, general and administrative (“SG&A”) expenses;

•	The decision to not pay 2019 or 2020 bonuses;
•	A temporary elimination of the employer matching contributions for NCS’s U.S. 401(k) plan and its Registered Retirement Savings Plan in Canada;
•	A moratorium on non-essential travel for all employees;
•	Negotiation of new rates, work rules and payment schedules with vendors;
•	Strategies to reduce third-party spend, including information technology, financial services and third-party research and development;
•	Deferral of U.S. employer payroll taxes, as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);
•	Application for, and receipt of, benefits under the Canada Emergency Wage Subsidy (“CEWS”) program;
•	Accelerating the filing of our 2019 U.S. federal tax return to utilize Net Operating Loss (“NOL”) carryback provisions from the CARES Act;
•	Reducing planned capital expenditures for 2020 and 2021 and selling excess vehicles;
•

Closing our district operational facilities in Corpus Christi and Oklahoma City and relocating our U.S. assembly operations to better align with our supply chain partners, which reduces overhead and improves fixed cost absorption;

•	In April 2020, Repeat Precision entered into a new promissory note providing up to $5.0 million in additional borrowing capacity; and
•

Amending our revolving credit facility to modify certain covenants and to establish a borrowing base related to our accounts receivable, which we believe provides us with enhanced financial flexibility (as described in more detail in “Note 9. Debt” in our consolidated financial statements).

NCS continues to evaluate market conditions and will continue to take necessary actions to further reduce our cost base and enhance liquidity should there be a further reduction in the demand for our products and services.

In connection with the reductions in force described above, NCS recorded severance expense of $5.7 million during the year ended December 31, 2020.

As a result of the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock, we assessed the recoverability of the carrying value of our property and equipment and finite-lived intangible assets as of March 31, 2020 and determined that a triggering event had occurred. As a result of the analysis, we recorded impairment charges of $9.7 million in property and equipment and $40.5 million related to identifiable intangible assets, which we recorded during the first quarter of 2020. There were no impairment charges recorded on our property and equipment or identifiable intangible assets during the remainder of 2020. For additional information, see “Note 6. Property and Equipment” and “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements.

On August 6, 2020, we entered into an amendment to our Senior Secured Credit Facility which, among other changes, reduced the lender commitments in the U.S. under our Senior Secured Credit Facility to $25.0 million and further limited the amount we may borrow dependent on a borrowing base calculated based on eligible receivables, which does not include receivable balances at Repeat Precision. See —Liquidity and Capital Resources—Financing Arrangements for a description of the amendment. Our borrowing base under the Senior Secured Credit Facility as of December 31, 2020 was $11.0 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic.

See Item 1A. Risk Factors for a discussion of additional actual or potential impacts of the COVID-19 pandemic on our business and operations.

Outlook

Based on initial capital budgets for 2021 that have been set by E&P companies, we believe that industry drilling and completions activity in North America will be modestly lower in 2021 than it was in 2020. Many of our customers in North America committed to generating free cash flow while maintaining production at levels consistent with late 2020. Drilling activity in the U.S. declined sequentially throughout the first half of 2020 before bottoming in the third quarter and increasing in the fourth quarter of 2020 and in early 2021. Completions activity in the U.S. is also expected to increase slightly in the first quarter of 2021 as compared to the fourth quarter of 2020, however customer drilling and completion activity in the U.S. in the first quarter of 2021 was negatively impacted by winter storm Uri, which resulted in widespread, but temporary, production shut-ins, unsafe road conditions and other logistical challenges particularly in the Permian Basin and other areas in Texas and Oklahoma. We believe that the rig count in Canada in the second quarter of 2020 was at the lowest levels of the last 50 years and did not experience a material seasonal increase in the third quarter of 2020. The Canadian rig count recovered, but it remained well below seasonal averages in the fourth quarter of 2020. Similarly, the Canadian rig count has experienced the expected seasonal increase through the end of February 2021 but is approximately 25% below the same period of 2020. The low level of industry activity has led, and is expected to continue to lead, to intense competitive pressure across all of our product and service offerings in North America, which impacts our market share as well as our margins. We currently expect international industry activity to be approximately flat in 2021 as compared to 2020 with activity increasing through the year.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing at approximately $60 per barrel in December 2017, which fell to approximately $45 per barrel in December 2018, recovered to approximately $61 per barrel by the end of December 2019 and fell again to approximately $48 per barrel in December 2020. Crude oil pricing has historically been supported by voluntary oil production reductions by members of OPEC and OPEC +. In response to decreased demand related to the COVID-19 pandemic, OPEC + agreed to a collective reduction in oil production of 9.7 MMBBL/D in May through July of 2020, 7.7 MMBBL/D in August through December 2020 and approximately 7 MMBBL/D through at least the first few months of 2021.  In addition, Saudi Arabia announced an additional voluntary supply reduction of 1.0 MMBBL/D in February and March 2021 due to demand concerns related to restrictions put in place in late 2020 as infections experienced a surge, in part due to the emergence of new virus variants, implying a reduction in production of approximately 8 MMBBL/D for those months. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically to return global oil storage capacity to normal levels over time as the economy and oil demand recovers. Given the uncertainty related to the rate of new COVID-19 infections, vaccinations, economic recovery and oil demand recovery, OPEC+ plans to meet monthly during 2021 to evaluate potential increases or decreases to the targeted level of reduction in production.

On August 6, 2018, the United States announced its intent to impose economic sanctions on Iran, following the United States’ withdrawal from an international accord intended to limit Iran’s nuclear programs. The sanctions, including secondary sanctions targeting companies that do business with Iran, were intended to reduce Iran’s level of crude oil exports and went into effect in November 2018. Temporary waivers were granted to eight countries that import oil from Iran, but those waivers expired on May 2, 2019. The new administration in the U.S. has signaled that it may revisit the sanctions, which could result in an increase in exports from Iran, which could have a negative impact on oil prices.

Over the course of 2018, there was an increase in the difference between the benchmark crude oil pricing in certain markets and WTI, known in the industry as differentials. Crude oil in certain areas, including West Texas, North Dakota and Canada traded at a larger discount to WTI than in historical periods due to current and forecasted production levels that are in excess of local refining demand and pipeline capacity. In response to these price differentials, many E&P companies operating in these areas reduced their drilling and completion activity in the second half of 2018 and into 2019 or chose to delay completions until additional pipeline or rail capacity was placed into service. Differentials have since narrowed in North Dakota and West Texas. In Canada, the Province of Alberta implemented measures intended to reduce the differential in the region, including the implementation of mandatory production curtailments. These curtailments, which were in place for companies producing more than 20,000 barrels per day in the province (subject to certain exemptions) through December 2020, have since been lifted.

Natural gas pricing was at an average level of $3.15 and $2.99 per MMBtu during 2018 and 2017, respectively, but fell to an average level of $2.56 per MMBtu during the year ended 2019 as supply growth exceeded demand growth. Natural gas pricing fell even further to an average level of $2.03 per MMBtu during the year ended 2020 as it has been negatively impacted by the COVID-19 pandemic and resulting market conditions. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with wide discounts to Henry Hub pricing resulting from infrastructure bottlenecks.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2016	$33.35	$33.84	$1.99
6/30/2016	45.46	45.57	2.15
9/30/2016	44.85	45.80	2.88
12/31/2016	49.14	49.11	3.04
3/31/2017	51.62	53.59	3.02
6/30/2017	48.10	49.55	3.08
9/30/2017	48.15	52.10	2.95
12/31/2017	55.27	61.40	2.91
3/31/2018	62.91	66.86	3.08
6/30/2018	68.07	74.45	2.85
9/30/2018	69.69	75.07	2.93
12/31/2018	59.97	68.76	3.77
3/31/2019	54.82	63.10	2.92
6/30/2019	59.88	69.04	2.57
9/30/2019	56.34	61.95	2.38
12/31/2019	56.82	63.17	2.40
3/31/2020	45.54	50.45	1.90
6/30/2020	27.96	29.70	1.70
9/30/2020	40.89	42.91	2.00
12/31/2020	42.52	44.32	2.52

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the first quarter of 2016, as provided by Baker Hughes Company. The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2016	524	170	694
6/30/2016	398	47	445
9/30/2016	461	119	580
12/31/2016	567	180	746
3/31/2017	722	294	1,016
6/30/2017	874	116	990
9/30/2017	927	207	1,134
12/31/2017	902	203	1,105
3/31/2018	965	267	1,232
6/30/2018	1,021	105	1,126
9/30/2018	1,032	207	1,239
12/31/2018	1,050	177	1,227
3/31/2019	1,023	181	1,204
6/30/2019	967	79	1,046
9/30/2019	894	130	1,024
12/31/2019	797	136	933
3/31/2020	764	194	958
6/30/2020	378	23	401
9/30/2020	241	46	287
12/31/2020	297	88	385

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. After a period of declining drilling and completion activity from late 2014 through early 2016, North American E&P companies began to increase activity levels beginning in the second quarter of 2016, as evidenced by increasing rig counts in the U.S. and Canada. The rate of increase slowed in the U.S. during 2018 and began to decline in 2019. The decline accelerated in 2020 before bottoming in the third quarter and increasing during the fourth quarter with the average U.S. rig count increasing by 23% in the fourth quarter of 2020 to 297 from a historically low level of 241 in the third quarter of 2020. The average land rig count in Canada for the fourth quarter was 36% lower than in the same period in 2019 and was at 58 rigs by the end of December 2020, up from 12 rigs at June 30, 2020, the lowest level ever recorded by Baker Hughes Company. The U.S. and Canadian rig counts are expected to remain significantly below prior year levels in 2021.

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

The market in Canada also continues to be impacted by logistical constraints in moving oil and natural gas from areas of production activity to demand centers. These constraints have led to lower realized pricing for our Canadian customers, which were partially offset by the initiatives implemented by the Province of Alberta. As a result, industry activity and capital spending in Canada in 2019 was materially below 2018 levels, both for producers of oil and liquids-rich natural gas and producers of natural gas. Commodity price differentials are forecasted to remain at elevated levels for an extended period of time, which we expect to continue to have a negative impact on customer activity.

The industry experienced a reduction in completions activity in the United States that began in the second half of 2018, which has extended through 2019 and into 2020, with the reduction further accelerating beginning in March 2020 before bottoming in the third quarter and increasing during the fourth quarter of 2020. In addition, initial capital budgets from E&P companies indicate that capital spending in 2021 is expected to be slightly below capital spending in 2020.

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

Product sales represented 70%,  71% and 69% of our revenues for the years ended December 31, 2020,  2019 and 2018, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 30%,  29% and 31% of our revenues for the years ended December 31, 2020,  2019 and 2018, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

For the years ended December 31, 2020,  2019 and 2018, approximately 45%,  42% and 48%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. Our strategic 50% purchase of Repeat Precision has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On March 8, 2018, the President of the United States signed an order to impose a tariff of 25% on steel imported from certain countries. On July 1, 2018, Canada implemented retaliatory tariffs on certain U.S. imports, including steel. These tariffs have continued to result in an increase in our cost of sales. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were subsequently increased to 25% in May 2019. The increased tariffs have resulted in an increase in our cost of sales. While we strive to pass through some of the increases in raw material costs directly resulting from the tariffs to our customers, there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

Our SG&A expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. Our SG&A expenses also include severance expenses, litigation expenses and provisions for doubtful accounts. As a result of being a public company, our legal, accounting and other expenses have increased and may further increase for costs associated with our compliance with the Sarbanes-Oxley Act.

The percentage of our costs, defined as cost of sales, excluding depreciation and amortization, and including SG&A, denominated in Canadian dollars for the years ended December 31, 2020,  2019 and 2018, were approximately 19%,  22% and 21%, respectively.

How We Evaluate our Results of Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include:

Revenues

We primarily sell our products and services under purchase orders with pricing negotiated with individual customers. Our revenues are generated primarily from the sales of our fracturing systems, well construction and composite plug products and from services related to the utilization of our downhole frac isolation assembly as well as from the provision of tracer diagnostics and reservoir strategies services. We compare our actual revenue performance on a monthly, quarterly and annual basis to our annual budget, our most recent estimate for the relevant period, and to applicable market metrics.

Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation

EBITDA is defined as net (loss) income before interest expense, net, income tax (benefit) expense and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain items which we believe are not reflective of ongoing operating performance or which, in the case of impairments and share-based compensation, are non-cash in nature.  Adjusted EBITDA Less Share-Based Compensation is calculated in the same manner as Adjusted EBITDA, with the sole exception being that it does not addback non-cash share-based compensation expense. We believe that Adjusted EBITDA is an important measure that excludes costs that management believes do not reflect our ongoing operating performance and certain costs associated with our capital structure. We believe that Adjusted EBITDA Less Share-Based Compensation presents our financial performance in a manner that is comparable to the presentation provided by many of our peers. Accordingly, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are key metrics that management uses to assess the period-to-period performance of our core business operations. We believe that presenting Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation enables investors to assess our performance from period to period using the same metrics utilized by management and also allows investors to evaluate our performance relative to other companies that are not subject to such factors. EBITDA, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are not defined under GAAP, are not measures of net income, income from operations or any other performance measure derived in accordance with GAAP and are subject to important limitations. Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP.

Free Cash Flow and Free Cash Flow Less Distributions to Non-Controlling Interest

We utilize free cash flow to evaluate the cash generated by our operations and results of operations. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment (inclusive of the purchase and development of software and technology) plus proceeds from sales of property and equipment, as presented in our consolidated statement of cash flows. Management believes free cash flow is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and other investment needs. We define free cash flow less distributions to non-controlling interest as free cash flow (as defined above) less distributions to non-controlling interest, as presented in the net cash used in financing activities section of our consolidated statements of cash flows. Management believes that free cash flow less distributions to non-controlling interest is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures, other investment needs, and cash distributions to our joint venture partner, which have increased in recent years. Free cash flow and free cash flow less distributions to non-controlling interest do not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, repayment of outstanding balances under our Senior Secured Credit Facility, that are not deducted in calculating either free cash flow or free cash flow less distributions to non-controlling interest. Free cash flow and free cash flow less distributions to non-controlling interest are non-GAAP financial measures and should not be considered as an alternative to cash provided by operating activities as a cash flow measurement.

Results of Operations

The following table summarizes our revenues and expenses for the years ended December 31, 2020 and 2019. A discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020, and is incorporated by reference into this Form 10-K.

	Year Ended December 31,		Variance
	2020	2019	$	% (1)
Revenues
Product sales	$75,197	$145,826	$(70,629)	(48.4)%
Services	31,780	59,659	(27,879)	(46.7)%
Total revenues	106,977	205,485	(98,508)	(47.9)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	46,647	75,081	(28,434)	(37.9)%
Cost of services, exclusive of depreciation and amortization expense shown below	16,260	32,949	(16,689)	(50.7)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	62,907	108,030	(45,123)	(41.8)%
Selling, general and administrative expenses	59,425	88,554	(29,129)	(32.9)%
Depreciation	4,426	5,877	(1,451)	(24.7)%
Amortization	1,465	4,559	(3,094)	(67.9)%
Change in fair value of contingent consideration	—	37	(37)	(100.0)%
Impairments	50,194	7,919	42,275	533.8%
Loss from operations	(71,440)	(9,491)	(61,949)	NM
Other income (expense)
Interest expense, net	(1,796)	(1,925)	129	6.7%
Gain on patent infringement settlement	25,678	—	25,678	100.0%
Other income, net	1,729	308	1,421	461.4%
Foreign currency exchange (loss) gain	(1,060)	(958)	(102)	(10.6)%
Total other income (expense)	24,551	(2,575)	27,126	NM
Loss before income tax	(46,889)	(12,066)	(34,823)	(288.6)%
Income tax (benefit) expense	(7,783)	10,752	(18,535)	(172.4)%
Net loss	(39,106)	(22,818)	(16,288)	(71.4)%
Net income attributable to non-controlling interest	18,493	10,005	8,488	84.8%
Net loss attributable to NCS Multistage Holdings, Inc.	$(57,599)	$(32,823)	$(24,776)	(75.5)%

________________

(1)	NM – Percentage not meaningful

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Revenues

Revenues were $107.0 million for the year ended December 31, 2020 as compared to $205.5 million for the year ended December 31, 2019.  This decrease reflected reductions in product sales and services volumes in North America, particularly during the second, third and fourth quarters and lower product sales in international markets, partially offset by higher services revenue in international markets. We believe the decrease in both activity and pricing resulted from the decline in market conditions primarily related to the COVID-19 pandemic, which had a negative impact on our revenues during the year ended December 31, 2020 as drilling rig and completion activity in North America declined sequentially throughout 2020 before bottoming in the third quarter and increasing during the fourth quarter of 2020. In addition, customer activity in China was delayed and activity in Argentina was suspended from mid-March until June due to government regulations. Product sales for the year ended December 31, 2020 were $75.2 million as compared to $145.8 million for the year ended December 31, 2019. Our service revenue was $31.8 million for the year ended December 31, 2020 as compared to $59.7 million for the year ended December 31, 2019.

Cost of sales

Cost of sales was $62.9 million, or 58.8% of revenues, for the year ended December 31, 2020 as compared to $108.0 million, or 52.6% of revenues, for the year ended December 31, 2019.  Cost of sales as a percentage of revenues increased due to the significant reduction in revenue, leading to under-utilization of manufacturing capacity and field service personnel, as well as a reduction in pricing for certain products and services, particularly during the second, third and fourth quarters. We believe that our cost of sales as a percentage of revenue was negatively impacted by the reduction in revenue activity associated with the decline in market conditions primarily related to the COVID-19 pandemic, which contributed to fixed cost under absorption. Cost of product sales was $46.6 million or 62.0% of product sales revenue and cost of services was $16.3 million or 51.2% of service revenue for the year ended December 31, 2020. For the year ended December 31, 2019, cost of product sales was $75.1 million or 51.5% of product sales revenue and cost of services was $32.9 million or 55.2% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $59.4 million for the year ended December 31, 2020 as compared to $88.6 million for the year ended December 31, 2019.  This overall decrease in expense reflects declines in compensation and benefits, share-based compensation, bad debt, research and development and ERP-related expenses of $16.6 million, $4.1 million, $2.8 million, $1.6 million, and $1.3 million, respectively. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses of $2.0 million. Additionally, professional fees, including litigation fees, were lower by $5.3 million.  These favorable variances were partially offset by severance charges incurred for the year ended December 31, 2020 related to reductions in workforce, which was greater than 2019 by $4.9 million.

Depreciation

Depreciation was $4.4 million for the year ended December 31, 2020 as compared to $5.9 million for the year ended December 31, 2019.  The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures were lower in 2020 compared to 2019. See “Note 6. Property and Equipment” of our consolidated financial statements for additional detail.

Amortization

Amortization was $1.5 million for the year ended December 31, 2020 as compared to $4.6 million for the year ended December 31, 2019.  The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software, customer relationships, and trademarks. See “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements for additional detail.

Impairment

In the first quarter of 2020, we evaluated our property and equipment and finite-lived intangible assets for impairment due to current industry conditions such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. We determined that the carrying amount of certain of our long-lived assets exceeded the corresponding fair value. We recorded impairment charges of $9.7 million in property and equipment and $40.5 million in finite-lived intangible assets. There were no impairment charges recorded on our goodwill, property and equipment or identifiable intangible assets during the remainder of 2020.

During the second quarter of 2019, we performed an impairment test for goodwill and determined that the carrying value of one of our reporting units exceeded its fair value. We recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit as a result of a further deterioration in customer activity levels in North America. This resulted in lower demand for oilfield services driving a decrease in our business volumes and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. In addition to goodwill, we also assessed our identifiable intangibles for impairment during the second quarter of 2019 and determined those assets were not impaired. There were no additional indications of impairment during the remainder of 2019.

See “Note 2. Summary of Significant Accounting Policies” and “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements for additional detail related to these charges.

Gain on patent infringement settlement

Gain on patent infringement settlement was $25.7 million for the year ended December 31, 2020, which represents the gain realized from the settlement of the final court judgment against Diamondback and includes $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation and is net of related legal fees incurred in 2020 of $2.7 million. See “Note 10. Commitments and Contingencies” of our consolidated financial statements.

Other income, net

Other income, net was $1.7 million for the year ended December 31, 2020 compared to $0.3 million for the year ended December 31, 2019. The increase was primarily due to gain on sales of fixed assets and income recognized as a result of our technical services and assistance agreement with Special Oilfield Services Co. LLC.  See “Note 10. Commitments and Contingencies” of our consolidated financial statements.

Income tax (benefit) expense

Income tax (benefit) expense was $(7.8) million for the year ended December 31, 2020 as compared to $10.8 million for the year ended December 31, 2019. Included in the tax benefit for the year ended December 31, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) including a tax benefit of $(0.9) million related to a Net Operating Loss (“NOL”) carryback allowed under the CARES Act that was previously unavailable, and a tax expense of $6.5 million for an increase in a valuation allowance on deferred tax assets not expected to be realized.  Also included in tax benefit for the year ended December 31, 2020 was a tax expense of $1.4 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset, as well as a benefit of $(1.5) million related to non-U.S. income taxed at different rates. Included in tax expense for the year ended December 31, 2019 was a valuation allowance against our U.S. deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. These adjustments resulted in additional tax expense for the year ended December 31, 2019 of approximately $13.1 million. Additionally, the tax (benefit) expense for the years ended December 31, 2020 and 2019 included a tax expense of $1.0 million and $0.9 million, respectively, for the tax effect of stock awards.

On March 27, 2020, the CARES Act was enacted and signed into law and includes several provisions for corporations including allowing companies to carryback certain NOLs and increasing the amount of NOLs that corporations can use to offset income. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years. In addition, the CARES Act removes the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of December 31, 2020, we had cash and cash equivalents of $15.5 million, and total outstanding indebtedness of $5.8 million, of which no amount is currently outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million. Total borrowings are limited to a borrowing base calculated based on eligible receivables, provided that it does not include receivables at Repeat Precision. We were in compliance with our debt covenants at December 31, 2020. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months. Our borrowing base under the Senior Secured Credit Facility at December 31, 2020 was $11.0 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, severance payments, debt service and potential mergers and acquisitions.

We plan to incur approximately $1 million to $2 million in capital expenditures during 2021, which includes (i) additional machining and other capital equipment at Repeat Precision, (ii) internally-developed software, (iii) additional equipment to support our tracer diagnostics services and (iv) vehicles used in international operations. Our capital expenditures, including the purchase and development of software and technology, for the years ended December 31, 2020,  2019 and 2018 were $2.2 million, $6.4 million and $15.8 million, respectively. Our 2020 capital expenditures included (i) additional machining capacity at Repeat Precision, (ii) machinery and equipment utilized in manufacturing and engineering, (iii) additional equipment to support our tracer diagnostics services and (iv) leasehold improvements associated with operations facilities. We generated proceeds from the sale of property and equipment of $1.1 million for the year ended December 31, 2020, primarily related to the sale of excess vehicles utilized in field operations, most of which were obtained through finance leases.

We anticipate that to the extent we require additional liquidity to fund our capital requirements or repay existing indebtedness, it will be funded through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance and ability to reduce costs, which is subject to general economic, financial and other factors that are beyond our control, including the COVID-19 pandemic. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.

Cash Flows, Free Cash Flow and Free Cash Flow Less Distributions to Non-Controlling Interest

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$35,117	$17,949	$14,026
Net cash used in investing activities	(1,059)	(5,002)	(15,410)
Net cash used in financing activities	(29,773)	(27,306)	(5,130)
Effect of exchange rate changes on cash and cash equivalents	17	471	(2,164)
Net change in cash and cash equivalents	$4,302	$(13,888)	$(8,678)
Free cash flow (1)	$34,058	$12,947	$(1,384)
Free cash flow less distributions to non-controlling interest (1)	$16,508	$6,947	$(3,684)

_______________

(1)

Free cash flow and free cash flow less distributions to non-controlling interest are non-GAAP financial measures. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment (inclusive of the purchase and development of software and technology) plus proceeds from sales of property and equipment. Management believes free cash flow is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and other investment needs. We define free cash flow less distributions to non-controlling interest as free cash flow (as defined above) less distributions to non-controlling interest, as presented in the net cash used in financing activities section of our consolidated statements of cash flows. Management believes that free cash flow less distributions to non-controlling interest is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures, other investment needs, and cash distributions to our joint venture partner, which have increased in recent years. Free cash and free cash flow less distributions to non-controlling interest do not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, repayment of outstanding balances under our Senior Secured Credit Facility, that are not deducted in calculating either free cash flow or free cash flow less distributions to non-controlling interest. A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to each of free cash flow and free cash flow less distributions to non-controlling interest for the periods indicated is as follows (in thousands):

Free Cash Flow:

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$35,117	$17,949	$14,026
Purchases of property and equipment	(2,098)	(6,123)	(11,134)
Purchase and development of software and technology	(55)	(251)	(4,675)
Proceeds from sales of property and equipment	1,094	1,372	399
Free cash flow	$34,058	$12,947	$(1,384)

Free Cash Flow Less Distributions to Non-Controlling Interest:

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$35,117	$17,949	$14,026
Purchases of property and equipment	(2,098)	(6,123)	(11,134)
Purchase and development of software and technology	(55)	(251)	(4,675)
Proceeds from sales of property and equipment	1,094	1,372	399
Distribution to non-controlling interest	(17,550)	(6,000)	(2,300)
Free cash flow less distributions to non-controlling interest	$16,508	$6,947	$(3,684)

Operating Activities

Net cash provided by operating activities was $35.1 million compared to $17.9 million for the years ended December 31, 2020 and 2019, respectively.  The increase in cash flow in 2020 reflects receipt of $21.4 million in cash at Repeat Precision associated with a patent infringement settlement, no payment of contingent consideration in 2020 as compared to $3.0 million in 2019 and favorable changes in accounts receivable and inventories balances. These items were partially offset by lower net income in 2020 as compared to 2019, primarily due to an overall decrease in activity levels resulting largely from the COVID-19 pandemic and unfavorable changes in deferred income tax (benefit) expense, prepaid expenses and other assets, accounts payable and income taxes receivable/payable as well as lower share-based compensation and depreciation and amortization expenses.

Net cash provided by operating activities was $17.9 million and $14.0 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash flow was primarily driven by higher net income in 2019 compared to 2018 with favorable changes in accounts receivable, accounts payable, deferred tax (expense) benefit and income tax receivable/payable partially offset by the unfavorable changes in inventories and the payment of contingent consideration.

Investing Activities

Net cash used in investing activities was $1.1 million and $5.0 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash used in investing activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily related to reduced capital expenditures for property, equipment, software and technology which totaled $2.2 million for the year ended December 31, 2020 compared to $6.4 million for the same period in 2019.

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

Financing Activities

Net cash used in financing activities for the years ended December 31, 2020 and 2019 was $29.8 million and $27.3 million, respectively. The increase was primarily related to distributions to our joint venture partner of $17.6 million during the year ended December 31, 2020 as compared to $6.0 million of distributions for the same period in 2019. The increase was partially offset by lower payments on equipment note and finance leases of $3.5 million. Additionally, on January 31, 2019, we made a $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value.

The net cash used in financing activities for the years ended December 31, 2019 and 2018 was $27.3 million and $5.1 million, respectively. The increase was primarily related to the $10.0 million cash payment to the joint venture partner for the Repeat Precision earn-out consideration on January 31, 2019, of which $7.0 million was classified as a financing activity to reflect the acquisition date fair value of the contingent consideration liability and $3.0 million was included in operating activities as the liability was settled at an amount greater than the acquisition date fair value. We also made cash payments totaling $10.0 million on our Senior Secured Credit Facility (as defined below) during the second, third, and fourth quarters of 2019 and made distributions to our joint venture partner of $6.0 million during the year ended December 31, 2019 as compared to $2.3 million of distributions for the same period in 2018.

Financing Arrangements

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower (the “U.S. Borrower”), NCS Multistage Inc., as Canadian borrower (the “Canadian Borrower”; together with the U.S. Borrower, the “Borrowers”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”), the lenders party thereto, Wells Fargo Bank, National Association as administrative agent (the “U.S. Agent”) in respect of the U.S. facility provided therein and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent (the “Canadian Agent”) in respect of the Canadian Facility provided therein. The 2019 Credit Agreement amended and restated our prior credit agreement in its entirety. See “Note 9. Debt” to our consolidated financial statements for additional details regarding our 2019 Credit Agreement.

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

The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans. The Canadian Borrower may make borrowings under the Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Senior Secured Credit Facility is limited to a borrowing base calculated based on eligible receivables, provided that it does not include receivables at Repeat Precision. The Senior Secured Credit Facility will mature on May 1, 2023.

Borrowings under the Senior Secured Credit Facility may be made in USD for Adjusted Base Rate Advances, and in USD, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on NCS’s leverage ratio.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to than 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of December 31, 2020, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

Repeat Precision also has outstanding promissory notes with an aggregate borrowing capacity of up to $9.3 million, subject to a borrowing base. See “Note 9. Debt” of our consolidated financial statements for further information regarding the promissory notes.

Contractual Obligations

The following table presents our contractual obligations and other commitments as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3- 5 years	More than 5 years

Finance lease obligations including interest payments	$6,780	$1,597	$2,016	$985	$2,182
Purchase obligations (1)	3,300	3,300	—	—	—
Tax obligations (2)	796	235	317	244	—
Equipment and office operating leases	6,533	2,074	2,172	1,357	930
	$17,409	$7,206	$4,505	$2,586	$3,112

_______________

(1)	Amounts represent commitments to purchase goods or services to be utilized in the normal course of business of which $2.5 million is not reflected in the accompanying consolidated balance sheets.
(2)

Represents deferred FICA taxes and a mandatory one-time tax on accumulated earnings of foreign subsidiaries resulting from the 2017 Tax Act. The deferred FICA taxes payable are due in equal installments over the next two years. The income tax payable related to the 2017 Tax Act is due in installments in varying percentages over the next five years.

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

Revenue Recognition

We derive our revenues primarily from highly engineered products and support services. Revenues are based upon a purchase order, contract or other persuasive evidence of an arrangement with the customer that includes a fixed or determinable price, provided that collectability is reasonably assured, but such arrangements do not generally include right of return or other similar provisions or other significant post-delivery obligations. Sales and value added taxes that we collect concurrent with revenue-producing activities are excluded from revenue. We recognize revenue through the following steps: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price and (v) satisfy the performance obligation. For the year ended December 31, 2020, we recognized revenue from our largest customer totaling $10.2 million, or 10% of total revenue for the year. Amounts due from this customer included in our trade accounts receivable balance was $2.6 million, or 12% of our trade accounts receivable balance as of December 31, 2020. No other customer individually accounted for 10% or more of our consolidated revenue during 2020. No single customer individually accounted for 10% or more of our consolidated revenue during the years ended 2019 and 2018. One customer accounted for 10% of our trade accounts receivable balance as of December 31, 2019 while another customer accounted for 12% of our trade accounts receivable balance as of December 31, 2018.

On occasion, we issue credits to our customers that are related specifically to the performance of our products or the services we provide, with such credits reducing the amount of revenue for the completed sales. These credits are infrequent, situation specific and cannot be individually estimated in advance.

The payment terms and conditions in our customer contracts vary. We do not have contracts that contain a financing component and do not accept noncash consideration from customers.

NCS has elected to recognize shipping and handling costs when control of the product transfers to the customer. These costs are included in cost of sales in our consolidated statements of operations.

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

Services Revenues

For service arrangements that do not have a contract provision with a right to a payment for services up to the date of termination, revenue is recognized when the job has been completed, which usually includes a customer signature or acknowledgement and when there are no additional services or future obligations required by us. The transaction price is determined by the contract unit day rate times the cumulative number of days of service provided upon the completion of the service and upon customer acceptance or a contract rate for materials provided in connection with the service.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of customer accounts by management. Such allowances are based upon several factors including, but not limited to, credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. We have recorded $0.6 million and $0.5 million in our allowance for doubtful accounts as of December 31, 2020 and 2019, respectively.

Inventories

Inventories consist primarily of raw material, product components, assembled products, certain components used to internally construct our frac isolation assemblies, and chemicals used in our tracer diagnostics services in raw materials or finished goods. Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined at standard costs approximating the first-in, first-out or average cost basis. We continuously evaluate inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its estimated recoverable value have been recorded as an adjustment to cost of sales.

Impairments

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. For the year ended December 31, 2020, we recognized an impairment charge of $50.2 million related to property and equipment and identified intangible assets. There was no impairment of property and equipment and finite-lived intangible assets during the year ended December 31, 2019. For the year ended December 31, 2018, we recognized an impairment charge of $73.5 million related to identifiable intangible assets. There was no impairment related to property and equipment in 2018. See “Note 2. Summary of Significant Accounting Policies”, “Note 6. Property and Equipment” and “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information related to these charges.

An assessment of potential goodwill impairment indicators is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Under generally accepted accounting principles, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing this value with the carrying value of the reporting unit. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable.  If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. No impairment charge was recorded for the year ended December 31, 2020. For the year ended December 31, 2019, we recognized an impairment charge of $7.9 million for our tracer diagnostic services reporting unit. For the year ended December 31, 2018, we recognized an impairment charge of $154.0 million for two reporting units, fracturing systems and well construction of $122.1 million and tracer diagnostic services of $31.9 million. See “Note 7. Goodwill and Identifiable Intangibles” for further information related to these charges.

Property and Equipment

Property and equipment are stated at historical cost adjusted for impairment, less accumulated depreciation. Equipment held under finance leases are stated at the present value of minimum lease payments at inception of the lease, less accumulated depreciation. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. Depreciation expense includes amortization of assets under finance leases. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in the year of disposal as a component of other income, net.

Depreciation on property and equipment, including assets held under finance leases, is calculated using the straight-line method over the following useful service lives or lease term (which includes reasonably assured renewal periods):

Years
Buildings	30
Building equipment and leasehold improvements	1 - 15
Machinery and equipment and service equipment	5 - 12
Computers and software	3 - 5
Furniture and fixtures	3 - 5
Vehicles	2 - 4
Right of use assets - finance leases	Lease term (3-10)

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

All identifiable intangibles are amortized on a straight-line basis over the estimated useful life or term of related agreements. Deferred loan costs are amortized to interest expense using the effective interest method. Certain costs incurred in the development of internal-use software applications are capitalized and costs incurred outside of the software application development stage are expensed as incurred. The amounts capitalized are included in intangible assets, categorized as internally developed software, and are amortized on a straight-line basis over the estimated useful life of the software when ready for the intended use. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation— Stock Compensation (“ASC 718”). We recognize compensation cost for all share-based payment transactions, including compensation cost associated with the grant of options, equity-classified restricted stock units (“RSUs”), equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), and performance stock unit awards (“PSUs”). To determine the compensation cost we use the Black-Scholes model for options, Monte Carlo simulation for the PSUs, and the market price of the common stock on the date of the grant for the RSUs and ESUs. As the ESUs will be settled in cash, the compensation cost is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled. Expense is recognized ratably from one to five years based upon the requisite service period.

We also have an ESPP, which allows eligible employees to purchase shares of our common stock. The purchase price of the stock is 85% of the lower of the stock price at the beginning or end of the offering period. The fair value of the employees’ purchase rights under the ESPP is estimated using the Black-Scholes model. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019. For additional information, see “Note 13. Share-Based Compensation” of our consolidated financial statements.

Severance and Other Termination Benefits

We accrue one-time severance costs pursuant to an approved workforce reduction plan at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employees to calculate severance benefits, in the event the employee is involuntarily terminated. During 2020, we recorded $5.7 million of severance expense associated with one-time severance cost, of which a liability of $0.7 million remained at December 31, 2020.

Recently Issued Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements for discussion of the accounting pronouncements we recently adopted and the accounting pronouncements recently issued by the FASB.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Additionally, we are also a “smaller reporting company” as defined by Section 12b-2 of the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. As an emerging growth company and a smaller reporting company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies that do not qualify for those classifications.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks, including commodity price risk, foreign currency exchange rate risk, interest rate risk and credit risk. We have seen an increase in these risks and related uncertainties with increased volatility in oil and gas prices and the financial markets as a result of the COVID-19 pandemic.

Commodity Price Risk

The market for our products and services is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the E&P industry. Additionally, because we do not sell our products under long-term contracts, we believe we are particularly exposed to short-term fluctuations in the prices of crude oil and natural gas. We do not currently intend to hedge our indirect exposure to commodity price risk.

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues is derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than USD. During the years ended December 31, 2020,  2019 and 2018, approximately 45%,  42% and 48%, respectively, of our revenues were attributable to our operations in Canada. We may use foreign currency forward exchange contracts to hedge our future exposure to the Canadian dollar. We also derive revenue from several jurisdictions outside of North America, including countries that occasionally experience periods of significant inflation, which occurred in Argentina in 2019 and 2020. We do not currently intend to hedge our future exposure to the Argentine Peso or other foreign currencies.

Interest Rate Risk

We are primarily exposed to interest rate risk through our Senior Secured Credit Facility, which was amended on August 6, 2020. The Amended Credit Agreement has similar terms and conditions, is subject to variable interest rates and consists of a U.S. Facility. As of December 31, 2020, we had no outstanding indebtedness under our Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility may be made in USD for Adjusted Base Rate Advances, and in USD, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on NCS’s leverage ratio.  The applicable interest rate at December 31, 2020 was 4.375%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCS Multistage Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NCS Multistage Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 15 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

March 8, 2021

We have served as the Company’s auditor since 2013, which includes periods before the Company became subject to SEC reporting requirements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$15,545	$11,243
Accounts receivable—trade, net	21,925	41,960
Inventories, net	34,871	39,921
Prepaid expenses and other current assets	2,975	2,444
Other current receivables	8,358	5,028
Total current assets	83,674	100,596
Noncurrent assets
Property and equipment, net	24,435	32,974
Goodwill	15,222	15,222
Identifiable intangibles, net	6,413	45,248
Operating lease assets	5,170	5,071
Deposits and other assets	3,559	3,460
Deferred income taxes, net	205	6
Total noncurrent assets	55,004	101,981
Total assets	$138,678	$202,577
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$4,943	$8,549
Accrued expenses	3,347	3,451
Income taxes payable	653	1,883
Operating lease liabilities	1,826	2,052
Current maturities of long-term debt	1,347	1,481
Other current liabilities	2,768	2,364
Total current liabilities	14,884	19,780
Noncurrent liabilities
Long-term debt, less current maturities	4,442	11,436
Operating lease liabilities, long-term	3,989	3,487
Other long-term liabilities	1,864	1,373
Deferred income taxes, net	13	2,956
Total noncurrent liabilities	10,308	19,252
Total liabilities	25,192	39,032
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,371,992 shares issued and 2,359,918 shares outstanding at December 31, 2020 and 2,345,289 shares issued
and 2,340,656 shares outstanding at December 31, 2019 (1)	24	23
Additional paid-in capital (1)	432,801	425,079
Accumulated other comprehensive loss	(81,780)	(80,811)
Retained deficit	(256,628)	(199,029)
Treasury stock, at cost; 12,074 shares at December 31, 2020 and 4,633 shares
at December 31, 2019 (1)	(809)	(652)
Total stockholders’ equity	93,608	144,610
Non-controlling interest	19,878	18,935
Total equity	113,486	163,545
Total liabilities and stockholders' equity	$138,678	$202,577

_______________

(1)	Amounts in 2019 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Product sales	$75,197	$145,826	$156,781
Services	31,780	59,659	70,182
Total revenues	106,977	205,485	226,963
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	46,647	75,081	74,892
Cost of services, exclusive of depreciation and amortization expense shown below	16,260	32,949	33,414
Total cost of sales, exclusive of depreciation and amortization expense shown below	62,907	108,030	108,306
Selling, general and administrative expenses	59,425	88,554	82,813
Depreciation	4,426	5,877	4,747
Amortization	1,465	4,559	13,090
Change in fair value of contingent consideration	—	37	(2,872)
Impairments	50,194	7,919	227,543
Loss from operations	(71,440)	(9,491)	(206,664)
Other income (expense)
Interest expense, net	(1,796)	(1,925)	(1,963)
Gain on patent infringement settlement	25,678	—	—
Other income, net	1,729	308	182
Foreign currency exchange (loss) gain	(1,060)	(958)	162
Total other income (expense)	24,551	(2,575)	(1,619)
Loss before income tax	(46,889)	(12,066)	(208,283)
Income tax (benefit) expense	(7,783)	10,752	(23,052)
Net loss	(39,106)	(22,818)	(185,231)
Net income attributable to non-controlling interest	18,493	10,005	5,086
Net loss attributable to NCS Multistage Holdings, Inc.	$(57,599)	$(32,823)	$(190,317)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc. (1)	$(24.37)	$(14.08)	$(85.00)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc. (1)	$(24.37)	$(14.08)	$(85.00)
Weighted average common shares outstanding
Basic (1)	2,364	2,332	2,239
Diluted (1)	2,364	2,332	2,239

________________

(1)	Amounts in 2019 and 2018 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(39,106)	$(22,818)	$(185,231)
Foreign currency translation adjustments, net of tax of $0	(969)	3,219	(17,323)
Comprehensive loss	(40,075)	(19,599)	(202,554)
Comprehensive income attributable to non-controlling interest	18,493	10,005	5,086
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(58,568)	$(29,604)	$(207,640)

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non- controlling	Total Stockholders'
	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Loss	Earnings (Deficit)	Shares (1)	Amount	Interest	Equity
Balances as of December 31, 2017	1	$—	2,196,574	$22	$399,843	$(66,707)	$23,864	(917)	$(175)	$12,144	$368,991
Adoption of ASC 606	—	—	—	—	—	—	247	—	—	—	247
Share- based compensation	—	—	—	—	10,930	—	—	—	—	—	10,930
Net (loss) income	—	—	—	—	—	—	(190,317)	—	—	5,086	(185,231)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,300)	(2,300)
Exercise of stock options	—	—	34,513	—	1,079	—	—	—	—	—	1,079
Vesting of restricted stock	—	—	1,836	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(498)	(162)	—	(162)
Cemblend exchangeable shares	—	—	22,115	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(17,323)	—	—	—	—	(17,323)
Balances as of December 31, 2018	1	$—	2,255,038	$22	$411,852	$(84,030)	$(166,206)	(1,415)	$(337)	$14,930	$176,231
Share-based compensation	—	—	—	—	12,204	—	—	—	—	—	12,204
Net (loss) income	—	—	—	—	—	—	(32,823)	—	—	10,005	(22,818)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,000)	(6,000)
Vesting of restricted stock	—	—	10,320	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(3,218)	(315)	—	(315)
Cemblend exchangeable shares	(1)	—	66,347	1	(1)	—	—	—	—	—	—
Proceeds from the issuance of ESPP shares	—	—	13,584	—	1,024	—	—	—	—	—	1,024
Currency translation adjustment	—	—	—	—	—	3,219	—	—	—	—	3,219
Balances as of December 31, 2019	—	$—	2,345,289	$23	$425,079	$(80,811)	$(199,029)	(4,633)	$(652)	$18,935	$163,545
Share-based compensation	—	—	—	—	7,723	—	—	—	—	—	7,723
Net (loss) income	—	—	—	—	—	—	(57,599)	—	—	18,493	(39,106)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(17,550)	(17,550)
Exercise of stock options	—	—	675	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	26,028	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(7,441)	(157)	—	(157)
Currency translation adjustment	—	—	—	—	—	(969)	—	—	—	—	(969)
Balances as of December 31, 2020	—	$—	2,371,992	$24	$432,801	$(81,780)	$(256,628)	(12,074)	$(809)	$19,878	$113,486

________________

(1)	Amounts in 2019 and 2018 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(39,106)	$(22,818)	$(185,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,891	10,436	17,837
Impairments	50,194	7,919	227,543
Amortization of deferred loan cost	296	312	334
Share-based compensation	8,482	12,542	10,930
Provision for inventory obsolescence	1,820	895	1,673
Deferred income tax (benefit) expense	(3,202)	9,000	(28,840)
(Gain) loss on sale of property and equipment	(592)	(312)	74
Write-off of deferred loan costs	606	—	—
Gain on patent infringement settlement	(25,678)	—	—
Change in fair value of contingent consideration	—	37	(2,872)
Provision for doubtful accounts	750	3,500	304
Net proceeds from patent infringement settlement	21,370	—	—
Payment of contingent consideration	—	(3,042)	—
Proceeds from note receivable	302	—	—
Changes in operating assets and liabilities:
Accounts receivable—trade	19,250	4,735	(4,213)
Inventories, net	3,241	(7,639)	(2,949)
Prepaid expenses and other assets	(3,022)	488	(624)
Accounts payable—trade	(3,170)	2,580	219
Accrued expenses	(105)	(681)	(2,430)
Other liabilities	534	(1,606)	(620)
Income taxes receivable/payable	(2,744)	1,603	(17,109)
Net cash provided by operating activities	35,117	17,949	14,026
Cash flows from investing activities
Purchases of property and equipment	(2,098)	(6,123)	(11,134)
Purchase and development of software and technology	(55)	(251)	(4,675)
Proceeds from sales of property and equipment	1,094	1,372	399
Net cash used by investing activities	(1,059)	(5,002)	(15,410)
Cash flows from financing activities
Equipment note borrowings	—	835	1,988
Payments on equipment note and finance leases	(1,513)	(5,021)	(2,422)
Promissory note borrowings	—	—	5,360
Payments on promissory note	—	—	(8,673)
Payments on revolver	(15,000)	(10,000)	—
Payment of contingent consideration	—	(6,958)	—
Line of credit borrowings	5,000	—	—
Payment of deferred loan cost related to senior secured credit facility	(553)	(871)	—
Proceeds from the exercise of options for common stock, net	—	—	1,079
Treasury shares withheld	(157)	(315)	(162)
Distribution to non-controlling interest	(17,550)	(6,000)	(2,300)
Proceeds from the issuance of ESPP shares	—	1,024	—
Net cash used by financing activities	(29,773)	(27,306)	(5,130)
Effect of exchange rate changes on cash and cash equivalents	17	471	(2,164)
Net change in cash and cash equivalents	4,302	(13,888)	(8,678)
Cash and cash equivalents beginning of period	11,243	25,131	33,809
Cash and cash equivalents end of period	$15,545	$11,243	$25,131
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$929	$1,070	$1,373
Cash paid for income taxes (net of refunds)	(1,924)	122	22,356
Noncash investing and financing activities
Return of vehicles under finance lease	$(798)	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	5,305	1,383	2,603
Leased assets obtained in exchange for new operating lease liabilities	2,572	328	—
Changes in accounts payable related to capital expenditures	(184)	(599)	783

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

Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions have been eliminated in consolidation. As NCS has the controlling voting interest in Repeat Precision, LLC (“Repeat Precision”), the other party’s ownership percentage is presented separately as a non-controlling interest. Certain reclassifications have been made to conform 2019 balances to our 2020 presentation on the consolidated balance sheets.

Reverse Stock Split and Authorized Share Reduction

On December 1, 2020, NCS implemented a reverse stock split of our shares of common stock in a ratio of 1-for-20 (the “reverse stock split”) with no reduction in the shares of preferred stock outstanding, and no change in the par value of the common and preferred stock. Unless specified otherwise, all common stock share amounts disclosed in this Annual Report on Form 10-K (“Form 10-K”) referencing a period prior to the reverse stock split have been adjusted to reflect this reverse stock split for all periods presented. In addition, our certificate of incorporation was amended to decrease our authorized capital stock to consist of 11,250,000 shares of common stock. Our authorized shares of preferred stock remained 10,000,000 shares. See “Note 12. Stockholders’ Equity” for additional information.

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

COVID-19 Pandemic Impacts

Coronavirus disease 2019 (“COVID-19”), an infectious disease caused by severe acute respiratory syndrome coronavirus 2, has spread globally. The World Health Organization declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020.

As the impact of the pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial information as new events occur and additional information becomes known. To the extent actual results differ materially from those estimates and assumptions, our future financial statements could be affected.

Foreign Currency

Our functional currency is the United States Dollar (“USD”). The financial position and results of operations of our significant foreign subsidiaries are generally measured using the local currency as the functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, revenues and expenses of the significant foreign subsidiaries have been translated into USD at average exchange rates prevailing during the period.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

We derive our revenues primarily from highly engineered products and support services. Revenues are based upon a purchase order, contract or other persuasive evidence of an arrangement with the customer that includes a fixed or determinable price, provided that collectability is reasonably assured, but such arrangements do not generally include right of return or other similar provisions or other significant post-delivery obligations. Sales and value added taxes that we collect concurrent with revenue-producing activities are excluded from revenue. We recognize revenue through the following steps: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price and (v) satisfy the performance obligation.

On occasion, we issue credits to our customers that are related specifically to the performance of our products or the services we provide, with such credits reducing the amount of revenue for the completed sales. These credits are infrequent, situation specific and cannot be individually estimated in advance.

The payment terms and conditions in our customer contracts vary. We do not have contracts that contain a financing component and do not accept noncash consideration from customers.

NCS has elected to recognize shipping and handling costs when control of the product transfers to the customer. These costs are included in cost of sales in our consolidated statements of operations.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Substantially all of our sales are to customers whose activities are directly or indirectly related to the oil and gas industry. We generally extend credit to these customers and, therefore, collectability of receivables is affected by market conditions in the oil and gas industry. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade accounts receivables. Generally, no collateral is required as a condition of sale.

For the year ended December 31, 2020, there was one customer that accounted for 10% or more of the total revenue. We recognized revenue from this customer totaling $10.2 million, or 10% of 2020 total revenue for the year ended December 31, 2020.  No single customer individually accounted for 10% or more of our consolidated revenue during 2019 and 2018. One customer accounted for 12% and 10% of our trade accounts receivable balance as of December 31, 2020 and 2019, respectively.

Accounts Receivable, Trade and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments.

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of customer accounts by management. Such allowances are based upon several factors including, but not limited to credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. As of December 31, 2020 and 2019, we have recorded $0.6 million and $0.5 million, respectively, in our allowance for doubtful accounts.

Inventories

Inventories consist primarily of raw material, product components, assembled products, certain components used to internally  construct our frac isolation assemblies, and chemicals used in our tracer diagnostics services in raw materials or finished goods. Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined at standard costs approximating the first-in, first-out or average cost basis. We continuously evaluate inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its estimated recoverable value have been recorded as an adjustment to cost of sales.

Impairments

We evaluate our property and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. For the year ended December 31, 2020, we recognized an impairment charge of $50.2 million related to property and equipment and identified intangible assets. There was no impairment of property and equipment and finite-lived intangible assets during the year ended December 31, 2019. For the year ended December 31, 2018, we recognized an impairment charge of $73.5 million related to identifiable intangible assets. There was no impairment related to property and equipment in 2018. See “Note 6. Property and Equipment” and “Note 7. Goodwill and Identifiable Intangibles” included herewith for further information related to these charges.

An assessment of potential goodwill impairment indicators is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing this value with the carrying value of the reporting unit. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable.  If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. No impairment charge was recorded for the year ended December 31, 2020. We recorded an impairment charge of $7.9 million and $154.0 million for the years ended December 31, 2019 and 2018, respectively. For additional information, see “Note 7. Goodwill and Identifiable Intangibles”.

Property and Equipment

Property and equipment are stated at historical cost adjusted for impairment, less accumulated depreciation. Equipment held under finance leases are stated at the present value of minimum lease payments at inception of the lease, less accumulated depreciation. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. Depreciation expense includes amortization of assets under finance leases. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in the year of disposal as a component of other income, net.

Depreciation on property and equipment, including assets held under finance leases, is calculated using the straight-line method over the following useful service lives or lease term (which includes reasonably assured renewal periods):

Years
Buildings	30
Building equipment and leasehold improvements	1-15
Machinery and equipment and service equipment	5-12
Computers and software	3-5
Furniture and fixtures	3-5
Vehicles	2-4
Right of use assets - finance leases	Lease term (3-10)

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

All identifiable intangibles are amortized on a straight-line basis over the estimated useful life or term of related agreements. Deferred loan costs are amortized to interest expense using the effective interest method. Certain costs incurred in the development of internal-use software applications are capitalized and costs incurred outside of the software application development stage are expensed as incurred. The amounts capitalized are included in intangible assets, categorized as internally developed software, and are

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortized on a straight-line basis over the estimated useful life of the software when ready for the intended use. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Income Taxes

We are taxed as a corporation as defined under the Internal Revenue Code. The liability method is used in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when these differences are expected to reverse. The realizability of deferred tax assets is evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits. We follow guidance in ASC 740, Income Taxes, for uncertainty in income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all the deferred tax assets will not be realized. We recognize accrued interest and penalties related to uncertain tax positions in other income, net on the consolidated statements of operations.

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). To measure the grant-date fair value of share-based compensation, we use the market price of our common stock for equity-classified restricted stock units (“RSUs”) and equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), the Black-Scholes model for options and a Monte Carlo simulation for the performance stock unit awards (“PSUs”). We measure all share-based compensation awards at fair value on the date they are granted and recognize the compensation expense in the financial statements over the requisite period and record forfeitures as they occur. As the ESUs will be settled in cash, the compensation cost is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled.

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

Fair Value

The carrying amounts for financial instruments classified as current assets and current liabilities approximate fair value due to the short maturity of such instruments. The book values of other financial instruments, such as our debt under our senior secured revolving credit facility, approximates fair value because interest rates charged are comparable to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index consistent with ASC 820, Fair Value Measurements.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance and Other Termination Benefits

We accrue one-time severance costs pursuant to an approved workforce reduction plan at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employees to calculate severance benefits, in the event the employee is involuntarily terminated. During 2020, we recorded $5.7 million of severance expense associated with one-time severance cost, of which a liability of $0.7 million remained at December 31, 2020.

Earnings Per Share

Basic income per share is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period. The diluted income per share computation is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period, taking into effect, if any, shares that would be issuable upon the exercise of outstanding stock options, unvested RSUs and PSUs and purchases under the ESPP, reduced by the number of shares purchased by us at cost, when such amounts are dilutive to the income per share calculation.

Research and Development

Research and development costs are incurred both through engaging third parties to perform development activities under our coordination and management as well as through the utilization of our employees to create and develop new ideas and products. We incurred approximately $1.9 million, $2.8 million and $3.8 million in research and development costs for the years ended December 31, 2020,  2019 and 2018, respectively. These costs are recorded in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations. Occasionally a customer may contract us to provide research and development of a product, for which we are compensated. We recognize the revenue when the project is completed and accepted by the customer, and record the corresponding research and development costs as cost of goods sold.

Recent Accounting Pronouncements

Pronouncements Adopted in 2020

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40). The ASU aligns the requirements to capitalize implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements to capitalize implementation costs incurred to develop or obtain internal-use software. For public entities, this guidance became effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption was permitted, including adoption in any interim period. We adopted ASU No. 2018-15 on a prospective basis on January 1, 2020, with no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes and adds certain disclosure requirements on fair value measurements. For public entities, this guidance became effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption was permitted for all amendments. Alternatively, entities could early-adopt certain eliminated or modified disclosure requirements and delay the adoption of all new disclosure requirements until the effective date. We adopted ASU No. 2018-13 on January 1, 2020, with no material impact on our consolidated financial statements.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard was to become effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, which deferred the effective dates for certain accounting guidance (ASUs). The effective date for ASU No. 2016-13 will remain the same for public business entities that are Securities and Exchange Commission (“SEC”) filers, except for entities who are deemed smaller reporting companies (“SRC”). The effective date for all other entities, including SRCs, will begin after December 15, 2022 and interim periods within those fiscal years. NCS qualifies as a SRC. We are currently evaluating the impact of the adoption of this guidance.

Note 3.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. See “Note 18. Segment and Geographic Information” for our disaggregated revenue by geographic area.

Contract Balances

When the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our consolidated balance sheet. We currently do not have any contract assets or non-current contract liabilities. The following table includes the current contract liabilities as of December 31, 2020, 2019 and 2018 (in thousands):

Balance at December 31, 2018	$515
Additions	104
Revenue recognized	(560)
Balance at December 31, 2019	$59
Additions	—
Revenue recognized	(8)
Balance at December 31, 2020	$51

Our contract liability as of December 31, 2020 and 2019 is included in current liabilities on our consolidated balance sheet. Generally, the performance obligations for our product and service revenues are satisfied before the customer’s payment is received. However prepayments may occasionally be required for international sales. Revenue recognized from the contract liability balance was $8 thousand, $0.6 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Contracts with Multiple Performance Obligations

Approximately 99% of our product and service revenues are considered a single performance obligation. Our self-service product line, which is approximately one percent of our revenue for the years ended December 31, 2020, 2019 and 2018 is made up of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line that have two performance obligations are (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

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

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories, net

Inventories consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$1,752	$1,986
Work in process	287	523
Finished goods	32,832	37,412
Total inventories, net	$34,871	$39,921

Note 5.  Other Current Receivables

Other current receivables consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Current income tax receivables	$6,295	$4,777
Employee receivables	544	5
Other receivables	1,519	246
Total other receivables, net	$8,358	$5,028

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns.

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Land	$1,695	$2,090
Building and improvements	8,511	12,242
Machinery and equipment	18,211	21,469
Computers and software	2,374	2,694
Furniture and fixtures	1,150	1,208
Vehicles	442	646
Right of use assets - finance leases	8,020	5,739
Service equipment	244	244
	40,647	46,332
Less: Accumulated depreciation and amortization	(16,312)	(14,333)
	24,335	31,999
Construction in progress	100	975
Property and equipment, net	$24,435	$32,974

The following table presents the depreciation expense associated with the following income statement line items for the years ended December 31, 2020,  2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of sales
Cost of product sales	$1,679	$2,711	$2,003
Cost of services	1,043	1,266	1,070
Selling, general and administrative expenses	1,704	1,900	1,674
Total depreciation	$4,426	$5,877	$4,747

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We lease land and a building in addition to vehicles for our transportation fleet, which are included in the table above. See “Note 15. Leases”.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We performed an impairment analysis to assess the recoverability of the carrying values for our property and equipment during the first quarter of 2020 because we determined that a triggering event had occurred. Evidence that led to a triggering event included the industry conditions, such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we recorded an impairment charge of $9.7 million in our property and equipment, primarily related to our land, building and improvements and machinery and equipment, because the carrying value exceeded the estimated fair value as of March 31, 2020. We did not identify any triggering events after March 31, 2020 through December 31, 2020 that required further impairment testing. Therefore, we have not recorded any impairment charges since March 31, 2020. No impairment charges associated with our property and equipment were recorded for the years ended December 31, 2019 and 2018.

Note 7.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill is as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
Balance at December 31, 2018	$177,115	$(154,003)	$23,112
Impairments	—	(7,937)	(7,937)
Currency translation adjustment	47	—	47
Balance at December 31, 2019	$177,162	$(161,940)	$15,222
Impairments	—	—	—
Balance at December 31, 2020	$177,162	$(161,940)	$15,222

We perform our annual impairment analysis of goodwill as of December 31, or when there is an indication an impairment may have occurred. Under generally accepted accounting principles, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded in the amount of that difference. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. All goodwill impairment charges are included in “Impairments” in the consolidated statements of operations. See “Note 2. Summary of Significant Accounting Policies” for additional information.

2020 Goodwill Impairment Analysis

As of March 31, 2020, we performed a quantitative impairment analysis for goodwill utilizing a market participant perspective and determined that the fair value exceeded the carrying value of our reporting unit. For our annual assessment, which occurs at December 31 of each year, we elected to perform a qualitative assessment and determined that Repeat Precision, which has goodwill of $15.2 million, did not have a fair value below its net carrying value, and therefore, we did not record any impairment charge for this reporting unit for the year ended 2020.

2019 Goodwill Impairment Charge

During the second quarter of 2019, we performed an impairment analysis for goodwill using the quantitative method. Evidence of an indication of impairment included further deterioration in customer activity levels in North America, which resulted in lower demand for oilfield services driving a decrease in our market share and increased customer and competitor-driven pricing pressures in addition to a decline in the quoted price of our common stock. We determined that the carrying value of one of our reporting units exceeded its fair value and we recorded an impairment charge of $7.9 million for our tracer diagnostic services reporting unit Following the impairment, our tracer diagnostic services reporting unit had no remaining goodwill balance. We had one other reportable unit, Repeat Precision, with a goodwill balance at December 31, 2019. We performed a qualitative assessment and

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined that Repeat Precision’s goodwill balance of $15.2 million was not impaired, as the fair value exceeded the net carrying value. Therefore, no impairment was required for this reportable unit for the year ended December 31, 2019.

2018 Goodwill Impairment Charge

On December 31, 2018, we performed our annual impairment analysis for goodwill using the quantitative method on each of our three reporting units. As a result of unfavorable oil and gas industry market conditions in late 2018 that continued to persist into 2019 and the related impact on expected customer activity levels, particularly in Canada, as well as a decline in the quoted price of our common stock, we concluded that there had been an impairment because the carrying values exceeded the estimated fair values. We recorded impairment charges in the fourth quarter of 2018 in two reporting units, totaling $154.0 million. As a result of the impairment loss, we have no remaining goodwill in the fracturing systems and well construction reporting unit.

Identifiable intangibles by major asset class consist of the following (in thousands):

		December 31, 2020
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(87)	$3,871
Customer relationships	10	4,100	(1,606)	2,494
Total amortizable intangible assets		$8,058	$(1,693)	$6,365
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(1,693)	$6,413

		December 31, 2019
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	8 - 18	$17,721	$(2,380)	$15,341
Trademarks	5 - 10	1,600	(373)	1,227
Customer relationships	10 - 21	28,689	(3,928)	24,761
Internally developed software	5	4,904	(985)	3,919
Total identifiable intangibles		$52,914	$(7,666)	$45,248

In December 2020, we recognized a $3.8 million intangible related to the transfer of the U.S. Patent No. 9,810,035 (the “’035 Patent”) from Diamondback Industries, Inc. (“Diamondback”) to Repeat Precision in connection with the litigation settlement. See “Note 10. Commitments and Contingencies” for additional information. Substantially all identifiable intangibles at December 31, 2020 are related to our Repeat Precision asset group.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment charges related to identifiable intangibles are included in “Impairments” in the consolidated statements of operations. See “Note 2. Summary of Significant Accounting Policies” for additional information.

2020 Identifiable Intangibles Impairment Charge

On March 31, 2020, we evaluated our finite-lived intangible assets for impairment due to current industry conditions including a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $11.9 million in the asset group that includes fracturing systems and well construction related to technology and internally-developed software and an impairment charge of $28.6 million in our tracer diagnostics asset group related to customer relationships, technology, internally developed software and trademarks, each recorded on March 31, 2020. Following the impairment charges in the first quarter of 2020, we had no remaining identifiable intangible balances in the asset group that includes our fracturing systems and well construction or our tracer diagnostics asset group. There were no impairment charges recorded for our identifiable intangibles for the remainder of the year ended December 31, 2020.

2019 Identifiable Intangibles Impairment Charge

No intangible impairments were recorded in 2019.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Identifiable Intangibles Impairment Charge

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

Amortization

Total amortization expense, which is associated with the selling, general and administrative expenses on the consolidated statements of operations, was $1.5 million, $4.6 million and $13.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The total weighted average amortization period is 13 years and estimated future amortization expense is as follows (in thousands):

2021	$669
2022	669
2023	669
2024	669
2025	669
Thereafter	3,020
Total	$6,365

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Accrued payroll and bonus	$999	$2,558
Property and franchise taxes accrual	505	462
Severance and other termination benefits (Note 11)	730	—
Accrued other miscellaneous liabilities	1,113	431
	$3,347	$3,451

Note 9.  Debt

Our long-term debt consists of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Senior Secured Credit Facility	$—	$10,000
Finance leases	5,789	2,917
Total debt	5,789	12,917
Less: current portion	(1,347)	(1,481)
Long-term debt	$4,442	$11,436

The estimated fair value of total debt for the years ended December 31, 2020 and 2019 was $5.6 million and $12.5 million, respectively. The carrying value of the senior secured revolving credit facility and the lines of credit approximated the fair value of debt at December 31, 2019 since this facility had variable interest rates and could be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our credit agreement and other financing arrangements.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Amendment (i) reduced the U.S. Commitments (as defined in the Amended Credit Agreement) from $50.0 million to $25.0 million, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans and (ii) reduced the Canadian Commitments (as defined in the Amended Credit Agreement) from $25.0 million to $0. The Canadian Borrower may make borrowings under the U.S. Facility, subject to a $15.0 million sublimit. The Amendment also limits total outstanding credit exposure of the lenders under the Facilities to a borrowing base calculated based on eligible receivables, provided that it does not include receivables at Repeat Precision. Our borrowing base under the Senior Secured Credit Facility as of December 31, 2020 was $11.0 million. The maturity date of the Amended Credit Agreement remains May 1, 2023.  As of December 31, 2020, we had no outstanding indebtedness under the Senior Secured Credit Facility. As of December 31, 2019, we had $10.0 million in outstanding indebtedness under the Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility may be made in USD for Adjusted Base Rate Advances, and in USD, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. The applicable interest rate at December 31, 2020 was 4.375%. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.6 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

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

Pursuant to the Amendment, the Amended Credit Agreement now requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to than 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of December 31, 2020, we were in compliance with these financial covenants. The Amendment also narrowed or eliminated several exceptions to prohibitions on the creation of liens, the incurrence of indebtedness, the making of investments and restricted payments and other negative covenants, rendering these covenants generally more restrictive. The Amendment reduced the

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dollar thresholds above which certain cross-defaults and adverse employee benefit plan events constitute events of default. The Amendment added a new event of default if the indebtedness of Repeat Precision exceeds $10.0 million.

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

Direct costs of $0.9 million were incurred in 2019 in connection with the Senior Secured Credit Facility in addition to $0.3 million of unamortized deferred costs related to the modification of the prior senior secured credit facility. The costs were capitalized as an asset as they represent the benefit of being able to access capital over the contractual term and were being amortized over the term of the Senior Secured Credit Facility using the straight-line method. The Amendment reduced the overall potential capacity under the Amended Credit Agreement from $75.0 million to $25.0 million. Therefore, we expensed $0.6 million of deferred loan costs during the third quarter of 2020, which was commensurate with the reduction in potential capacity. We recorded new deferred loan costs associated with the Amendment totaling $0.6 million, which have been capitalized and will be amortized over the remaining term of the facility.  Amortization expense of the deferred financing charges of $0.3 million and $0.2 million was included in interest expense, net for the years ended December 31, 2020 and 2019.

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $3.8 million. The note bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and was renewed again on February 12, 2021. The note is scheduled to mature on February 12, 2022.  Total borrowings are limited by a borrowing base calculated based on a portion of eligible receivables, inventory and equipment. No other terms were changed. For the years ended December 31, 2020 and 2019, we had no outstanding indebtedness under the promissory note.

On April 30, 2020, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $5.0 million. The note bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is collateralized by certain equipment and inventory. The note is scheduled to mature on April 30, 2021.  Total borrowings are limited by a borrowing base calculated based on a portion of eligible receivables, inventory and equipment. As of December 31, 2020, we had no outstanding indebtedness under the promissory note.

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

On April 3, 2020, the United States District Court for the Western District of Texas, Waco Division (“Waco District Court”) issued a final judgment in connection with the litigation with Diamondback awarding Repeat Precision approximately $39.9 million (the “Award”) plus attorneys’ fees in connection with its breach of exclusive license, patent infringement of the ‘035 Patent and

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tortious interference claims. In addition, in April 2020, we received $1.1 million of proceeds from our directors and officers liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation. On April 21, 2020, Diamondback filed for Chapter 11 bankruptcy protection which stayed collection efforts.

In October 2020, we entered into an agreement to settle the Award entered into by the Waco District Court, which was effectuated through a Chapter 11 plan of reorganization that was filed by Diamondback that became effective on December 10, 2020. On the effective date, in connection with Repeat Precision releasing Diamondback and Derrek Drury (“Drury”) from the monetary damages in the Award and certain other claims, Repeat Precision received: (i) an upfront cash payment of approximately $15.5 million, (ii) the transfer of the ‘035 Patent from Diamondback to Repeat Precision, (iii) payments for future sales of certain setting tool sold by Diamondback or its successor as restitution, until $5 million has been paid in total, and (iv) a note from Drury payable in two years, which was paid off prior to year-end 2020, in the principal amount of $5 million. Repeat Precision and another claimant in the Diamondback bankruptcy have also agreed to provide mutual releases of all claims in exchange for consideration to be received by Repeat Precision. As of December 31, 2020, we recorded a total of $25.7 million as a gain on patent infringement settlement in our consolidated financial statements related to this gain contingency, which also includes the $1.1 million of proceeds from our directors and officers liability insurance mentioned above and is net of related legal fees incurred in 2020 of $2.7 million.

On April 8, 2020, we filed a lawsuit alleging infringement of U.S. Patent No. 10,465,445 (the “‘445 Patent”) against Nine Energy Service, Inc. (“Nine”) in the Waco District Court. On July 9, 2020, we filed a lawsuit against TCO AS (“TCO”) also alleging infringement of the ‘445 Patent. The claim construction hearing for the Nine lawsuit was heard in the Waco District Court on January 14, 2021. On February 18, 2021, the Patent Trial and Appeal Board decided to not institute a trial with regards to TCO’s request for a ‘445 Patent post-grant review. The litigation against Nine and TCO is currently scheduled for trial beginning October 18, 2021 and March 6, 2022, respectively. On February 12, 2021, Nine filed a lawsuit against us alleging infringement of their U.S. Patent No. 10,871,053 in the Waco District Court. All of these lawsuits seek unspecified monetary damages and injunctive relief.

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

Technical Services and Assistance Agreement

We entered into a technical services and assistance agreement with Special Oilfield Services Co. LLC (“SOS”), which is effective until the expiration of a specified contract between SOS and a third party or the expiration of other contracts entered into subsequent to the specified contract. Pursuant to the agreement, NCS will provide chemical tracers and radioactive isotopes at a stated contract price with revenue recognized on the delivery of these materials when performance obligations are met. In addition, we provide technical support, training, literature and further technical back up to SOS pursuant to a collaborative arrangement. In consideration of these technical services, SOS shares the net profit or loss, excluding certain non-cash items, arising out of the specified contractual arrangement equally with NCS at the end of each year. The net profit or loss is calculated based on total revenues less expenses per year with SOS deducting a 10% withholding tax on any profit payable to NCS. All assets of the contractual arrangement are owned by SOS. The amount of profit sharing was unable to be estimated during the first year of the contract until the end of the performance period. The amount of net profit or loss is still subject to change after year end after the annual profit sharing audit. However, since the performance period has ended as of December 31, 2020 and the amount of the profit sharing is probable and reasonably estimable, we have recorded a receivable related to this profit sharing provision totaling $1.1 million, net of withholding tax of $0.1 million. A portion of the profit sharing income is allocated to tracer diagnostics services based upon the ratio of the standalone fair market value of the tracer materials and profit sharing elements of the contractual arrangement. For the year ended December 31, 2020, we have recorded tracer diagnostics services revenue of $1.6 million and other income, net totaling $0.9 million related to this agreement in the consolidated statements of operations. We expect to collect the profit sharing receivable in or before April 2021.

Note 11. Severance and Other Termination Benefits

On March 31, and April 1, 2020, we implemented, effective as of such date, a workforce reduction resulting in the termination of over 80 employees, temporary furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs and on May 4, 2020 and in July 2020, we implemented, effective as of such date, additional workforce reductions resulting in the termination of approximately 50 employees per each reduction in response to the decrease in crude oil

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic and reduced demand for oil. In connection with these reductions in workforce and executive departures, we incurred cash severance costs, which are reflected in the consolidated statements of operations under general and administrative expenses, of $5.7 million for the year ended December 31, 2020.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

Beginning balance, December 31, 2019	$—
Additions for costs expensed	5,661
Severance payments	(4,969)
Currency translation adjustment	38
Ending balance, December 31, 2020	$730

We expect to finish paying off this severance and other termination benefits liability by May 2021.

Note 12.  Stockholders’ Equity

Reverse Stock Split

In connection with our efforts to regain compliance with the minimum price per share criteria for continued listing set forth in Nasdaq Listing Rule 5450(a)(1), we effected a reverse stock split of our issued and outstanding common stock on December 1, 2020. On October 27, 2020, funds affiliated with Advent International Corporation, who beneficially held an aggregate 29,568,536 shares on a  pre-split basis as of the record date of the reverse stock split, or approximately 62.6% of our shares of common stock, executed and delivered to the Board of Directors a written consent approving a proposal to effect a reverse stock split of our issued and outstanding common stock, with a ratio of 1-for-20,  and to reduce the number of authorized shares of our common stock by the same ratio as the reverse stock split. Our Board of Directors also approved the above reverse stock split and authorized share reduction on October 27, 2020.

Our common stock began trading on Nasdaq on a split-adjusted basis when the market opened on December 1, 2020. The reverse stock split resulted in a reduction of the number of publicly held shares of NCS below the minimum 750,000 publicly held shares requirement set forth in Nasdaq Listing Rule 5450(b)(1)(B) and thus NCS applied to transfer its securities to the Nasdaq Capital Market on December 17, 2020, which was approved on December 22, 2020, with the transfer occurring at the opening of business on December 24, 2020. This transfer to the Nasdaq Capital Market is not expected to affect the trading of the common stock. The Capital Market is a continuous trading market that operates in substantially the same manner as the Global Select Market.

The par value of the common and preferred stock was not adjusted as a result of the stock split. All other issued and outstanding common shares and per share amounts included in the consolidated financial statements herewith have been adjusted to reflect this reverse stock split for all periods presented.

Authorized and Outstanding Shares

On December 1, 2020, our certificate of incorporation was amended and the number of shares of common stock authorized to be issued was decreased from 225,000,000 to 11,250,000. The number of our authorized shares of preferred stock remained 10,000,000 shares. As of December 31, 2020 and 2019, 2,359,918 and 2,340,656 shares of common stock were outstanding, respectively.

Voting

The holders of common stock are entitled to one vote for each share of common stock held.

Dividends

The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board, to the extent permitted under the Senior Secured Credit Facility. No dividends were declared during the periods ended December 31, 2020 or December 31, 2019.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Share-Based Compensation

Equity Incentive Plans

We maintain two equity incentive plans for the benefit of our employees, directors and other service providers: our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2017 Equity Incentive Plan (the “2017 Plan”). The following is a summary of certain features of the 2012 Plan and the 2017 Plan.

2012 Plan

The 2012 Plan provided awards to our employees, directors and consultants. We no longer grant awards under the 2012 Plan. The 2012 Plan is administered by the Compensation, Nominating and Governance Committee of our Board. The 2012 Plan has a total of 123,175 shares authorized for issuance. Awards granted under the 2012 Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration. As of December 31, 2020, there remain 97,452 options outstanding, of which 97,327 options are exercisable, which were granted pursuant to the 2012 Plan.

2017 Plan

The 2017 Plan replaced the 2012 Plan and provides for awards of stock options, stock appreciation rights, restricted stock awards, RSUs, stock awards and performance awards. Awards under the 2017 Plan may be granted to any employee, non-employee director, consultant or other personal service provider to us or any of our subsidiaries. The 2017 Plan is administered by a plan administrator, which is the Compensation, Nominating and Governance Committee or such other committee of the Board or the Board as a whole, in each case as determined by the Board. The 2017 Plan was established with the authorization for grants of up to 226,626 shares of authorized but unissued shares of common stock. During 2020, NCS increased the number of authorized shares by 325,000 shares of common stock, which increased the maximum aggregate number of shares available to be issued under the 2017 Plan to 551,626 shares. As of December 31, 2020, the total number of shares available for future issuance under the 2017 Plan is 383,848 shares.

Stock Options

Stock options granted under the 2012 Plan and the 2017 Plan generally vest annually in equal increments over three or five years and have a 10-year term. When we were a private company, we issued certain stock options that were to vest only in connection with a change of control (the “Liquidity Options”). When we completed our initial public offering during the second quarter of 2017, the Liquidity Options were amended for 22 employees to provide that such awards will vest in three equal installments, subject to certain requirements including, as applicable, the recipient’s continued employment on the vesting date.

Determining fair market value

We estimated the fair value of each option grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends. Determining the appropriate fair value model and calculating the fair value of options requires the input of highly subjective assumptions, including the expected volatility of the price of our stock, the risk-free rate, the expected term of the options and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

Expected volatility—As we were a private company prior to the second quarter of 2017, we estimated our expected volatility by using the historical volatilities of our peer group of public companies for a period equal to the expected life of the option by taking the median of the annualized weekly ten-year standard deviation of their stock prices.

Risk-free interest rate—The risk-free interest rates for options granted are based on the constant maturity Treasury bond rates whose term is consistent with the expected life of an option from the date of grant.

Expected term—As we did not have sufficient historical experience for determining the expected term of the stock option awards granted, we based our expected term for awards issued to employees on the “simplified” method under the provisions of ASC Topic 718-10, Compensation-Stock Compensation. The expected term is based on the midpoint between the vesting date and contractual term of an option. The expected term represents the period that our stock-based awards are expected to be outstanding.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected dividend yield—We do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The following table summarizes stock option activity during the year ended December 31, 2020:

2012 Equity Plan and 2017 Equity Plan	Service Based Options	Liquidity Options	Total Options	Service Based Weighted Average Exercise Price	Liquidity Based Weighted Average Exercise Price	Service Based Weighted Average Remaining Contractual Life (Years)	Liquidity Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	42,752	63,411	106,163	$122.39	$123.14	3.22	3.16
Granted during the year	—	—	—	—	—
Exercised during the year	(675)	—	(675)	0.20	—
Forfeited during the year	(150)	(1,109)	(1,259)	191.20	149.99
Expired during the year	(2,425)	(3,720)	(6,145)	122.67	147.69
Outstanding at December 31, 2020	39,502	58,582	98,084	$124.20	$121.07	2.11	2.07
Unvested as of December 31, 2020	125	—	125	193.40	—
Exercisable as of December 31, 2020	39,377	58,582	97,959	$123.98	$121.07	2.11	2.07

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in the money options. As of December 31, 2020, our outstanding, unvested and exercisable aggregate intrinsic values had no value. The total intrinsic value of options exercised during the years ended December 31, 2020 and 2018 for all equity incentive plans was $6 thousand and $9.8 million, respectively. No options were exercised during the year ended December 31, 2019. The income tax benefit realized from stock options exercised was $1 thousand and $0.5 million for the years ended December 31, 2020 and 2018, respectively.

As of December 31, 2020, there was $6 thousand of total unrecognized compensation cost related to options, which we expect to recognize over a weighted average period of less than one year.

Restricted Stock Units

During the second quarter of 2017, we began granting RSUs. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our stock on the date of grant, and recognize the compensation expense in the financial statements over the requisite service period. RSUs generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant other than those issued to members of our Board. Prior to 2019, the RSUs for the members of our Board generally vested on the one year anniversary of the grant date but will settle for shares of common stock on a one-for-one basis within thirty days following the earliest of (i) one year following the termination of the person’s service for any reason other than cause, (ii) a change of control or (iii) the fifth anniversary of the grant date. Beginning in 2019, the RSUs for the members of our Board either settle within thirty days of vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

The following table summarizes RSU activity during the year ended December 31, 2020:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	66,819	$158.61
Granted	25,047	22.11
Vested (including 4,371 shares that have not been released)	(30,401)	166.84
Forfeited	(12,434)	121.81
Non-vested at December 31, 2020	49,031	$93.11

The total value of shares vested and released was $0.5 million, $1.0 million and $0.6 million during the years ended December 31, 2020, 2019 and 2018. For 2020, 2019 and 2018, the income tax benefit recognized for RSUs was $0.1 million, $0.2 million and $0.1 million, respectively. As of December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to RSUs, which we expect to recognize over a weighted average period of less than one year.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equivalent Stock Unit Awards

During 2019, we began granting ESUs. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, we record a liability which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee, which is generally two times the fair market value of our common stock as of a day near the grant date.

The following table summarizes ESU activity during the year ended December 31, 2020:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	28,790	$110.21
Granted	150,036	21.71
Vested	(9,609)	110.21
Forfeited	(34,425)	36.58
Non-vested at December 31, 2020	134,792	$30.50

During the year ended December 31, 2020, we paid $0.2 million upon settlement of the ESUs. As of December 31, 2020, the total liability for ESUs was $0.9 million.

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

The grant date fair value of the PSUs in 2020, 2019 and 2018 were measured using a Monte Carlo simulation with the following assumptions and the resulting weighted-average grant date fair value per share:

	2020	2019	2018
Grant date	February 28, 2020	February 28, 2019	March 1, 2018
Performance period	January 1, 2020 to December 31, 2022	January 1, 2019 to December 31, 2021	January 1, 2018 to December 31, 2020
Volatility	70.7%	63.2%	54.3%
Risk-free interest rate	0.9%	2.5%	2.3%
Expected dividends	—%	—%	—%
Grant date price	$21.80	$110.20	$290.60
Weighted-average fair value per share	$26.20	$130.00	$347.40

The following table summarizes PSU activity during the year ended December 31, 2020:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	26,684	$193.80
Granted	51,806	26.20
Vested	—	—
Forfeited	(7,821)	347.61
Non-vested at December 31, 2020	70,669	$53.91

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to PSUs, which we expect to recognize over a weighted average period of two years.

Employee Stock Purchase Plan

On August 3, 2017, our Board adopted our ESPP. When adopted, there were an aggregate of 100,000 shares of our common stock reserved for issuance and sale pursuant to the ESPP. The ESPP allows eligible employees to contribute, subject to any other plan limitations including a maximum share purchase cap of 52 shares per offering period, up to 18% of their base salary, up to a maximum of $12.5 thousand per offering period, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The U.S. ESPP is designed to be qualified under Section 423 of the Internal Revenue Code. As of December 31, 2020, there were 86,416 shares available for issuance in the ESPP. In January 2019, we issued 7,824 shares of our common stock to our employees in connection with the settlement of the purchase of shares for the October 16, 2017 to December 31, 2018 offering period. In July 2019, we issued 5,760 shares of our common stock to our employees in connection with the settlement of the purchase of shares for the January 1, 2019 to June 30, 2019 offering period. Both of these issuances increased our common stock outstanding. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019.

The fair values of the ESPP for the January 1, 2019 to June 30, 2019 and October 16, 2017 to December 31, 2018 offering periods were estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	January 1, 2019 to June 30, 2019	October 16, 2017 to December 31, 2018
Expected volatility	82.8%	38.8%
Average risk-free interest rate	2.5%	1.4%
Expected dividends	—%	—%
Weighted-average fair value per share	$40.40	$143.20

Total Share Based Compensation Expense

The following table summarizes share-based compensation expense recognized in SG&A expense in our consolidated statements of operations and our related tax benefit for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$1,459	$5,263	$5,865
Restricted stock units	3,921	5,032	3,672
Equivalent stock units	759	338	-
Performance stock unit awards	2,343	1,682	800
ESPP	-	227	593
Total share-based compensation expense	$8,482	$12,542	$10,930
Related income tax benefit	$92	$157	$1,698

Note 14.  Employee Benefit Plan

Our U.S. employees are eligible to participate in a 401(k) plan sponsored by us. All eligible employees may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code. Under the terms of the 401(k) plan, we match 100% of the first 3% of eligible compensation an employee contributes. Additionally, for contributing in excess of the first 3% of eligible compensation we provide a 50% match on any employee contribution up to 4% of eligible compensation. Similarly, our Canadian employees are eligible to participate in the Group Registered Retirement Savings Program. All eligible employees may make tax deferred contributions to the plan. Contributions made on behalf of Canadian employees by NCS are taxable income to the employee and may not exceed the Canadian Revenue Agency’s deduction limit for the given year. The employer contributions for the 401(k) plan and the Group Registered Retirement Savings Program were suspended beginning on June 1, 2020. Our contributions to these benefit plans were $0.6 million, $1.5 million and $1.3 million for the years ended December 31, 2020,  2019 and 2018, respectively.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Leases

We determine if a contract contains a lease at the inception of an arrangement. If so, ROU assets representing the right to use an underlying asset for the lease term and lease liabilities representing an obligation to make lease payments arising from the lease are included on the consolidated balance sheet.

We have operating and finance leases for facilities, vehicles, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from five to ten years with exercise of lease renewal options being at the sole discretion of NCS as lessee. Certain leases also include options to purchase the leased property. Some leases may include an option to terminate the contract with notice. ROU assets and lease liabilities with a term of longer than 12 months are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, our interest rate under the senior secured revolving credit facility, adjusted on an annual basis, is used as an incremental borrowing rate applied to the present value calculation at the lease commencement date unless the implicit rate is readily determinable. Lease expense for operating leases is recognized on a straight-line basis over the lease term. We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019. Upon adoption, ROU assets included any lease payments already made and excluded any initial direct costs.

Our lease agreements are from a lessee perspective and do not contain (i) any leases with variable lease payments (e.g., payments that depend on a percentage of sales of a lessee or payments that increase based upon an index such as a consumer price index), (ii) residual value guarantees probable of being paid, except leased fleet vehicles, or (iii) material restrictive covenants. Lease agreements with lease and non-lease components are generally accounted for separately when practical. For leases where the lease and non-lease component are comingled and the non-lease component is determined to be insignificant when compared to the lease component, the lease and non-lease components are treated as a single lease component for all asset classes.

In February 2020, we commenced an operating lease for our corporate headquarters in Houston, Texas and recorded a long-term asset totaling $2.4 million and a corresponding lease liability. The lease had an initial seven and a half year term with two renewal periods available for an additional five years each.

In May 2020, we commenced a finance lease for land and a building in Odessa, Texas and recorded a long-term asset totaling $4.0 million and a corresponding finance lease liability. The lease had an initial ten-year term with two renewal periods available for an additional five years each.

We also maintain a vehicle leasing arrangement with a fleet management company in order to lease light vehicles and trucks that meet the criteria to record as finance leases. Due to unfavorable market conditions during 2020 associated primarily with the COVID-19 pandemic, we returned many of these vehicles to the fleet management company for sale. During the year ended December 31, 2020, we retired lease vehicles with a historical cost of $3.1 million and accumulated depreciation of $1.9 million, or a net book value of $1.2 million, and an outstanding lease obligation totaling $0.8 million. The fleet management company sold the vehicles and we received proceeds of $1.0 million as of December 31, 2020. The surrender of the assets for sale and the retirement of the related lease obligations of $0.8 million has been included as a non-cash investing and financing activity in the accompanying consolidated statements of cash flows for the year ended December 31, 2020.

As of December 31, 2020, we do not have any lessor leases. Repeat Precision entered into an additional significant lease in Odessa, Texas that had not commenced as of December 31, 2020 in the amount of $2.6 million.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases are as follows (in thousands):

		December 31,	December 31,
Leases	Consolidated Balance Sheet Classification	2020	2019
Assets
Operating	Operating lease assets	$5,170	$5,071
Finance (1)	Property and equipment, net	5,851	3,379
Total leased right-of-use assets		$11,021	$8,450

Liabilities
Current
Operating	Operating lease liabilities	$1,826	$2,052
Finance	Current maturities of long-term debt	1,347	1,481

Noncurrent
Operating	Operating lease liabilities, long-term	3,989	3,487
Finance	Long-term debt, less current maturities	4,442	1,436
Total lease liabilities		$11,604	$8,456

_______________

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $2.2 million and $2.4 million as of December 31, 2020 and 2019, respectively.

The components of lease expense are as follows (in thousands):

		Year Ended December 31,
Lease Cost	Consolidated Statements of Operations Classification	2020	2019
Operating lease cost	Cost of sales; Selling, general and administrative expenses	$2,193	$2,891
Finance lease cost
Amortization of right-of-use assets	Depreciation	1,503	1,409
Interest on lease liabilities	Interest expense, net	300	257
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	1,280	898
Total lease cost		$5,276	$5,455

Total lease expense charged to consolidated statements of operations for operating leases was $3.5 million, $3.8 million and $3.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$2,074	$1,597
2022	1,335	1,274
2023	837	742
2024	744	493
2025	613	492
Thereafter	930	2,182
Total lease payments	$6,533	$6,780
Less: interest	718	991
Present value of lease liabilities	$5,815	$5,789

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease term and discount rate consist of the following:

	December 31,	December 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years):
Operating leases	4.1	2.9
Finance leases	7.2	1.6
Weighted-average discount rate:
Operating leases	5.4%	5.9%
Finance leases	4.9%	5.5%

Supplemental cash flow and other information related to leases are as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
Other Information	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,324	$3,278
Operating cash flows from finance leases	300	257
Financing cash flows from finance leases	1,634	1,705

Note 16.  Income Taxes

The provision (benefit) from income taxes consists of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit)
U.S. Federal	$(413)	$(382)	$1,241
State	(183)	221	240
Foreign	(3,985)	1,913	4,307
Total current	(4,581)	1,752	5,788
Deferred tax expense (benefit)
U.S. Federal	$—	$8,746	$(9,525)
State	—	580	(599)
Foreign	(3,202)	(326)	(18,716)
Total deferred	(3,202)	9,000	(28,840)
Total income taxes	$(7,783)	$10,752	$(23,052)

The following is the domestic and foreign components of our (loss) income before income taxes for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. Federal	$(25,086)	$(13,762)	$(52,523)
Foreign	(21,803)	1,696	(155,760)
Loss before income tax	$(46,889)	$(12,066)	$(208,283)

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Income tax at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from
Impairment expense	-%	(2.6)%	(15.7)%
Foreign taxes on U.S. income	2.6%	(12.1)%	-%
Non-controlling interest gain/losses	6.7%	15.7%	0.5%
U.S. tax on foreign earnings	(1.7)%	(5.7)%	1.5%
Nondeductible expenses	1.2%	(3.7)%	(0.2)%
Deductible foreign taxes	(0.1)%	2.7%	-%
Non U.S. income taxed at different rates	3.2%	(1.2)%	4.5%
Research and other tax credits	0.9%	6.4%	0.4%
Effect of rate change on deferred tax	(0.7)%	1.9%	-%
Stock-based compensation	(2.2)%	(7.7)%	(0.2)%
State taxes	1.1%	4.1%	0.2%
Change in valuation allowance	(16.9)%	(108.6)%	(0.5)%
Other	1.5%	0.7%	(0.4)%
Income tax	16.6%	(89.1)%	11.1%

We recorded a tax (benefit) expense of $(7.8) million, $10.8 million and $(23.1) million for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, our effective tax rate was 16.6%,  (89.1)% and 11.1%, respectively. Included in the tax benefit for the year ended December 31, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) including a tax benefit of $(0.9) million related to a Net Operating Loss (“NOL”) carryback allowed under the CARES Act that was previously unavailable, and a tax expense of $6.5 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also included in tax benefit for the year ended December 31, 2020 was a tax expense of $1.4 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset, as well as a benefit of $(1.5) million related to non-U.S. income taxed at different rates. Included in tax expense for the year ended December 31, 2019 was a tax expense of approximately $13.1 million for a valuation allowance against our U.S. deferred tax asset based on management’s position that we have not met the more likely than not condition of realizing the deferred tax asset as well as the tax effect of a non-deductible goodwill impairment. The income tax benefit and effective tax rate for the year ended December 31, 2018 was significantly impacted by a tax expense of $32.8 million related to impairment charges.

On March 27, 2020, the CARES Act was enacted and signed into law and includes several provisions for corporations including allowing companies to carryback certain NOLs and increasing the amount of NOLs that corporations can use to offset income. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years. In addition, the CARES Act removes the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021.

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Accruals not currently deductible	$6,579	$6,076
Depreciation and amortization	12,019	5,097
Foreign tax credit carryforward	—	778
Tax loss carryforward	1,284	269
Other	2,735	2,074
	22,617	14,294
Valuation allowance for deferred tax assets	(22,312)	(14,226)
Total deferred tax assets	305	68
Deferred tax liabilities
Depreciation and amortization	—	(3,006)
Foreign currency translation	(78)	(7)
Other	(35)	(5)
Total deferred tax liabilities	(113)	(3,018)
Net deferred tax assets (liabilities)	$192	$(2,950)

The above are included in the accompanying consolidated balance sheet as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets—noncurrent	$205	$6
Deferred income tax liabilities—noncurrent	(13)	(2,956)
	$192	$(2,950)

A valuation allowance has been provided for $20.7 million and $14.2 million against U.S. deferred tax assets as of December 31, 2020 and 2019, respectively. Also, for the year ended December 31, 2020, a valuation allowance has been provided for $1.4 million against our Canadian deferred tax assets. We believe we have not met the more likely than not condition of realizing the benefits of these assets based on management’s position regarding the existence of sufficient projected taxable income of the appropriate character.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Loss Per Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per share from net loss (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net loss	$(39,106)	$(22,818)	$(185,231)
Less: income attributable to non-controlling interest	18,493	10,005	5,086
Net loss attributable to NCS Multistage Holdings, Inc.	$(57,599)	$(32,823)	$(190,317)

Denominator
Basic weighted average number of shares (1)	2,364	2,332	2,239
Dilutive effect of other equity awards	—	—	—
Diluted weighted average number of shares (1)	2,364	2,332	2,239

Loss per common share
Basic (1)	$(24.37)	$(14.08)	$(85.00)
Diluted (1)	$(24.37)	$(14.08)	$(85.00)

Potentially dilutive securities excluded as anti-dilutive (1)	221	213	178

 ________________

(1)	Amounts in 2019 and 2018 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

Note 18.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business (see “Note 1. Organization and Basis of Presentation”).

Revenue by country for 2020,  2019 and 2018 is attributed based on the current billing address of the customer. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States
Product sales	$38,866	$79,128	$67,458
Services	7,313	24,163	35,984
Total United States	46,179	103,291	103,442
Canada
Product sales	34,330	59,895	80,871
Services	14,219	26,668	28,607
Total Canada	48,549	86,563	109,478
Other Countries
Product sales	2,001	6,803	8,452
Services	10,248	8,828	5,591
Total Other Countries	12,249	15,631	14,043
Total
Product sales	75,197	145,826	156,781
Services	31,780	59,659	70,182
Total revenues	$106,977	$205,485	$226,963

 NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-lived assets by geographic area (in thousands):

	December 31,	December 31,
	2020	2019
United States	$16,616	$18,137
Canada	10,356	17,831
Other Countries	2,633	2,077
	$29,605	$38,045

Note 19.  Quarterly Financial Data (Unaudited)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020
Revenue	$54,550	$8,732	$16,312	$27,383
Cost of sales	30,614	6,393	10,208	15,692
Gross profit (1)	22,937	1,695	5,595	11,121
Impairments	50,194	—	—	—
Loss from operations	(49,678)	(14,232)	(7,473)	(57)
Gain on patent infringement settlement	—	—	—	25,678
Net (loss) income	(48,907)	(8,892)	(5,137)	23,830
Net (loss) income attributable to NCS Multistage Holdings, Inc.	(51,549)	(8,757)	(5,863)	8,570
(Loss) earnings per common share
Basic (2)	$(21.92)	$(3.70)	$(2.48)	$3.62
Diluted (2)	$(21.92)	$(3.70)	$(2.48)	$3.59

2019
Revenue	$52,850	$39,768	$60,773	$52,094
Cost of sales	26,763	23,081	32,209	25,977
Gross profit (1)	25,139	15,671	27,562	25,106
Impairments	—	7,919	—	—
Income (loss) from operations	437	(16,757)	5,509	1,320
Net (loss) income	(9,878)	(19,568)	6,609	19
Net (loss) income attributable to NCS Multistage Holdings, Inc.	(11,966)	(22,301)	3,621	(2,177)
(Loss) earnings per common share
Basic (2)	$(5.20)	$(9.54)	$1.54	$(0.93)
Diluted (2)	$(5.20)	$(9.54)	$1.54	$(0.93)

___________________________________________

(1)	Gross profit is defined as total revenue less cost of sales less depreciation and amortization attributed to cost of sales.
(2)

The sum of the individual quarterly earnings per share amounts may not agree with the annual amount reported as each quarterly computation is based on the weighted average number of common shares outstanding during the period. Amounts for the first three quarters of 2020 and all quarters in 2019 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2020.

In addition, because we are an “emerging growth company” under the JOBS Act and a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are either an emerging growth company or a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

Although most of our employees who are involved in our financial reporting processes and controls are working remotely due to COVID-19, there have been no changes to our internal controls during the quarter ended December 31, 2020 and we have not experienced any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We continue to regularly monitor and assess the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal controls.

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

The other information required by this Item will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2021 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information relating to the number of shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2020, including the 2017 Plan, the 2012 Plan, and the ESPP:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans
Approved by stockholders	227,031	$122.33	493,177
Not approved by stockholders	—	$—	—

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

(2)	RSUs and PSUs are excluded when determining the weighted-average exercise price.
(3)	Includes 86,416 shares remaining available for issuance under the ESPP. The ESPP was temporarily suspended for future offering periods beginning on July 1, 2019.

The other information required by this Item will be included in the Company’s 2021 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2021 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in the Company’s 2021 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of NCS Multistage Holdings, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38071) filed on November 30, 2020).

	3.3	Amended and Restated Bylaws of NCS Multistage Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38071) filed on May 3, 2017).
*	4.1	Description of Securities.
	4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38071) filed on May 3, 2017).
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

10.3

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

	10.6

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

†	10.7

NCS Multistage Holdings, Inc. 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-217516) filed on April 27, 2017).

†	10.8	NCS Multistage Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 001-38071) filed on April 21, 2020).
†	10.9

First Amendment to NCS Multistage Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Information Statement (File No. 001-38071) filed on November 10, 2020).

†	10.10

2012 Equity Incentive Plan of NCS Multistage Holdings, Inc. (formerly known as Pioneer Super Holdings, Inc.) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-217516) filed on April 27, 2017).

†	10.11

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

†	10.15	First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 19, 2018).
†	10.16

Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 6, 2019).

†	10.17	Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2019).
†	10.18

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.19

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

†	10.21	Form of Equivalent Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019).
†	10.22

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 9, 2017).

†	10.23

Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).

†	10.24

Form of Equivalent Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 8, 2019).

†	10.25

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Robert Nipper, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2017).

†	10.26

Amended and Restated Employment Agreement between NCS Multistage Inc. and Marty Stromquist, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 9, 2018).

†	10.27

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2017).

†	10.28	Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 9, 2017).

* †	10.29	Employment Agreement between NCS Multistage Holdings, Inc. and James King, dated as of August 10, 2017.
* †	10.30	Employment Agreement between NCS Multistage Holdings, Inc. and Ori Lev, dated as of October 27, 2020.
†	10.31	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).
	10.32

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

	10.33

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

	10.34

Subscription Agreement, dated as of December 22, 2015, by and between NCS Multistage Holdings, Inc. (formerly known as Pioneer Super Holdings, Inc.) and Advent-NCS Acquisition Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on March 9, 2017).

	10.35

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

Date: March 8, 2021	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2021.

Signature	Title
/s/ Robert Nipper	Chief Executive Officer and Director
Robert Nipper	(Principal Executive Officer)

/s/ Ryan Hummer	Chief Financial Officer and Treasurer
Ryan Hummer	(Principal Financial Officer)

/s/ Lori Cole	Vice President, Finance
Lori Cole	(Principal Accounting Officer)

/s/ Michael McShane	Chairman
Michael McShane

/s/ John Deane	Director
John Deane

/s/ Matthew Fitzgerald	Director
Matthew Fitzgerald

/s/ Gurinder Grewal	Director
Gurinder Grewal

/s/ David McKenna	Director
David McKenna

/s/ Valerie Mitchell	Director
Valerie Mitchell

/s/ W. Matt Ralls	Director
W. Matt Ralls

/s/ Marty Stromquist	Director
Marty Stromquist