Form 10-Q
period 2021-03-31
NCS Multistage Holdings, Inc.
filed 2021-05-04
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 2,379,265 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$11,962	$15,545
Accounts receivable—trade, net	22,106	21,925
Inventories, net	34,578	34,871
Prepaid expenses and other current assets	2,878	2,975
Other current receivables	9,045	8,358
Total current assets	80,569	83,674
Noncurrent assets
Property and equipment, net	23,903	24,435
Goodwill	15,222	15,222
Identifiable intangibles, net	6,246	6,413
Operating lease assets	4,806	5,170
Deposits and other assets	3,501	3,559
Deferred income taxes, net	207	205
Total noncurrent assets	53,885	55,004
Total assets	$134,454	$138,678
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$5,720	$4,943
Accrued expenses	3,343	3,347
Income taxes payable	851	653
Operating lease liabilities	1,779	1,826
Current maturities of long-term debt	1,379	1,347
Other current liabilities	1,391	2,768
Total current liabilities	14,463	14,884
Noncurrent liabilities
Long-term debt, less current maturities	4,302	4,442
Operating lease liabilities, long-term	3,651	3,989
Other long-term liabilities	1,920	1,864
Deferred income taxes, net	67	13
Total noncurrent liabilities	9,940	10,308
Total liabilities	24,403	25,192
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,396,042 shares issued and 2,378,879 shares outstanding at March 31, 2021 and 2,371,992 shares issued
and 2,359,918 shares outstanding at December 31, 2020	24	24
Additional paid-in capital	433,971	432,801
Accumulated other comprehensive loss	(81,487)	(81,780)
Retained deficit	(260,025)	(256,628)
Treasury stock, at cost; 17,163 shares at March 31, 2021 and 12,074 shares
at December 31, 2020	(1,000)	(809)
Total stockholders’ equity	91,483	93,608
Non-controlling interest	18,568	19,878
Total equity	110,051	113,486
Total liabilities and stockholders' equity	$134,454	$138,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Product sales	$20,174	$39,430
Services	8,340	15,120
Total revenues	28,514	54,550
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	13,921	23,448
Cost of services, exclusive of depreciation and amortization expense shown below	4,357	7,166
Total cost of sales, exclusive of depreciation and amortization expense shown below	18,278	30,614
Selling, general and administrative expenses	12,784	20,835
Depreciation	937	1,452
Amortization	167	1,133
Impairment	—	50,194
Loss from operations	(3,652)	(49,678)
Other income (expense)
Interest expense, net	(168)	(322)
Other income, net	341	158
Foreign currency exchange gain, net	150	10
Total other income (expense)	323	(154)
Loss before income tax	(3,329)	(49,832)
Income tax expense (benefit)	128	(925)
Net loss	(3,457)	(48,907)
Net (loss) income attributable to non-controlling interest	(60)	2,642
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,397)	$(51,549)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc. (1)	$(1.43)	$(21.92)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc. (1)	$(1.43)	$(21.92)
Weighted average common shares outstanding
Basic (1)	2,380	2,352
Diluted (1)	2,380	2,352

_______________

(1)	Amounts in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(3,457)	$(48,907)
Foreign currency translation adjustments, net of tax of $0	293	(5,249)
Comprehensive loss	(3,164)	(54,156)
Less: Comprehensive (loss) income attributable to non-controlling interest	(60)	2,642
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(3,104)	$(56,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2020	—	$—	2,371,992	$24	$432,801	$(81,780)	$(256,628)	(12,074)	$(809)	$19,878	$113,486
Share-based compensation	—	—	—	—	1,170	—	—	—	—	—	1,170
Net loss	—	—	—	—	—	—	(3,397)	—	—	(60)	(3,457)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Vesting of restricted stock	—	—	24,050	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(5,089)	(191)	—	(191)
Currency translation adjustment	—	—	—	—	—	293	—	—	—	—	293
Balances as of March 31, 2021	—	$—	2,396,042	$24	$433,971	$(81,487)	$(260,025)	(17,163)	$(1,000)	$18,568	$110,051

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Loss	Deficit	Shares (1)	Amount	Interest	Equity
Balances as of December 31, 2019	—	$—	2,345,289	$23	$425,079	$(80,811)	$(199,029)	(4,633)	$(652)	$18,935	$163,545
Share-based compensation	—	—	—	—	2,950	—	—	—	—	—	2,950
Net (loss) income	—	—	—	—	—	—	(51,549)	—	—	2,642	(48,907)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,050)	(3,050)
Vesting of restricted stock	—	—	24,099	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(6,892)	(151)	—	(151)
Currency translation adjustment	—	—	—	—	—	(5,249)	—	—	—	—	(5,249)
Balances as of March 31, 2020	—	$—	2,369,388	$24	$428,028	$(86,060)	$(250,578)	(11,525)	$(803)	$18,527	$109,138

_______________

(1) Amounts in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,457)	$(48,907)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,104	2,585
Impairment	—	50,194
Amortization of deferred loan costs	70	75
Share-based compensation	2,239	2,883
Provision for inventory obsolescence	404	237
Deferred income tax expense (benefit)	54	(1,238)
(Gain) loss on sale of property and equipment	(79)	46
Provision for doubtful accounts	(66)	383
Proceeds from note receivable	48	276
Changes in operating assets and liabilities:
Accounts receivable—trade	(42)	(2,716)
Inventories, net	(18)	(442)
Prepaid expenses and other assets	114	(2,645)
Accounts payable—trade	746	343
Accrued expenses	(11)	494
Other liabilities	(2,781)	1,758
Income taxes receivable/payable	(140)	282
Net cash (used in) provided by operating activities	(1,815)	3,608
Cash flows from investing activities
Purchases of property and equipment	(46)	(458)
Purchase and development of software and technology	(80)	—
Proceeds from sales of property and equipment	62	20
Net cash used in investing activities	(64)	(438)
Cash flows from financing activities
Payments on equipment note and finance leases	(324)	(432)
Line of credit borrowings	32	5,000
Treasury shares withheld	(191)	(151)
Distribution to noncontrolling interest	(1,250)	(3,050)
Net cash (used in) provided by financing activities	(1,733)	1,367
Effect of exchange rate changes on cash and cash equivalents	29	(295)
Net change in cash and cash equivalents	(3,583)	4,242
Cash and cash equivalents beginning of period	15,545	11,243
Cash and cash equivalents end of period	$11,962	$15,485
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$246	$301
Leased assets obtained in exchange for new operating lease liabilities	$26	$2,572

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. As NCS has the controlling voting interest in Repeat Precision, LLC (“Repeat Precision”), the other party’s ownership is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Significant Accounting Policies

Our significant accounting policies are detailed in "Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Pronouncements Adopted in 2021

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or other interest rates used globally that could be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We adopted ASU No. 2020-04 on January 1, 2021, with no material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted ASU No. 2019-12 on a prospective basis on January 1, 2021, with no material impact on our condensed consolidated financial statements.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard was to become effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective dates for certain accounting guidance. The effective date for ASU No. 2016-13 remained the same for public business entities that are SEC filers, except for

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entities who are deemed smaller reporting companies (“SRC”). The effective date for all other entities, including SRCs, will begin for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. NCS qualifies as a SRC. We are currently evaluating the impact of the adoption of this guidance.

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States
Product sales	$6,296	$17,440
Services	1,527	3,528
Total United States	7,823	20,968
Canada
Product sales	13,878	20,807
Services	6,357	8,559
Total Canada	20,235	29,366
Other Countries
Product sales	—	1,183
Services	456	3,033
Total Other Countries	456	4,216
Total
Product sales	20,174	39,430
Services	8,340	15,120
Total revenues	$28,514	$54,550

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table includes the current contract liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

Balance at December 31, 2020	$51
Additions	600
Revenue recognized	(600)
Balance at March 31, 2021	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of March 31, 2021 and December 31, 2020 is included in current liabilities on our condensed consolidated balance sheet. Our performance obligations for our product and service revenues are satisfied before the customer’s payment however prepayments may occasionally be required. Revenue recognized from the contract liability balance was $0.6 million and $5 thousand for the three months ended March 31, 2021 and 2020, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$1,757	$1,752
Work in process	148	287
Finished goods	32,673	32,832
Total inventories, net	$34,578	$34,871

Note 4.  Other Current Receivables

Other current receivables consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Current income tax receivables	$6,637	$6,295
Employee receivables	549	544
Other receivables	1,859	1,519
Total other receivables, net	$9,045	$8,358

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Land	$1,715	$1,695
Building and improvements	8,646	8,511
Machinery and equipment	18,209	18,211
Computers and software	2,385	2,374
Furniture and fixtures	1,157	1,150
Vehicles	391	442
Right of use assets - finance leases	7,983	8,020
Service equipment	244	244
	40,730	40,647
Less: Accumulated depreciation and amortization	(16,960)	(16,312)
	23,770	24,335
Construction in progress	133	100
Property and equipment, net	$23,903	$24,435

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the following income statement line items for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of sales
Cost of product sales	$350	$709
Cost of services	197	290
Selling, general and administrative expenses	390	453
Total depreciation	$937	$1,452

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property, plant and equipment for the three months ended March 31, 2021,  and accordingly no impairment loss was recorded.

During the first quarter of 2020, we performed an impairment analysis to assess the recoverability of the carrying values for our property and equipment because we determined that a triggering event had occurred. Evidence that led to a triggering event included the industry conditions, such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the Coronavirus disease 2019 (“COVID-19”) pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we recorded an impairment charge of $9.7 million in our property and equipment, primarily related to our land, building and improvements and machinery and equipment, to the extent the carrying value exceeded the estimated fair value as of March 31, 2020.

Note 6.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Value	Accumulated Impairment	Net
At December 31, 2020	$177,162	$(161,940)	$15,222
Impairment	—	—	—
At March 31, 2021	$177,162	$(161,940)	$15,222

We perform our annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of March 31, 2021, we did not identify any triggering events which would indicate potential impairment for Repeat Precision, our only reportable unit with goodwill totaling $15.2 million. Therefore, no impairment has been recorded for the three months ended March 31, 2021.

As of March 31, 2020, we performed a quantitative impairment analysis for goodwill utilizing a market participant perspective and determined that the fair value exceeded the carrying value of our reporting unit. Accordingly, there was no impairment charge recorded for goodwill for the three months ended March 31, 2020.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2021
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(152)	$3,806
Customer relationships	10	4,100	(1,708)	2,392
Total amortizable intangible assets		$8,058	$(1,860)	$6,198
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(1,860)	$6,246

		December 31, 2020
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(87)	$3,871
Customer relationships	10	4,100	(1,606)	2,494
Total amortizable intangible assets		$8,058	$(1,693)	$6,365
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(1,693)	$6,413

Total amortization expense, which is associated with the selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no impairment charges recorded for our identifiable intangibles for the three months ended March 31, 2021.

On March 31, 2020, we evaluated our intangible assets for impairment due to current industry conditions including a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $11.9 million in the asset group that includes fracturing systems and well construction related to technology and internally-developed software and an impairment charge of $28.6 million in our tracer diagnostics asset group related to customer relationships, technology, internally developed software and trademarks, each recorded on March 31, 2020. Following the impairment charges in the first quarter of 2020, we had no remaining identifiable intangible balances in the asset group that includes our fracturing systems and well construction or our tracer diagnostics asset group.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Accrued payroll and bonus	$1,897	$999
Property and franchise taxes accrual	400	505
Severance and other termination benefits (Note 10)	50	730
Accrued other miscellaneous liabilities	996	1,113
Total accrued expenses	$3,343	$3,347

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Debt

Our long-term debt consists of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Senior Secured Credit Facility	$—	$—
Promissory notes	32	—
Finance leases	5,649	5,789
Total debt	5,681	5,789
Less: current portion	(1,379)	(1,347)
Long-term debt	$4,302	$4,442

The estimated fair value of total debt as of March 31, 2021 and December 31, 2020 was $5.2 million and $5.6 million, respectively. The carrying value of the promissory note approximated the fair value of debt at March 31, 2021 since it had a variable interest rate and could be paid at any time. The fair value for the remaining debt was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

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

The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower,  of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans.  The Canadian Borrower may make borrowings under the Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Senior Secured Credit Facility is limited to a borrowing base calculated based on eligible receivables, provided that it does not include receivables at Repeat Precision. Our borrowing base under the Senior Secured Credit Facility as of March 31, 2021 was $14.4 million. The Senior Secured Credit Facility will mature on May 1, 2023.  As of March 31, 2021 and December 31, 2020, we had no outstanding indebtedness under the Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. The applicable interest rate at March 31, 2021 was 3.5%. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $32 thousand and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

monthly (if availability is greater than or equal to than 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of March 31, 2021, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.2 million in connection with the Senior Secured Credit Facility and prior amendment, which were being amortized over the term of the Senior Secured Credit Facility using the straight-line method. The Amendment reduced the overall potential capacity under the Amended Credit Agreement from $75.0 million to $25.0 million. Therefore, we expensed $0.6 million of deferred loan costs during the third quarter of 2020, which was commensurate with the reduction in potential capacity. We recorded new deferred loan costs associated with the Amendment totaling $0.6 million, which have been capitalized and will be amortized over the remaining term of the facility. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for each of the three months ended March 31, 2021 and 2020, respectively.

Promissory Notes

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and continues to be renewed on an annual basis. The note is currently scheduled to mature on February 12, 2022. Total borrowings are limited by a borrowing base calculated based on a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of March 31, 2021, the outstanding balance on the promissory note was $32 thousand. As of December 31, 2020, we had no outstanding indebtedness under the promissory note.

On April 30, 2020, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $5.0 million. The note bears interest at a variable interest rate based on prime plus 1.00%.  The promissory note is collateralized by certain equipment and inventory. The note matured on April 30, 2021. Total borrowings are limited by a borrowing base calculated based on a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of March 31, 2021 and December 31, 2020, we had no outstanding indebtedness under the promissory note.

Finance Leases

Finance leases include a building in Odessa, Texas. We also maintain a vehicle leasing arrangement with a fleet management company in order to lease light vehicles and trucks that meet the criteria to record as finance leases.

Note 9.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

On July 24, 2018, we filed a patent infringement lawsuit against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada, alleging that Kobold’s fracturing tools and methods infringe on several of our

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Canadian patents. We previously filed a breach of contract lawsuit on March 16, 2018, against Kobold Corporation in the Court of Queen’s Bench of Alberta, alleging breach of a prior settlement agreement. Both of these lawsuits seek unspecified monetary damages and injunctive relief. On July 12, 2019, Kobold filed a counterclaim seeking unspecified damages alleging that our fracturing tools and methods infringe on their patent and that we made false and misleading statements about Kobold. The patent infringement litigation against Kobold and their counterclaim is currently scheduled for trial beginning January 10, 2022.

On April 8, 2020, we filed a lawsuit alleging infringement of U.S. Patent No. 10,465,445 (the “‘445 Patent”) against Nine Energy Service, Inc. (“Nine”) in the Western District of Texas, Waco Division (“Waco District Court”). On July 9, 2020, we filed a lawsuit against TCO AS (“TCO”) also alleging infringement of the ‘445 Patent. The claim construction hearing for the Nine lawsuit was heard in the Waco District Court on January 14, 2021. On February 18, 2021 and March 24, 2021, respectively, the Patent Trial and Appeal Board decided to not institute a trial with regards to TCO’s request for a ‘445 Patent post-grant review and Nine’s request for a ‘445 Patent inter partes review. The litigation against Nine and TCO is currently scheduled for trial beginning October 18, 2021 and March 6, 2022, respectively. On February 12, 2021, Nine filed a lawsuit against us alleging infringement of their U.S. Patent No. 10,871,053 in the Waco District Court and Nine voluntarily dismissed this claim without prejudice on April 16, 2021. All of these lawsuits seek unspecified monetary damages and injunctive relief.

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

Note 10.  Severance and Other Termination Benefits

During 2020, we implemented various workforce reductions resulting in the termination of approximately 190 employees, temporary furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic and reduced demand for oil. In connection with these reductions in workforce and executive departures, we incurred a cumulative amount of $5.7 million in one-time severance costs, of which $1.3 million was recorded in the condensed consolidated statement of operations under general and administrative expenses for the three months ended March 31, 2020. We did not incur any significant severance or termination benefits during the three months ended March 31, 2021.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

Beginning balance, December 31, 2020	$730
Severance payments	(680)
Ending balance, March 31, 2021	$50

We expect to finish paying off this severance and other terminations liability by May 2021.

Note 11.  Share-Based Compensation

During the three months ended March 31, 2021, we granted 67,839 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $38.50.  We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our stock on the date of grant, and recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant. The RSUs granted to the members of our Board will vest on the one-year anniversary of the grant date and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the three months ended March 31, 2021, we granted 50,864 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $37.59.  When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and Governance Committee.

In addition, during the three months ended March 31, 2021, we granted 17,004 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2021 to December 31, 2023. The PSUs grant date fair value of $66.14 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three-year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2024. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $2.2 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

We recorded a tax expense (benefit) of $0.1 million and $(0.9) million for the three months ended March 31, 2021 and 2020, respectively. Included in the tax expense for the three months ended March 31, 2021 was a tax expense of $0.7 million for an increase in a valuation allowance on deferred tax assets not expected to be realized and a tax expense of $0.3 for foreign taxes. Included in the tax benefit for the three months ended March 31, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) including a tax benefit of $(1.4) million related to a net operating loss (“NOL”) carryback allowed under the CARES Act that was previously unavailable, and a  tax expense of $10.3 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also included in tax benefit for the three months ended March 31, 2020 was a tax expense in the amount of $1.6 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset. Additionally, the tax expense (benefit) for the three months ended March 31, 2021 and 2020 included a tax expense of $0.4 million and $1.1 million, respectively, for the tax effect of stock awards.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. This standard also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions. We include interest and penalties as a component of other income, net in the condensed consolidated statements of operations.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share from net loss (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net loss	$(3,457)	$(48,907)
Less: (loss) income attributable to non-controlling interest	(60)	2,642
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,397)	$(51,549)

Denominator
Basic weighted average number of shares (1)	2,380	2,352
Dilutive effect of stock options, RSUs and PSUs	—	—
Diluted weighted average number of shares (1)	2,380	2,352

Loss per common share
Basic (1)	$(1.43)	$(21.92)
Diluted (1)	$(1.43)	$(21.92)

Potentially dilutive securities excluded as anti-dilutive (1)	235	219

_______________

(1) Amounts in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

Note 14.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business. See “Note 2. Revenues” for our disaggregated revenue by geographic area.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited financial statements and the related notes thereto included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). This discussion and analysis contains forward-looking statements regarding the industry outlook, estimates and assumptions concerning events and financial and industry trends that may affect our future results of operations or financial condition and other non-historical statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “—Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “NCS,” “we,” “our” and “us” refer to NCS Multistage Holdings, Inc.

Overview

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well completions and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, the Middle East and the North Sea. We have provided our products and services to various customers, including leading large independent oil and natural gas companies and major oil companies.

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

COVID-19 Impacts on the Oil & Gas Market and NCS Multistage

Coronavirus disease 2019 (“COVID-19”) is an infectious disease caused by severe acute respiratory syndrome coronavirus 2. The World Health Organization (“WHO”) declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020. According to Johns Hopkins University, as of April 30, 2021 there have been over 150 million confirmed cases, resulting in over 3.1 million deaths related to COVID-19 on a global basis.

Federal, state, provincial and local governments around the world have implemented measures designed to slow the spread of COVID-19. In many countries, the most restrictive measures were eased throughout the second quarter of 2020, though case counts began rising during the third and fourth quarters of 2020 in some areas, including several states in the U.S. and in Europe, following the relaxation of the restrictions.

These measures taken to slow the spread of COVID-19 have had material impacts on the global economy, resulting in a significant reduction in global gross domestic product (“GDP”) in 2020 and continued to negatively impact GDP in early 2021. In addition, businesses have been forced to shut down, either temporarily or permanently, resulting in a significant growth in unemployment rates, which have partially declined, but remain at elevated levels by historical standards.

Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through early 2021. Several new variants of COVID-19 have emerged and vaccines approved to date have lower efficacy in combating some of these new variants. Accordingly, the uncertainty of the continued development, availability, distribution and acceptance of effective vaccines precludes any prediction as to the continued impact of COVID-19 on our business.

The demand for crude oil has been materially reduced as a result of the measures taken by governments around the world to mitigate the spread of COVID-19, primarily due to significant reductions in air and motor vehicle travel, which has reduced the demand for jet fuel, diesel and gasoline, the key refined products derived from crude oil. In its January 2021 Oil Market Report, the International Energy Agency (“IEA”) stated that demand for crude oil for the full year in 2020 contracted by 8.8 MMBBL/D as compared to 2019, as a result of COVID-19 case counts and the timing of and nature of global economic activity. In its April 2021 Oil

Market Report, IEA predicts that demand for crude oil will rise by 5.7 MMBBL/D in 2021 but is dependent upon the economic recovery and vaccine deployment. Even if demand increases to the level predicted by the IEA, this increase in projected 2021 demand would not offset the significant demand reduction of 2020, leaving 2021 demand 3.1 MMBBL/D below 2019 levels.

The significant reduction in global demand that began in early 2020 led to a decline in the average WTI crude oil price which was $27.96/BBL in the second quarter of 2020 before measures to restrict the spread of COVID-19 were put in place for most of the world. The WTI crude oil price recovered to $48.35/BBL at the end of December 2020 and averaged $58.09/BBL over the first quarter of 2021 but remains volatile. Members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to a collective reduction in oil production of 9.7 MMBBL/D in May through July of 2020, 7.7 MMBBL/D in August through December 2020 and approximately 7 MMBBL/D through April 2021. In April 2021, OPEC + approved the production level adjustments of 6.6 MMBBL/D, 6.2 MMBBL/D, and 5.8 MMBBL/D in May, June and July 2021, respectively. Saudi Arabia announced an additional voluntary supply reduction of 1.0 MMBBL/D in February through April of 2021 due to demand concerns stemming from restrictions put in place in late 2020 in response to a surge in infections. However, Saudi Arabia plans to phase out this voluntary reduction over May, June and July 2021. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically to return global oil storage capacity to normal levels over time as the economy and oil demand recovers. Given the uncertainty related to the rate of new COVID-19 infections, vaccinations, economic recovery and oil demand recovery, OPEC+ plans to continue to meet monthly during 2021 to evaluate potential increases or decreases to the targeted level of reduction in production.

As a result of the rapid and material reduction in oil pricing, E&P companies responded by significantly reducing their capital expenditure budgets for 2020, which resulted in significant reductions in drilling and completion activity. In North America, capital expenditures in 2020 were typically reduced by 30% or more from the original E&P company capital budgets, with some only spending the capital required to safely operate their existing productive assets. Reductions in activity began in mid-to-late March of 2020 and decreases in completions activity occurred faster than reductions to drilling activity, as completions equipment is typically contracted on a short-term basis, while drilling rigs may be contracted for several months or years. Many E&P companies partially shut in production in areas where the marginal cash operating cost exceeds the market price. The amount of shut-in capacity in North America is believed to have peaked in May 2020, with the volume of shut-in production reducing over time. Initial 2021 budgets for E&P companies suggest a slight reduction from 2020 expenditures with an objective of generating free cash flow and maintaining production levels near those in late 2020. We believe that North American E&P companies may be hesitant to increase their 2021 capital expenditure budgets out of concern that OPEC+ may reverse any agreed-to collective reduction in oil production, which would be expected to lead to a reduction in realized prices.

Low commodity prices in 2020 also impacted E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been numerous Chapter 11 bankruptcy filings by E&P companies, and the credit quality of the upstream oil and gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for doubtful accounts of $0.8 million during 2020 and a recovery of $0.1 million during the three months ended March 31, 2021. In addition, perceptions of the industry in which we operate, by investors and financial institutions, have reduced the availability of financing for our customers and increased their cost of financing.

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

The reduction in customer capital spending and responses as a result of a decline in market conditions primarily related to the COVID-19 pandemic began to impact NCS in March 2020. Customers in North America began to quickly reduce the number of active completions crews, travel restrictions began to impact international operations, and activity in certain regions, including Argentina and China, was shut down due to government actions to contain the spread of COVID-19. In addition, throughout 2020, customers further reduced their capital spending and the resulting drilling and completion activity, which reduced the level of demand for our products and services and the pricing we received for our products and services.

While we experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that reduced the capacity at the Repeat Precision machine shop operations in Mexico, such disruptions were temporary in nature, the impacted products are available through alternative sources of supply and we maintained sufficient inventory on hand to meet customer demand. We also experienced delays in access to certain materials and products utilized in our research and development activities, which has led, and may continue to lead, to delays in new product introductions.

In response to the reduction in demand for our products and services, including as a result of the COVID-19 pandemic, NCS has undertaken, and the Board of Directors monitored and evaluated, multiple initiatives to reduce our cost structure, limit capital expenditures and enhance our liquidity and access to capital, including:

•

Reductions in force which reduced our headcount in the U.S. and Canada by approximately 190 people and reductions to salaries and hourly rates for substantially all employees, including reductions in salaries for executives averaging 20%. These actions resulted in over $19 million in cost savings during 2020, with approximately 70% of that amount associated with selling, general and administrative (“SG&A”) expenses. In addition, our 2021 long-term incentive award grants were based on lower base salary levels;

•	Not paying 2019 or 2020 bonuses;
•	A temporary elimination of the employer matching contributions for NCS’s U.S. 401(k) plan and its Registered Retirement Savings Plan in Canada;
•	A moratorium on non-essential travel for all employees;
•	Negotiation of new rates, work rules and payment schedules with vendors;
•	Strategies to reduce third-party spend, including information technology, financial services and third-party research and development;
•	Deferral of U.S. employer payroll taxes, as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);
•	Application for, and receipt of, benefits under the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs;
•	Accelerating the filing of our 2019 U.S. federal tax return to utilize net operating loss (“NOL”) carryback provisions from the CARES Act;
•	Reducing planned capital expenditures for 2020 and 2021 and selling excess vehicles;
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

In connection with the reductions in force described above, NCS recorded severance expense of $5.7 million during the year ended December 31, 2020 and no significant severance or termination benefits during the three months ended March 31, 2021. For additional information, see “Note 10. Severance and Other Termination Benefits” of our unaudited condensed consolidated financial statements.

As a result of the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock, we assessed the recoverability of the carrying value of our property and equipment and finite-lived intangible assets as of March 31, 2020 and determined that a triggering event had occurred. As a result of the analysis, we recorded impairment charges of $9.7 million in property and equipment and $40.5 million related to identifiable intangible assets, which we recorded during the first quarter of 2020. There were no impairment charges recorded on our property and equipment or identifiable intangible assets during the remainder of 2020 or for the three months ended March 31, 2021. For additional information, see “Note 5. Property and Equipment” and “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements.

On August 6, 2020, we entered into an amendment to our Senior Secured Credit Facility which, among other changes, reduced the lender commitments in the U.S. under our Senior Secured Credit Facility to $25.0 million and further limited the amount we may borrow dependent on a borrowing base calculated based on eligible receivables, which does not include receivable balances at Repeat Precision. See —Liquidity and Capital Resources—Financing Arrangements for a description of the amendment. Our borrowing base under the Senior Secured Credit Facility as of March 31, 2021 was $14.4 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant, if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic.

Outlook

Based on initial capital budgets for 2021 that have been set by E&P companies, we believe that industry drilling and completions activity in North America will be modestly lower in 2021 than in 2020. Many of our customers in North America committed to generating free cash flow while maintaining production at levels consistent with late 2020. Drilling activity in the U.S. declined sequentially throughout the first half of 2020 before bottoming in the third quarter and increasing in the fourth quarter of 2020 and in early 2021. Completions activity in the U.S. also increased in the first quarter of 2021 as compared to the fourth quarter of 2020, however customer drilling and completion activity in the U.S. in the first quarter of 2021 was negatively impacted by winter storm Uri, which resulted in widespread, but temporary, production shut-ins, unsafe road conditions and other logistical challenges particularly in the Permian Basin and other areas in Texas and Oklahoma. We believe that the rig count in Canada in the second quarter of 2020 was at the lowest levels of the last 50 years and did not experience a material seasonal increase in the third quarter of 2020. The Canadian rig count recovered, but it remained well below seasonal averages in the fourth quarter of 2020. Similarly, the Canadian rig count experienced the expected seasonal increase in the first quarter of 2021 but was 26% below the same period of 2020. We expect that customer drilling and completion activity in the U.S. and Canada in the second quarter of 2021 will be above the historically low levels experienced during the second quarter of 2020 and that customer drilling and completion activity in the U.S. and Canada in the second half of 2021 will also be above the levels experienced in 2020. The low level of industry activity has led, and is expected to continue to lead, to intense competitive pressure across all of our product and service offerings in North America, which impacts our market share as well as our margins. We currently expect international industry activity to be relatively flat in 2021 as compared to 2020, with activity levels increasing throughout the year.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing of approximately $48/BBL at the end of December 2020 before increasing to approximately $58/BBL over the first quarter of 2021, with crude oil pricing continuing to be supported by voluntary oil production reductions by members of OPEC and OPEC + as discussed above.

Natural gas pricing was at an average level of $2.03 per MMBtu during 2020 but has increased to an average level of $3.50 per MMBtu during the first quarter of 2021 as demand increased, due in part to colder weather in February 2021 and the industry experienced supply disruption due to widespread production freeze-offs. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with discounts to Henry Hub pricing narrowing over time as infrastructure bottlenecks have been partially alleviated.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2020	$45.54	$50.45	$1.90
6/30/2020	27.96	29.70	1.70
9/30/2020	40.89	42.91	2.00
12/31/2020	42.52	44.32	2.52
3/31/2021	58.09	61.04	3.50

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the first quarter of 2020, as provided by Baker Hughes Company (“Baker Hughes”). The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2020	764	194	958
6/30/2020	378	23	401
9/30/2020	241	46	287
12/31/2020	297	88	385
3/31/2021	378	144	522

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The rig count in the U.S. began to decline in 2019 and the decline accelerated in 2020 before bottoming in the third quarter and increasing during the fourth quarter of 2020. During the first quarter of 2021, the average U.S. rig count continued to increase to 378, which is an increase of 27% from 297 in the fourth quarter of 2020 but was 51% below the first quarter of 2020. The average land rig count in Canada for the first quarter of 2021 was 26% lower than in the same period in 2020. The U.S. and Canadian rig counts are expected to be higher than historically low prior year levels for the remainder of 2021.

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

The industry experienced a reduction in completions activity in the United States which extended through 2019 and into 2020, with the reduction further accelerating beginning in March 2020 before activity bottomed in the third quarter and began to increase during the fourth quarter of 2020, with increases continuing in early 2021.  Initial capital budgets from E&P companies indicate that full-year capital spending in 2021 is expected to be slightly below capital spending in 2020 though E&P capital spending for the last three quarters of 2021 is expected to be higher than during the same period in 2020.

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

Product sales represented 71% and 72% of our revenues for the three months ended March 31, 2021 and 2020, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29% and 28% of our revenues for the three months ended March 31, 2021 and 2020, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenue derived from sales in Canada and denominated in Canadian dollars were approximately 71% and 54% for the three months ended March 31, 2021 and 2020, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. Our strategic 50% purchase of Repeat Precision has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or ensure that our vendors procure the required raw materials with sufficient lead time to meet our business requirements. On September 24, 2018, the United States implemented a tariff of 10% on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. The tariffs were subsequently increased to 25% in May 2019. The increased tariffs have resulted in an increase in our cost of sales. We are monitoring prices for certain raw materials, including steel, which have been increasing during 2021. While we strive to pass through some of the increases in raw material costs to our customers, there can be no assurance that we will be able to do so. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 27% and 30% for the three months ended March 31, 2021 and 2020, respectively.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2021	2020	$	%
Revenues
Product sales	$20,174	$39,430	$(19,256)	(48.8)%
Services	8,340	15,120	(6,780)	(44.8)%
Total revenues	28,514	54,550	(26,036)	(47.7)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	13,921	23,448	(9,527)	(40.6)%
Cost of services, exclusive of depreciation and amortization expense shown below	4,357	7,166	(2,809)	(39.2)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	18,278	30,614	(12,336)	(40.3)%
Selling, general and administrative expenses	12,784	20,835	(8,051)	(38.6)%
Depreciation	937	1,452	(515)	(35.5)%
Amortization	167	1,133	(966)	(85.3)%
Impairment	—	50,194	(50,194)	(100.0)%
Loss from operations	(3,652)	(49,678)	46,026	92.6%
Other income (expense)
Interest expense, net	(168)	(322)	154	47.8%
Other income, net	341	158	183	115.8%
Foreign currency exchange gain, net	150	10	140	NM %
Total other income (expense)	323	(154)	477	309.7%
Loss before income tax	(3,329)	(49,832)	46,503	93.3%
Income tax expense (benefit)	128	(925)	1,053	113.8%
Net loss	(3,457)	(48,907)	45,450	92.9%
Net (loss) income attributable to noncontrolling interest	(60)	2,642	(2,702)	(102.3)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,397)	$(51,549)	$48,152	93.4%

_______________

(1)	NM – Percentage not meaningful

Revenues

Revenues were $28.5 million for the three months ended March 31, 2021 as compared to $54.6 million for the three months ended March 31, 2020.  This decrease reflected reductions in product sales and services volumes in all geographic areas as well as lower pricing for certain products and services, including composite plugs and tracer diagnostics. We believe the decrease in both activity and pricing resulted from the decline in market conditions primarily related to the COVID-19 pandemic, which had a negative impact on our revenues during the three months ended March 31, 2021 as drilling rig and completion activity was substantially lower in the first quarter of 2021 as compared to 2020, particularly in North America. Product sales for the three months ended March 31, 2021 were $20.2 million as compared to $39.4 million for the three months ended March 31, 2020. Services revenue was $8.3 million for the three months ended March 31, 2021 as compared to $15.1 million for the three months ended March 31, 2020.

Cost of sales

Cost of sales was $18.3 million, or 64.1% of revenues, for the three months ended March 31, 2021 as compared to $30.6 million, or 56.1% of revenues, for the three months ended March 31, 2020. Cost of sales as a percentage of total revenues increased due to the significant reduction in revenue, leading to under-utilization of manufacturing capacity and field service personnel, even after the reduction of our capacity and staff, as well as a reduction in pricing for certain products and services. Cost of sales in the first quarter of 2021 was also impacted by higher scrap expense and inventory reserves at Repeat Precision related to product design changes implemented during the quarter. We believe that our cost of sales as a percentage of revenue was negatively impacted by a decline in oil and gas market activity levels primarily related to the COVID-19 pandemic. Cost of product sales was $13.9 million, or 69.0% of product sales revenue, and cost of services was $4.4 million, or 52.2% of service revenue, for the three months ended March 31,

2021. For the three months ended March 31, 2020, cost of product sales was $23.4 million, or 59.5% of product sales revenue, and cost of services was $7.2 million, or 47.4% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.8 million for the three months ended March 31, 2021 as compared to $20.8 million for the three months ended March 31, 2020. This overall decrease in expense reflects reductions in compensation and benefits associated with lower headcount and lower salary and wages,  professional fees, share-based compensation and bad debt expense of $2.9 million, $1.1 million, $0.6 million and $0.4 million, respectively. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a slightly favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses, which decreased by $0.4 million.  In addition, we incurred incremental severance charges of $1.4 million in 2020 due to the timing of workforce reductions.

Depreciation

Depreciation was $0.9 million for the three months ended March 31, 2021 as compared to $1.5 million for the three months ended March 31, 2020. The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures in 2020 and 2021 have been lower than in prior years. See “Note 5. Property and Equipment” of our unaudited condensed consolidated financial statements for additional detail.

Amortization

Amortization was $0.2 million for the three months ended March 31, 2021 as compared to $1.1 million for the three months ended March 31, 2020. The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software,  customer relationships, and trademarks. See “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Impairment

On March 31, 2020, we evaluated our property and equipment and finite-lived intangible assets for impairment due to current industry conditions such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. We determined that the carrying amount of certain of our long-lived assets exceeded the corresponding fair value. We recorded impairment charges of $9.7 million in property and equipment and $40.5 million in finite-lived intangible assets. See “Note 5. Property and Equipment” and “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Income tax expense (benefit)

Income tax expense (benefit) was $0.1 million for the three months ended March 31, 2021 as compared to $(0.9) million for the three months ended March 31, 2020. Included in the tax expense for the three months ended March 31, 2021 was a tax expense of $0.7 million for an increase in a valuation allowance on deferred tax assets not expected to be realized and a tax expense of $0.3 for foreign taxes. Included in the tax benefit for the three months ended March 31, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the CARES Act including a tax benefit of $(1.4) million related to a NOL carryback allowed under the CARES Act that was previously unavailable, and a tax expense of $10.3 million for an increase in a valuation allowance on deferred tax assets not expected to be realized. Also included in tax benefit for the three months ended March 31, 2020 was a tax expense in the amount of $1.6 million for a valuation allowance against our Canadian deferred tax asset based on management’s position that NCS has not met the more likely than not condition of realizing part of the deferred tax asset. Additionally, the tax expense (benefit) for the three months ended March 31, 2021 and 2020 included a tax expense of $0.4 million and $1.1 million, respectively, for the tax effect of stock awards.

As a result of the geographic mix of earnings and losses, including discrete items, our tax rate has been and will continue to be volatile.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of March 31, 2021, we had cash and cash equivalents of $12.0 million and total outstanding indebtedness of $5.7 million, of which no amount is currently outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million. Total borrowings are limited to a borrowing base calculated based on eligible receivables, provided that it does not include receivables at Repeat Precision. We were in compliance with our debt covenants at March 31, 2021. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months.  Our borrowing base under the Senior Secured Credit Facility at March 31, 2021 was $14.4 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the three months ended March 31, 2021 and 2020 were $0.1 million and $0.5 million, respectively. We plan to incur approximately $1.0 million to $2.0 million in capital expenditures during 2021, which includes (i) additional machining and other capital equipment at Repeat Precision, (ii) internally-developed software, (iii) additional equipment to support our tracer diagnostics services and (iv) vehicles used in international operations.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(1,815)	$3,608
Net cash used in investing activities	(64)	(438)
Net cash (used in) provided by financing activities	(1,733)	1,367
Effect of exchange rate changes on cash and cash equivalents	29	(295)
Net change in cash and cash equivalents	$(3,583)	$4,242

Operating Activities

Net cash (used in) provided by operating activities was $(1.8) million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash flow was primarily driven by lower net income in 2021 compared to 2020, after adjusting for impairment charges, and unfavorable changes in other liabilities as well as lower non-cash share-based compensation and depreciation and amortization expenses. The decrease was partially offset by favorable changes in accounts receivable and prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $0.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.  The decrease in cash used in investing activities during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily related to reduced capital expenditures for property, equipment, software and technology which totaled $0.1 million and $0.5 million, respectively.

Financing Activities

Net cash (used in) provided by financing activities was $(1.7) million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.  Our primary use of funds for the three months ended March 31, 2021 was $1.3 million of distributions to our joint venture partner and principal payments under finance leases of $0.3 million. The primary source of cash from financing activities in 2020 was borrowing $5.0 million under our Senior Secured Credit Facility, partially offset by distributions to our joint venture partner of $3.1 million.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to than 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of March 31, 2021, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

Repeat Precision also has outstanding promissory notes with an aggregate borrowing capacity of up to $9.3 million as of March 31, 2021, subject to a borrowing base. See “Note 8. Debt” of our consolidated financial statements for further information regarding the promissory notes.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments from those disclosed in the Annual Report for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies

There are no other material changes to our critical accounting policies from those included in the Annual Report for the year ended December 31, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, including the effects of the COVID-19 pandemic thereon, such as those contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•

failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, the CARES Act and the U.S. Tax Cuts and Jobs Act of 2017;

•	loss of our information and computer systems;
•

system interruptions or failures, including complications with our enterprise resource planning system, cyber security breaches, identity theft or other disruptions that could compromise our information;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 9. Commitments and Contingencies” of our condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2020.

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

Date: May 4, 2021	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized
Signatory)