Form 10-Q
period 2021-06-30
NCS Multistage Holdings, Inc.
filed 2021-08-03
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 2,380,353 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$13,899	$15,545
Accounts receivable—trade, net	17,808	21,925
Inventories, net	35,040	34,871
Prepaid expenses and other current assets	3,555	2,975
Other current receivables	7,290	8,358
Total current assets	77,592	83,674
Noncurrent assets
Property and equipment, net	24,164	24,435
Goodwill	15,222	15,222
Identifiable intangibles, net	6,079	6,413
Operating lease assets	5,536	5,170
Deposits and other assets	3,421	3,559
Deferred income taxes, net	280	205
Total noncurrent assets	54,702	55,004
Total assets	$132,294	$138,678
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$6,008	$4,943
Accrued expenses	4,058	3,347
Income taxes payable	537	653
Operating lease liabilities	1,907	1,826
Current maturities of long-term debt	1,447	1,347
Other current liabilities	1,960	2,768
Total current liabilities	15,917	14,884
Noncurrent liabilities
Long-term debt, less current maturities	4,576	4,442
Operating lease liabilities, long-term	4,223	3,989
Other long-term liabilities	1,944	1,864
Deferred income taxes, net	52	13
Total noncurrent liabilities	10,795	10,308
Total liabilities	26,712	25,192
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,397,735 shares issued and 2,380,353 shares outstanding at June 30, 2021 and 2,371,992 shares issued
and 2,359,918 shares outstanding at December 31, 2020	24	24
Additional paid-in capital	435,022	432,801
Accumulated other comprehensive loss	(80,957)	(81,780)
Retained deficit	(265,820)	(256,628)
Treasury stock, at cost; 17,382 shares at June 30, 2021 and 12,074 shares
at December 31, 2020	(1,006)	(809)
Total stockholders’ equity	87,263	93,608
Non-controlling interest	18,319	19,878
Total equity	105,582	113,486
Total liabilities and stockholders' equity	$132,294	$138,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Product sales	$15,764	$4,858	$35,938	$44,288
Services	5,697	3,874	14,037	18,994
Total revenues	21,461	8,732	49,975	63,282
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	10,668	3,869	24,589	27,317
Cost of services, exclusive of depreciation and amortization expense shown below	3,259	2,524	7,616	9,690
Total cost of sales, exclusive of depreciation and amortization expense shown below	13,927	6,393	32,205	37,007
Selling, general and administrative expenses	11,823	15,473	24,607	36,308
Depreciation	935	994	1,872	2,446
Amortization	167	104	334	1,237
Impairment	—	—	—	50,194
Loss from operations	(5,391)	(14,232)	(9,043)	(63,910)
Other income (expense)
Interest expense, net	(198)	(424)	(366)	(746)
Other income, net	529	8	870	166
Foreign currency exchange gain (loss), net	242	(217)	392	(207)
Total other income (expense)	573	(633)	896	(787)
Loss before income tax	(4,818)	(14,865)	(8,147)	(64,697)
Income tax expense (benefit)	726	(5,973)	854	(6,898)
Net loss	(5,544)	(8,892)	(9,001)	(57,799)
Net income (loss) attributable to non-controlling interest	251	(135)	191	2,507
Net loss attributable to NCS Multistage Holdings, Inc.	$(5,795)	$(8,757)	$(9,192)	$(60,306)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc. (1)	$(2.41)	$(3.70)	$(3.85)	$(25.56)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc. (1)	$(2.41)	$(3.70)	$(3.85)	$(25.56)
Weighted average common shares outstanding
Basic (1)	2,401	2,366	2,391	2,359
Diluted (1)	2,401	2,366	2,391	2,359

_______________

(1)Amounts in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(5,544)	$(8,892)	$(9,001)	$(57,799)
Foreign currency translation adjustments, net of tax of $0	530	1,592	823	(3,657)
Comprehensive loss	(5,014)	(7,300)	(8,178)	(61,456)
Less: Comprehensive income (loss) attributable to non-controlling interest	251	(135)	191	2,507
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(5,265)	$(7,165)	$(8,369)	$(63,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2020	—	$—	2,371,992	$24	$432,801	$(81,780)	$(256,628)	(12,074)	$(809)	$19,878	$113,486
Share-based compensation	—	—	—	—	1,170	—	—	—	—	—	1,170
Net loss	—	—	—	—	—	—	(3,397)	—	—	(60)	(3,457)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Vesting of restricted stock	—	—	24,050	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(5,089)	(191)	—	(191)
Currency translation adjustment	—	—	—	—	—	293	—	—	—	—	293
Balances as of March 31, 2021	—	$—	2,396,042	$24	$433,971	$(81,487)	$(260,025)	(17,163)	$(1,000)	$18,568	$110,051
Share-based compensation	—	—	—	—	1,051	—	—	—	—	—	1,051
Net (loss) income	—	—	—	—	—	—	(5,795)	—	—	251	(5,544)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	1,693	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(219)	(6)	—	(6)
Currency translation adjustment	—	—	—	—	—	530	—	—	—	—	530
Balances as of June 30, 2021	—	$—	2,397,735	$24	$435,022	$(80,957)	$(265,820)	(17,382)	$(1,006)	$18,319	$105,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Loss	Deficit	Shares (1)	Amount	Interest	Equity
Balances as of December 31, 2019	—	$—	2,345,289	$23	$425,079	$(80,811)	$(199,029)	(4,633)	$(652)	$18,935	$163,545
Share-based compensation	—	—	—	—	2,950	—	—	—	—	—	2,950
Net (loss) income	—	—	—	—	—	—	(51,549)	—	—	2,642	(48,907)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,050)	(3,050)
Vesting of restricted stock	—	—	24,099	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(6,892)	(151)	—	(151)
Currency translation adjustment	—	—	—	—	—	(5,249)	—	—	—	—	(5,249)
Balances as of March 31, 2020	—	$—	2,369,388	$24	$428,028	$(86,060)	$(250,578)	(11,525)	$(803)	$18,527	$109,138
Share-based compensation	—	—	—	—	1,722	—	—	—	—	—	1,722
Net loss	—	—	—	—	—	—	(8,757)	—	—	(135)	(8,892)
Exercise of stock options	—	—	675	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	666	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(224)	(2)	—	(2)
Currency translation adjustment	—	—	—	—	—	1,592	—	—	—	—	1,592
Balances as of June 30, 2020	—	$—	2,370,729	$24	$429,750	$(84,468)	$(259,335)	(11,749)	$(805)	$18,392	$103,558

_______________

(1) Amounts as of December 31, 2019 and in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,001)	$(57,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,206	3,683
Impairment	—	50,194
Amortization of deferred loan costs	141	149
Share-based compensation	3,810	4,737
Provision for inventory obsolescence	1,295	657
Deferred income tax benefit	(29)	(2,140)
Gain on sale of property and equipment	(292)	(112)
Provision for doubtful accounts	(73)	622
Proceeds from note receivable	126	299
Changes in operating assets and liabilities:
Accounts receivable—trade	4,425	28,819
Inventories, net	(1,119)	(432)
Prepaid expenses and other assets	(307)	(2,700)
Accounts payable—trade	927	(4,665)
Accrued expenses	685	596
Other liabilities	(2,112)	1,065
Income taxes receivable/payable	408	(2,825)
Net cash provided by operating activities	1,090	20,148
Cash flows from investing activities
Purchases of property and equipment	(238)	(687)
Purchase and development of software and technology	(276)	—
Proceeds from sales of property and equipment	198	66
Net cash used in investing activities	(316)	(621)
Cash flows from financing activities
Payments on equipment note and finance leases	(633)	(843)
Line of credit borrowings	360	5,000
Payments on revolver	(360)	—
Treasury shares withheld	(197)	(153)
Distribution to noncontrolling interest	(1,750)	(3,050)
Net cash (used in) provided by financing activities	(2,580)	954
Effect of exchange rate changes on cash and cash equivalents	160	(465)
Net change in cash and cash equivalents	(1,646)	20,016
Cash and cash equivalents beginning of period	15,545	11,243
Cash and cash equivalents end of period	$13,899	$31,259
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$1,108	$4,560
Leased assets obtained in exchange for new operating lease liabilities	$1,190	$2,573

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”). As NCS has the controlling voting interest in Repeat Precision, LLC (“Repeat Precision”), the other party’s ownership is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Significant Accounting Policies

Our significant accounting policies are detailed in "Note 2. Summary of Significant Accounting Policies" in our Annual Report.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU No. 2019-12 on a prospective basis on January 1, 2021, with no material impact on our condensed consolidated financial statements.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective dates for certain accounting guidance. The effective date for ASU No. 2016-13 remained the same for public business entities that are SEC filers, except for entities who are deemed smaller reporting companies (“SRC”). The effective date for all other entities, including SRCs,

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

begins during the first interim period of fiscal years beginning after December 15, 2022. NCS qualifies as an SRC. We are currently evaluating the impact of the adoption of this guidance.

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States
Product sales	$7,142	$3,687	$13,438	$21,127
Services	2,086	917	3,613	4,445
Total United States	9,228	4,604	17,051	25,572
Canada
Product sales	7,321	1,171	21,199	21,978
Services	1,873	329	8,230	8,888
Total Canada	9,194	1,500	29,429	30,866
Other Countries
Product sales	1,301	—	1,301	1,183
Services	1,738	2,628	2,194	5,661
Total Other Countries	3,039	2,628	3,495	6,844
Total
Product sales	15,764	4,858	35,938	44,288
Services	5,697	3,874	14,037	18,994
Total revenues	$21,461	$8,732	$49,975	$63,282

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table includes the current contract liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

Balance at December 31, 2020	$51
Additions	756
Revenue recognized	(756)
Balance at June 30, 2021	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of June 30, 2021 and December 31, 2020 is included in current liabilities on our condensed consolidated balance sheets. Our performance obligations for our product and service revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was $0.2 million and $3 thousand for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $8 thousand for the six months ended June 30, 2021 and 2020, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$2,154	$1,752
Work in process	216	287
Finished goods	32,670	32,832
Total inventories, net	$35,040	$34,871

Note 4.  Other Current Receivables

Other current receivables consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Current income tax receivables	$5,733	$6,295
Employee receivables	573	544
Other receivables	984	1,519
Total other receivables, net	$7,290	$8,358

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Land	$1,743	$1,695
Building and improvements	8,834	8,511
Machinery and equipment	18,324	18,211
Computers and software	2,441	2,374
Furniture and fixtures	1,167	1,150
Vehicles	345	442
Right of use assets - finance leases	8,139	8,020
Service equipment	244	244
	41,237	40,647
Less: Accumulated depreciation and amortization	(17,441)	(16,312)
	23,796	24,335
Construction in progress	368	100
Property and equipment, net	$24,164	$24,435

In May 2021, we renewed our laboratory lease in Tulsa, Oklahoma, which is now being treated as a finance lease. We recorded a long-term asset totaling $0.8 million and a corresponding lease liability. The lease has a five year term through May 2026.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the following income statement line items for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of sales
Cost of product sales	$351	$374	$701	$1,083
Cost of services	175	270	372	560
Selling, general and administrative expenses	409	350	799	803
Total depreciation	$935	$994	$1,872	$2,446

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property, plant and equipment for the three and six months ended June 30, 2021, and accordingly no impairment loss was recorded.

During the first quarter of 2020, we performed an impairment analysis to assess the recoverability of the carrying values for our property and equipment because we determined that a triggering event had occurred. Evidence that led to a triggering event included the industry conditions, such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the Coronavirus disease 2019 (“COVID-19”) pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we recorded an impairment charge of $9.7 million in our property and equipment, primarily related to our land, building and improvements and machinery and equipment, to the extent the carrying value exceeded the estimated fair value as of March 31, 2020. We did not identify any triggering events during the second quarter of 2020 that required further impairment testing. Therefore, we did not record any impairment charges during the three months ended June 30, 2020.

Note 6.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform our annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of June 30, 2021, we did not identify any triggering events that would indicate potential impairment of goodwill at Repeat Precision, our only reportable unit with goodwill which totaled $15.2 million. Therefore, no impairment has been recorded for the three and six months ended June 30, 2021.

As of March 31, 2020, we performed a quantitative impairment analysis for goodwill utilizing a market participant perspective and determined that the fair value exceeded the carrying value of our reporting unit. During the second quarter of 2020, we did not identify any triggering events that indicated impairment of goodwill. Accordingly, there was no impairment charge recorded for goodwill for the three and six months ended June 30, 2020.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2021
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(216)	$3,742
Customer relationships	10	4,100	(1,811)	2,289
Total amortizable intangible assets		$8,058	$(2,027)	$6,031
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,027)	$6,079

		December 31, 2020
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(87)	$3,871
Customer relationships	10	4,100	(1,606)	2,494
Total amortizable intangible assets		$8,058	$(1,693)	$6,365
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(1,693)	$6,413

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no impairment charges recorded for our identifiable intangibles for the three and six months ended June 30, 2021.

On March 31, 2020, we evaluated our intangible assets for impairment due to current industry conditions including a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $11.9 million in the asset group that includes fracturing systems and well construction related to technology and internally-developed software and an impairment charge of $28.6 million in our tracer diagnostics asset group related to customer relationships, technology, internally-developed software and trademarks, each recorded on March 31, 2020. Following the impairment charges in the first quarter of 2020, we had no remaining identifiable intangible balances in the asset group that includes our fracturing systems and well construction or our tracer diagnostics asset group. There were no impairment charges recorded for our identifiable intangibles for the three months ended June 30, 2020.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Accrued payroll and bonus	$2,726	$999
Property and franchise taxes accrual	402	505
Severance and other termination benefits (Note 10)	—	730
Accrued other miscellaneous liabilities	930	1,113
Total accrued expenses	$4,058	$3,347

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Debt

Our long-term debt consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Senior Secured Credit Facility	$—	$—
Promissory notes	—	—
Finance leases	6,023	5,789
Total debt	6,023	5,789
Less: current portion	(1,447)	(1,347)
Long-term debt	$4,576	$4,442

The estimated fair value of total debt as of June 30, 2021 and December 31, 2020 was $5.7 million and $5.6 million, respectively. The fair value for the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

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

On August 6, 2020, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”; the 2019 Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Borrowers, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, the U.S. Agent and the Canadian Agent. The facility provided pursuant to the Amended Credit Agreement is referred to herein as the “Senior Secured Credit Facility”.

The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans. The Canadian Borrower may make borrowings under the Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Senior Secured Credit Facility may be limited subject to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. Our borrowing base under the Senior Secured Credit Facility as of June 30, 2021 was $10.2 million. The Senior Secured Credit Facility will mature on May 1, 2023. As of June 30, 2021 and December 31, 2020, we had no outstanding indebtedness under the Senior Secured Credit Facility other than letter of credit commitments of less than $0.1 million.

Borrowings under the Senior Secured Credit Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. The applicable interest rate at June 30, 2021 was 4.5%. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $0.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

monthly (if availability is greater than or equal to 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of June 30, 2021, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

The Amended Credit Agreement includes customary events of default for facilities of this type (with customary materiality thresholds and grace periods, as applicable). If an event of default occurs, the lenders party to the Amended Credit Agreement may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders party to the Amended Credit Agreement also have the right upon an event of default thereunder to terminate any commitments to provide further borrowings and to proceed against the collateral securing the Senior Secured Credit Facility.

We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months. However, if the depressed market conditions, including reduced demand for oil, lower customer spending and the resulting low level of demand for our products and services, continue or worsen, it will have a material negative impact on our financial performance. We can make no assurances that the current actions taken by us will provide us with adequate future liquidity if the current economic environment worsens.

We capitalized direct costs of $1.2 million in connection with the Senior Secured Credit Facility and prior amendment, which were being amortized over the term of the Senior Secured Credit Facility using the straight-line method. The Amendment reduced the overall potential capacity under the Amended Credit Agreement from $75.0 million to $25.0 million. Therefore, we expensed $0.6 million of deferred loan costs during the third quarter of 2020, which was commensurate with the reduction in potential capacity. We capitalized new deferred loan costs associated with the Amendment totaling $0.6 million, which is being amortized over the remaining term of the facility. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for each of the three and six months ended June 30, 2021 and 2020, respectively.

Promissory Notes

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg. The note bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and continues to be renewed on an annual basis. The note is currently scheduled to mature on February 12, 2022. Total borrowings may be limited subject to a borrowing base calculation which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of June 30, 2021 and December 31, 2020, Repeat Precision had no outstanding indebtedness under the promissory note.

On April 30, 2020, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg, for an aggregate borrowing capacity of $5.0 million. The note bore interest at a variable interest rate based on prime plus 1.00%. The promissory note was collateralized by certain equipment and inventory. Total borrowings were potentially limited subject to a borrowing base calculation which included a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of December 31, 2020, Repeat Precision had no outstanding indebtedness under the promissory note. The note matured on April 30, 2021 and no payment was due.

Finance Leases

Finance leases include a building in Odessa, Texas and a laboratory in Tulsa, Oklahoma. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light vehicles and trucks that meet the finance lease criteria.

Note 9.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 8, 2020, we filed a lawsuit alleging infringement of U.S. Patent No. 10,465,445 (the “‘445 Patent”) against Nine Energy Service, Inc. (“Nine”) in the Western District of Texas, Waco Division (“Waco District Court”). On July 9, 2020, we filed a lawsuit against TCO AS (“TCO”) also alleging infringement of the ‘445 Patent. The claim construction hearings for the Nine and TCO lawsuits were heard in the Waco District Court on January 14, 2021 and June 4, 2021, respectively. On February 18, 2021 and March 24, 2021, respectively, the Patent Trial and Appeal Board decided to not institute a trial with regards to TCO’s request for a ‘445 Patent post-grant review and Nine’s request for a ‘445 Patent inter partes review. The litigation against Nine and TCO is currently scheduled for trial beginning January 18, 2022 and March 6, 2022, respectively. On February 12, 2021, Nine filed a lawsuit against us alleging infringement of their U.S. Patent No. 10,871,053 in the Waco District Court and Nine voluntarily dismissed this claim without prejudice on April 16, 2021. All of these lawsuits seek unspecified monetary damages and injunctive relief.

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

Patent Infringement Settlement

As further disclosed in our Annual Report, we recorded a $25.7 million gain on a patent infringement settlement in our consolidated financial statements in the fourth quarter of 2020 related to litigation with Diamondback Industries, Inc. (“Diamondback”). During the six months ended June 30, 2021, we have received less than $0.1 million of preference claims related to this patent infringement settlement which are included as other income, net in the accompanying condensed consolidated statements of operations. In April 2020, we received $1.1 million of proceeds from our directors’ and officers’ liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation. The legal fees incurred exceeded the amount of the insurance proceeds as of June 30, 2020, both of which were recorded in the condensed consolidated statements of operations under general and administrative expenses for the three and six months ended June 30, 2020. These legal fees and insurance proceeds were components of the overall gain on patent infringement settlement recorded during the fourth quarter of 2020.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020 in response to the COVID-19 pandemic provided certain employee retention tax credits for qualified employers who continued to employ personnel despite government-mandated shutdowns or work stoppages, and for which the employer suffered year-over-year revenue declines of at least 50%. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted, which modified and expanded eligibility for the employee retention credit (“ERC”), among other provisions. This new law refined the definition of small business employers to those who had fewer than 500 employees during 2019, and provided that such small business employers were eligible for a credit if year-over-year revenue (using 2019 as a base year compared to 2021) declined by more than 20%. Under the new law, qualified employers could claim a refundable tax credit up to 70% of $10 thousand in eligible wages per U.S. employee, or a maximum benefit of $7 thousand per employee per quarter, for the first and second quarters of 2021. This credit would reduce the employer’s portion of social security tax. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the ERC under the same terms for the third and fourth quarters of 2021.

We have evaluated our eligibility for the ERC and determined that we are eligible for the refundable tax credits for the first and second quarters of 2021, which aggregate to approximately $1.7 million. We are in the process of amending our payroll tax filings to apply the credit and will request a refund from the Internal Revenue Service for the amount by which the credit exceeds our required employer social security tax remittances for these periods. Further, we believe our 50% owned joint venture, Repeat Precision, is eligible for a refundable tax credit under the ERC for the first and second quarters of 2021, which aggregate to approximately

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$0.3 million. We expect to record these benefits as a reduction of payroll expense during the third quarter of 2021. In addition, we continue to evaluate any potential benefit under the provisions of the CARES Act related to 2020, given the subsequent tax law changes. Our eligibility for the ERC for the third and fourth quarters of 2021 for us and Repeat Precision, is dependent upon qualifying revenue declines as compared to 2019.

Operating Leases

In May 2021, we renewed operating leases for our office and manufacturing facilities in Tulsa, Oklahoma. We recorded long-term right-of-use assets totaling approximately $1.1 million and corresponding operating lease liabilities. The leases have five year terms extending through May 2026.

Note 10. Severance and Other Termination Benefits

During 2020, we implemented various workforce reductions resulting in the termination of approximately 190 employees, temporary furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic and reduced demand for oil. In connection with these reductions in workforce and executive departures, we incurred a cumulative $5.7 million in one-time severance costs, of which $3.5 million and $4.8 million were recorded in the condensed consolidated statement of operations under general and administrative expenses for the three and six months ended June 30, 2020. We did not incur any significant severance or termination benefits during the three and six months ended June 30, 2021.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

Beginning balance, December 31, 2020	$730
Severance payments	(730)
Ending balance, June 30, 2021	$—

We paid our obligations pursuant to this severance and other termination benefits liability as of April 2021.

Note 11.  Share-Based Compensation

During the six months ended June 30, 2021, we granted 67,839 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $38.50. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant. The RSUs granted to the members of our Board will vest on the one year anniversary of the grant date and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2021, we granted 50,864 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $37.59. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee.

In addition, during the six months ended June 30, 2021, we granted 17,004 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2021 to December 31, 2023. The PSUs grant date fair value of $66.14 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2024. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Income Taxes

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes applicable modifications, which were projected for the year, such as certain book expenses not deductible for tax, tax credits and foreign deemed dividends.

Our effective tax rate (“ETR”) from continuing operations was (15.1)% and (10.5)% for the three and six months ended June 30, 2021, respectively, and 40.2% and 10.7% for the three and six months ended June 30, 2020, respectively.

The following items caused the quarterly or year-to-date ETR to be significantly different from the applicable statutory tax rate:

•During the three and six months ended June 30, 2021, we recorded an income tax expense of approximately $1.2 million and $1.9 million, respectively, for an increase in valuation allowance on deferred tax assets not expected to be realized, which reduced the ETR by 24.2% and 23.5%, respectively.

•During the three and six months ended June 30, 2020, we recorded an income tax benefit of approximately $1.1 million and an expense of approximately $10.8 million, respectively, for changes in valuation allowance on deferred tax assets not expected to be realized, which increased the ETR by 7.4 % and reduced the ETR by 16.7%, respectively.

Note 13.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share from net loss (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(5,544)	$(8,892)	$(9,001)	$(57,799)
Less: income (loss) attributable to non-controlling interest	251	(135)	191	2,507
Net loss attributable to NCS Multistage Holdings, Inc.	$(5,795)	$(8,757)	$(9,192)	$(60,306)

Denominator
Basic weighted average number of shares (1)	2,401	2,366	2,391	2,359
Dilutive effect of stock options, RSUs and PSUs	—	—	—	—
Diluted weighted average number of shares (1)	2,401	2,366	2,391	2,359

Loss per common share
Basic (1)	$(2.41)	$(3.70)	$(3.85)	$(25.56)
Diluted (1)	$(2.41)	$(3.70)	$(3.85)	$(25.56)

Potentially dilutive securities excluded as anti-dilutive (1)	266	241	250	230

_______________

(1)Amounts in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COVID-19 Impacts on the Oil & Gas Market and NCS Multistage

Coronavirus disease 2019 (“COVID-19”) is an infectious disease caused by severe acute respiratory syndrome coronavirus 2. The World Health Organization (“WHO”) declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020. According to Johns Hopkins University, as of July 30, 2021 there have been over 197 million confirmed cases, resulting in over 4.2 million deaths related to COVID-19 on a global basis.

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

These measures taken to slow the spread of COVID-19 have had material impacts on the global economy, resulting in a significant reduction in global gross domestic product (“GDP”) in 2020 and continued to negatively impact global GDP in 2021 as compared to 2019. In addition, businesses have been forced to shut down, either temporarily or permanently, resulting in a significant growth in unemployment rates, which have partially declined, but remain at elevated levels by historical standards.

Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing through early 2021. Several new variants of COVID-19 have emerged including the “delta” variant, which emerged in India, is now widespread, and may be more transmissible than other variants. Vaccines approved to date have lower efficacy in combating the transmission of some of these new variants, though vaccines appear to protect against severe illness. Accordingly, the uncertainty of the continued development, availability, distribution and acceptance of effective vaccines precludes any prediction as to the continued impact of COVID-19 on our business.

The demand for crude oil has been materially reduced as a result of the measures taken by governments around the world to mitigate the spread of COVID-19, primarily due to significant reductions in air and motor vehicle travel, which has reduced the demand for jet fuel, diesel and gasoline, the key refined products derived from crude oil. In its June 2021 Oil Market Report, the

International Energy Agency (“IEA”) stated that demand for crude oil for the full year in 2020 contracted by 8.6 MMBBL/D as compared to 2019, as a result of COVID-19 case counts and the timing of and nature of global economic activity. In its July 2021 Oil Market Report, IEA predicts that demand for crude oil will rise by 5.4 MMBBL/D in 2021 and 3.0 MMBBL/D in 2022 but is dependent upon the economic recovery and vaccine deployment. Even if demand increases to the level predicted by the IEA, this increase in projected 2021 demand would not offset the significant demand reduction of 2020, leaving 2021 demand 3.2 MMBBL/D below 2019 levels.

The significant reduction in global demand that began in early 2020 led to a decline in the average WTI crude oil price which was $27.96/BBL in the second quarter of 2020 before measures to restrict the spread of COVID-19 were put in place for most of the world. The WTI crude oil price recovered to $48.35/BBL at the end of December 2020 and averaged $66.19/BBL over the second quarter of 2021 but remains volatile. Members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to a collective reduction in oil production of 9.7 MMBBL/D in May through July of 2020, 7.7 MMBBL/D in August through December 2020 and approximately 7 MMBBL/D through April 2021. In April 2021, OPEC + approved the production level adjustments of 6.6 MMBBL/D, 6.2 MMBBL/D, and 5.8 MMBBL/D in May, June and July 2021, respectively. Saudi Arabia announced an additional voluntary supply reduction of 1.0 MMBBL/D in February through April of 2021 due to demand concerns stemming from restrictions put in place in late 2020 in response to a surge in infections. However, Saudi Arabia phased out this voluntary reduction over May, June and July 2021. In July 2021, OPEC + announced that the group will increase capacity by approximately 0.4 MMBBL/D each month, beginning in August 2021 and ending in September 2022, at which point OPEC+ will have fully-restored the 5.8 MMBBL/D of voluntary supply reductions that remain as of July 2021. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically to return global oil storage capacity to normal levels over time as the economy and oil demand recovers. Given the uncertainty related to the rate of new COVID-19 infections, vaccinations, economic recovery and oil demand recovery, OPEC+ plans to continue to meet monthly during 2021 to evaluate potential increases or decreases to the targeted level of reduction in production.

As a result of the rapid and material reduction in oil pricing, E&P companies responded by significantly reducing their capital expenditure budgets for 2020, which resulted in significant reductions in drilling and completion activity. In North America, capital expenditures in 2020 were typically reduced by 30% or more from the original E&P company capital budgets, with some only spending the capital required to safely operate their existing productive assets. Reductions in activity began in mid-to-late March of 2020 and decreases in completions activity occurred faster than reductions to drilling activity, as completions equipment is typically contracted on a short-term basis, while drilling rigs may be contracted for several months or years. Many E&P companies partially shut in production in areas where the marginal cash operating cost exceeds the market price. The amount of shut-in capacity in North America is believed to have peaked in May 2020, with the volume of shut-in production reducing over time. Initial 2021 budgets for E&P companies suggest a slight reduction from 2020 expenditures with an objective of generating free cash flow and maintaining production levels near those in late 2020. While privately-held E&P companies have increased their capital expenditure budgets for 2021, we believe that larger public North American E&P companies and major oil companies may be hesitant to increase their 2021 capital expenditure budgets out of concern that OPEC+ may reverse any agreed-to collective reduction in oil production, which would be expected to lead to a reduction in realized prices.

Low commodity prices in 2020 also impacted E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been numerous Chapter 11 bankruptcy filings by E&P companies, and the credit quality of the upstream oil and gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for doubtful accounts of $0.8 million during 2020 and a recovery of $0.1 million during the six months ended June 30, 2021. In addition, perceptions of the industry in which we operate, by investors and financial institutions, have reduced the availability of financing for our customers and increased their cost of financing.

The factors mentioned above have led to an increase in consolidation amongst E&P companies, especially large, independent publicly-traded E&P companies. During late 2020, several large consolidation transactions were announced, including Chevron Corp’s acquisition of Noble Energy, ConocoPhillips’ acquisition of Concho Resources, Devon Energy’s merger with WPX Energy and Pioneer Natural Resources’ acquisition of Parsley Energy. Consolidation has continued in 2021, including ARC Resources’ merger with Seven Generations Energy, Pioneer Natural Resources’ acquisition of DoublePoint Energy, Southwestern Energy’s acquisition of Indigo Natural Resources, and Cabot Oil & Gas Corporation’s merger with Cimarex Energy Co. These consolidation transactions allow the combined entities to reduce costs, in part due to economies of scale, and can lead to reduced capital spending on a pro forma basis than would have been spent had the transaction not occurred. NCS has provided products and services to several of the companies involved in consolidation transactions, and we have experienced a reduction in spending with certain customers and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we provide.

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

While we experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that reduced the capacity at the Repeat Precision machine shop operations in Mexico, such disruptions were temporary in nature, the impacted products are available through alternative sources of supply, and we maintained sufficient inventory on hand to meet customer demand. We also experienced delays in access to certain materials and products utilized in our research and development activities, which has led, and may continue to lead, to delays in new product introductions.

In response to the reduction in demand for our products and services, including as a result of the COVID-19 pandemic, NCS has undertaken, and the Board of Directors monitored and evaluated, multiple initiatives to reduce our cost structure, limit capital expenditures and enhance our liquidity and access to capital, including:

•Reductions in force which reduced our headcount in the U.S. and Canada by approximately 190 people and reductions to salaries and hourly rates for substantially all employees, including reductions in salaries for executives averaging 20%. These actions resulted in over $19 million in cost savings during 2020, with approximately 70% of that amount associated with selling, general and administrative (“SG&A”) expenses. In addition, our 2021 long-term incentive award grants were based on lower base salary levels;

•Not paying 2019 or 2020 bonuses;

•A temporary elimination of the employer matching contributions for NCS’s U.S. 401(k) plan and its Registered Retirement Savings Plan in Canada;

•A moratorium on non-essential travel for all employees;

•Negotiation of new rates, work rules and payment schedules with vendors;

•Strategies to reduce third-party spend, including information technology, financial services and third-party research and development;

•Deferral of U.S. employer payroll taxes, as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

•Application for, and receipt of, benefits under the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs;

•Application for refundable employee retention tax credits under the Taxpayer Certainty and Disaster Tax Relief Act of 2020;

•Accelerating the filing of our 2019 U.S. federal tax return to utilize net operating loss (“NOL”) carryback provisions from the CARES Act;

•Reducing planned capital expenditures for 2020 and 2021 and selling excess vehicles;

•Closing our district operational facilities in Corpus Christi and Oklahoma City and relocating our U.S. assembly operations to better align with our supply chain partners, which reduces overhead and improves fixed cost absorption;

•In April 2020, Repeat Precision entered into a new promissory note providing up to $5.0 million in additional borrowing capacity; and

•Amending our revolving credit facility to modify certain covenants and to establish a borrowing base related to our accounts receivable, which we believe provides us with enhanced financial flexibility (as described in more detail in “Note 8. Debt” in our unaudited condensed consolidated financial statements).

NCS continues to evaluate market conditions and will continue to take necessary actions to further reduce our cost base and enhance liquidity should there be a further reduction in the demand for our products and services.

In connection with the reductions in force described above, NCS recorded severance expense of $5.7 million during the year ended December 31, 2020 and no significant severance or termination benefits during the six months ended June 30, 2021. For additional information, see “Note 10. Severance and Other Termination Benefits” of our unaudited condensed consolidated financial statements.

As a result of the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock, we assessed the recoverability of the carrying value of our property and equipment and finite-lived intangible assets as of March 31, 2020 and determined that a triggering event had occurred. As a result of the analysis, we recorded impairment charges of $9.7 million in property and equipment and $40.5 million related to identifiable intangible assets, which we recorded during the first quarter of 2020. There were no impairment charges recorded on our property and equipment or identifiable intangible assets during the remainder of 2020 or for the six months ended June 30, 2021. For additional information, see “Note 5. Property and Equipment” and “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements.

On August 6, 2020, we entered into an amendment to our Senior Secured Credit Facility which, among other changes, reduced the lender commitments in the U.S. under our Senior Secured Credit Facility to $25.0 million and further limited the amount we may borrow subject to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. See —"Liquidity and Capital Resources—Financing Arrangements” for a description of the amendment. Our borrowing base under the Senior Secured Credit Facility as of June 30, 2021 was $10.2 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant, if our business were to be further adversely impacted by a decline in market conditions, including as a result of the COVID-19 pandemic.

Outlook

Based on capital budgets for 2021 that have been set by E&P companies, we believe that industry drilling and completions activity in the U.S. will be modestly higher in 2021 than in 2020 while activity in Canada in 2021 is expected to exceed 2020 levels by a greater amount. Many of our customers in North America committed to generating free cash flow while maintaining production at levels consistent with late 2020, though privately-owned operators have increased activity as commodity prices improved. Many E&P companies have hedges in place for a significant percentage of their 2021 production volumes at oil prices below current market levels, limiting their ability to fully benefit from higher oil prices.

Drilling activity in the U.S. declined sequentially throughout the first half of 2020 before bottoming in the third quarter and increasing in the fourth quarter of 2020 and in early 2021. Completions activity in the U.S. also increased in the first quarter of 2021 as compared to the fourth quarter of 2020, however customer drilling and completion activity in the U.S. in the first quarter of 2021 was negatively impacted by winter storm Uri, which resulted in widespread, but temporary, production shut-ins, unsafe road conditions and other logistical challenges particularly in the Permian Basin and other areas in Texas and Oklahoma. U.S. completion activity increased further in the second quarter of 2021. We believe that the Canadian rig count in the second quarter of 2020 was at the lowest levels of the last 50 years and did not experience a material seasonal increase in the third quarter of 2020. The Canadian rig count recovered, but it remained well below seasonal averages in the fourth quarter of 2020. Similarly, the Canadian rig count experienced the expected seasonal increase in the first quarter of 2021 but was 26% below the same period of 2020; however, the Canadian rig count was 209% higher in the second quarter of 2021 compared to the second quarter of 2020.

We expect that customer drilling and completion activity in the U.S. and Canada in the second half of 2021 will be above the historically low levels experienced during the same period of 2020. The low level of industry activity has led, and is expected to continue to lead, to intense competitive pressure across all of our product and service offerings in North America, which may negatively impact our market share as well as our margins. We currently expect international industry activity to be relatively flat in 2021 as compared to 2020, with activity levels increasing throughout the year.

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

Oil and natural gas prices remain volatile, with WTI crude oil pricing of approximately $48/BBL at the end of December 2020 before increasing to approximately $66/BBL in the second quarter of 2021, with crude oil pricing continuing to be supported by voluntary oil production reductions by members of OPEC and OPEC + as discussed above.

Natural gas pricing was at an average level of $2.03 per MMBtu during 2020 but increased to an average level of $3.50 per MMBtu during the first quarter of 2021 as demand increased, due in part to colder weather in February 2021 and the industry experienced supply disruption due to widespread production freeze-offs. During the second quarter of 2021, natural gas pricing decreased to an average level of $2.95 per MMBtu. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with discounts to Henry Hub pricing narrowing over time as infrastructure bottlenecks have been partially alleviated.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2020	$27.96	$29.70	$1.70
9/30/2020	40.89	42.91	2.00
12/31/2020	42.52	44.32	2.52
3/31/2021	58.09	61.04	3.50
6/30/2021	66.19	68.98	2.95

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the second quarter of 2020, as provided by Baker Hughes Company (“Baker Hughes”). The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2020	378	23	401
9/30/2020	241	46	287
12/31/2020	297	88	385
3/31/2021	378	144	522
6/30/2021	437	71	508

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The rig count in the U.S. began to decline in 2019 and the decline accelerated in 2020 before bottoming in the third quarter and increasing during the fourth quarter of 2020. During the first half of 2021, the average U.S. rig count continued to increase to 437, which is an increase of 47% from 297 in the fourth quarter of 2020 and was 16% higher than the second quarter of 2020. The average land rig count in Canada for the second quarter of 2021 was 209% higher than in the same period in 2020. The U.S. and Canadian rig counts are expected to be higher than historically low prior year levels for the remainder of 2021.

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

The industry experienced a reduction in completions activity in the United States which extended through 2019 and into 2020, with the reduction further accelerating beginning in March 2020 before activity bottomed in the third quarter and began to increase during the fourth quarter of 2020, with increases continuing in early 2021. Current capital budgets from E&P companies indicate that full-year capital spending in 2021 is expected to be slightly above capital spending in 2020, with E&P capital spending for the last two quarters of 2021 expected to be meaningfully higher than during the same period in 2020.

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

Product sales represented 73% and 56% of our revenues for the three months ended June 30, 2021 and 2020, respectively, and 72% and 70% for the six months ended June 30, 2021 and 2020, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 27% and 44% of our revenues for the three months ended June 30, 2021 and 2020, respectively, and 28% and 30% for the six months ended June 30, 2021 and 2020, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenue derived from sales in Canada denominated in Canadian dollars were approximately 43% and 17% for the three months ended June 30, 2021 and 2020, respectively, and approximately 59% and 49% for the six months ended June 30, 2021 and 2020, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

Although most of our sales are to North American E&P companies, we also have sales to customers outside of North America, and we expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China and the Middle East. Our operating partners and representatives do not have authority to contractually bind NCS but market our products in their respective territories as part of their product or service offering.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 23% and 6% for the three months ended June 30, 2021 and 2020, respectively, and approximated 25% and 23% for the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2021	2020	$	% (1)
Revenues
Product sales	$15,764	$4,858	$10,906	224.5%
Services	5,697	3,874	1,823	47.1%
Total revenues	21,461	8,732	12,729	145.8%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	10,668	3,869	6,799	175.7%
Cost of services, exclusive of depreciation and amortization expense shown below	3,259	2,524	735	29.1%
Total cost of sales, exclusive of depreciation and amortization expense shown below	13,927	6,393	7,534	117.8%
Selling, general and administrative expenses	11,823	15,473	(3,650)	(23.6)%
Depreciation	935	994	(59)	(5.9)%
Amortization	167	104	63	60.6%
Loss from operations	(5,391)	(14,232)	8,841	62.1%
Other income (expense)
Interest expense, net	(198)	(424)	226	53.3%
Other income, net	529	8	521	NM
Foreign currency exchange gain (loss), net	242	(217)	459	211.5%
Total other income (expense)	573	(633)	1,206	190.5%
Loss before income tax	(4,818)	(14,865)	10,047	67.6%
Income tax expense (benefit)	726	(5,973)	6,699	112.2%
Net loss	(5,544)	(8,892)	3,348	37.7%
Net income (loss) attributable to noncontrolling interest	251	(135)	386	285.9%
Net loss attributable to NCS Multistage Holdings, Inc.	$(5,795)	$(8,757)	$2,962	33.8%

_______________

(1)NM – Percentage not meaningful

Revenues

Revenues were $21.5 million for the three months ended June 30, 2021 as compared to $8.7 million for the three months ended June 30, 2020. This increase reflected higher product sales and services volumes in all geographic areas except for international services, partially offset by lower pricing for certain products and services. We believe the increase resulted from higher drilling and completion activity in the second quarter of 2021 as compared to 2020, particularly in North America, as oil demand and prices in the second quarter of 2021 were higher than the second quarter of 2020, which was more significantly impacted by COVID-19. Our Canadian revenue also benefited from warmer temperatures, which reduced the duration of the normal seasonal spring break-up. Product sales for the three months ended June 30, 2021 were $15.8 million as compared to $4.9 million for the three months ended June 30, 2020. Services revenue was $5.7 million for the three months ended June 30, 2021 as compared to $3.9 million for the three months ended June 30, 2020.

Cost of sales

Cost of sales was $13.9 million, or 64.9% of revenues, for the three months ended June 30, 2021 as compared to $6.4 million, or 73.2% of revenues, for the three months ended June 30, 2020. Cost of sales as a percentage of total revenues declined due to an increase in revenue and higher utilization of manufacturing capacity and field service personnel. This improvement was partially offset by a reduction in pricing for certain products and services, as well as higher scrap expense and inventory reserves at Repeat Precision related to product design changes. Cost of product sales was $10.7 million, or 67.7% of product sales revenue, and cost of services was $3.3 million, or 57.2% of service revenue, for the three months ended June 30, 2021. For the three months ended June 30, 2020, cost of product sales was $3.9 million, or 79.6% of product sales revenue, and cost of services was $2.5 million, or 65.2% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.8 million for the three months ended June 30, 2021 as compared to $15.5 million for the three months ended June 30, 2020. This overall decrease in expense reflects a decline in severance charges of $3.4 million as compared to 2020 due to the timing of workforce reductions as well as lower share-based compensation, insurance, and research and development expenses of $0.3 million each and bad debt expense of $0.2 million. The overall decrease was partially offset by higher professional fees related to litigation matters of $1.0 million.

Other income, net

Other income, net was $0.5 million for the three months ended June 30, 2021 as compared to $8 thousand for the three months ended June 30, 2020. Other income, net increased due to a gain on the sale of fixed assets, scrap sales and royalties earned on the use of our intellectual property.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain was $0.2 million for the three months ended June 30, 2021 as compared to a loss of $(0.2) million for the three months ended June 30, 2020. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense (benefit) was $0.7 million for the three months ended June 30, 2021 as compared to $(6.0) million for the three months ended June 30, 2020. Included in the tax expense for the three months ended June 30, 2021 was a tax expense of $1.2 million for an increase in valuation allowance on deferred tax assets not expected to be realized. Included in the tax benefit for the three months ended June 30, 2020 was a benefit of $1.1 million related to a reduction in foreign tax expense and a benefit of $1.1 million for a decrease in valuation allowance on deferred tax assets not expected to be realized.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2021	2020	$	% (1)
Revenues
Product sales	$35,938	$44,288	$(8,350)	(18.9)%
Services	14,037	18,994	(4,957)	(26.1)%
Total revenues	49,975	63,282	(13,307)	(21.0)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	24,589	27,317	(2,728)	(10.0)%
Cost of services, exclusive of depreciation and amortization expense shown below	7,616	9,690	(2,074)	(21.4)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	32,205	37,007	(4,802)	(13.0)%
Selling, general and administrative expenses	24,607	36,308	(11,701)	(32.2)%
Depreciation	1,872	2,446	(574)	(23.5)%
Amortization	334	1,237	(903)	(73.0)%
Impairment	—	50,194	(50,194)	(100.0)
Loss from operations	(9,043)	(63,910)	54,867	85.9
Other income (expense)
Interest expense, net	(366)	(746)	380	50.9%
Other income, net	870	166	704	NM
Foreign currency exchange gain (loss), net	392	(207)	599	289.4%
Total other income (expense)	896	(787)	1,683	213.9%
Loss before income tax	(8,147)	(64,697)	56,550	87.4%
Income tax expense (benefit)	854	(6,898)	7,752	112.4%
Net loss	(9,001)	(57,799)	48,798	84.4%
Net income attributable to noncontrolling interest	191	2,507	(2,316)	(92.4)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(9,192)	$(60,306)	$51,114	84.8%

_______________

(1)NM – Percentage not meaningful

Revenues

Revenues were $50.0 million for the six months ended June 30, 2021 as compared to $63.3 million for the six months ended June 30, 2020. This decrease reflected reductions in product sales and services volumes in all geographic areas except for international product sales as well as lower pricing for certain products and services. We believe the decrease in both activity and pricing resulted from the decline in market conditions primarily related to the COVID-19 pandemic, which had a negative impact on our revenues beginning in March 2020, resulting in an overall decline in revenue for the six months ended June 30, 2021 compared to the same period in 2020, as drilling rig and completion activity was substantially lower in the first quarter of 2021 compared to 2020, particularly in North America, although the rig counts have improved in the second quarter of 2021 compared to the second quarter of 2020. Product sales for the six months ended June 30, 2021 were $35.9 million as compared to $44.3 million for the six months ended June 30, 2020. Services revenue was $14.0 million for the six months ended June 30, 2021 as compared to $19.0 million for the six months ended June 30, 2020.

Cost of sales

Cost of sales was $32.2 million, or 64.4% of revenues, for the six months ended June 30, 2021 as compared to $37.0 million, or 58.5% of revenues, for the six months ended June 30, 2020. Cost of sales as a percentage of total revenues increased due to the significant reduction in revenue, leading to under-utilization of manufacturing capacity and field service personnel, even after the reduction of our capacity and staff, as well as a reduction in pricing for certain products and services. Cost of sales in the first half of 2021 was also impacted by higher scrap expense and inventory reserves at Repeat Precision related to product design changes. We believe that our cost of sales as a percentage of revenue was negatively impacted by a decline in oil and gas market activity levels primarily related to the COVID-19 pandemic. Cost of product sales was $24.6 million, or 68.4% of product sales revenue, and cost of services was $7.6 million, or 54.3% of service revenue, for the six months ended June 30, 2021. For the six months ended June 30,

2020, cost of product sales was $27.3 million, or 61.7% of product sales revenue, and cost of services was $9.7 million, or 51.0% of service revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.6 million for the six months ended June 30, 2021 as compared to $36.3 million for the six months ended June 30, 2020. This overall decrease in expense reflects reductions in compensation and benefits associated with lower headcount and lower salary and wages, share-based compensation, bad debt expense, and research and development expense of $2.8 million, $0.9 million, $0.7 million and $0.4 million, respectively. In addition, severance charges declined by $4.8 million as compared to 2020 due to the timing of workforce reductions. We believe that travel restrictions enacted in response to the COVID-19 pandemic had a slightly favorable impact on our SG&A expense, primarily due to a reduction in travel and entertainment expenses, which decreased by $0.3 million.

Depreciation

Depreciation was $1.9 million for the six months ended June 30, 2021 as compared to $2.4 million for the six months ended June 30, 2020. The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures in 2020 and 2021 have been lower than in prior years. See “Note 5. Property and Equipment” of our unaudited condensed consolidated financial statements for additional detail.

Amortization

Amortization was $0.3 million for the six months ended June 30, 2021 as compared to $1.2 million for the six months ended June 30, 2020. The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software, customer relationships, and trademarks. See “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Impairment

On March 31, 2020, we evaluated our property and equipment and finite-lived intangible assets for impairment due to current industry conditions such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. We determined that the carrying amount of certain of our long-lived assets exceeded the corresponding fair value. We recorded impairment charges of $9.7 million in property and equipment and $40.5 million in finite-lived intangible assets. See “Note 5. Property and Equipment” and “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements for additional detail. There were no additional impairment charges related to our goodwill, property and equipment or identifiable intangible assets during the three months ended June 30, 2020 or for the six months ended June 30, 2021.

Other income, net

Other income, net was $0.9 million for the six months ended June 30, 2021 as compared to $0.2 million for the six months ended June 30, 2020. Other income, net increased due to a gain on the sale of fixed assets, scrap sales and royalties earned on the use of our intellectual property.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain was $0.4 million for the six months ended June 30, 2021 as compared to a loss of $(0.2) million for the six months ended June 30, 2020. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense (benefit) was $0.9 million for the six months ended June 30, 2021 as compared to $(6.9) million for the six months ended June 30, 2020. Included in the tax expense for the six months ended June 30, 2021 was a tax expense of $1.9 million for an increase in valuation allowance on deferred tax assets not expected to be realized and a tax expense of $0.5 million for foreign taxes. Included in the tax benefit for the six months ended June 30, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the CARES Act including a tax benefit of $(0.9) million related to a NOL carryback allowed under the CARES Act that was previously unavailable, and a tax expense of $9.4 million for an increase in valuation allowance on deferred tax assets not expected to be realized. Also included in tax benefit for the six months ended June 30, 2020 was a tax expense of $1.4 million for an increase in valuation allowance on Canadian deferred tax assets, as well as a benefit of $1.1 million related to non-U.S. income taxed at different rates. Additionally, the tax expense (benefit) for the six months ended June 30, 2021 and 2020 included a tax expense of $0.5 million and $1.2 million, respectively, for the tax effect of stock awards.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of June 30, 2021, we had cash and cash equivalents of $13.9 million and total outstanding indebtedness of $6.0 million, of which no amount is currently outstanding under our Senior Secured Credit Facility other than letter of credit commitments of less than $0.1 million. The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million. Total borrowings are limited to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. We were in compliance with our debt covenants at June 30, 2021. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months. Our borrowing base under the Senior Secured Credit Facility as of June 30, 2021 was $10.2 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business continues to be adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the six months ended June 30, 2021 and 2020 were $0.5 million and $0.7 million, respectively. We plan to incur approximately $0.8 million to $1.5 million in capital expenditures during 2021, which includes (i) additional machining and other capital equipment at Repeat Precision, (ii) internally-developed software, (iii) additional equipment to support our tracer diagnostics services and (iv) vehicles used in international operations.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$1,090	$20,148
Net cash used in investing activities	(316)	(621)
Net cash (used in) provided by financing activities	(2,580)	954
Effect of exchange rate changes on cash and cash equivalents	160	(465)
Net change in cash and cash equivalents	$(1,646)	$20,016

Operating Activities

Net cash provided by operating activities was $1.1 million and $20.1 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash flow was primarily driven by lower net income in 2021 compared to 2020, after adjusting for impairment charges, and unfavorable changes in accounts receivable and other liabilities as well as lower non-cash share-based compensation and depreciation and amortization expenses. The decrease was partially offset by favorable changes in accounts payable, income taxes receivable/payable and prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $0.3 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash used in investing activities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily related to reduced capital expenditures for property and equipment and higher asset sale proceeds partially offset by an increase in purchase and development of software and technology.

Financing Activities

Net cash (used in) provided by financing activities was $(2.6) million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. Our primary use of funds for the six months ended June 30, 2021 was $1.8 million of distributions to our joint venture partner and principal payments under finance leases of $0.6 million. The primary source of cash from financing activities in 2020 was borrowing $5.0 million under our Senior Secured Credit Facility, partially offset by distributions to our joint venture partner of $3.1 million and principal payments under finance leases of $0.8 million.

Financing Arrangements

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower (the “U.S. Borrower”), NCS Multistage Inc., as Canadian borrower (the “Canadian Borrower”; together with the U.S. Borrower, the “Borrowers”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”), the lenders party thereto, Wells Fargo Bank, National Association as administrative agent (the “U.S. Agent”) in respect of the U.S. facility provided therein and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent (the “Canadian Agent”) in respect of the Canadian Facility provided therein. The 2019 Credit Agreement amended and restated our prior credit agreement in its entirety. See our Annual Report for the year ended December 31, 2020 for additional details regarding our 2019 Credit Agreement.

On August 6, 2020, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”; the 2019 Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Borrowers, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, the U.S. Agent and the Canadian Agent. The facility provided pursuant to the Amended Credit Agreement is referred to herein as the “Senior Secured Credit Facility”.

The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans. The Canadian Borrower may make borrowings under the Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Senior Secured Credit Facility may be limited subject to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. The Senior Secured Credit Facility will mature on May 1, 2023.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of June 30, 2021, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

The Amended Credit Agreement includes customary events of default for facilities of this type (with customary materiality thresholds and grace periods, as applicable). If an event of default occurs, the lenders party to the Amended Credit Agreement may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders party to the Amended Credit Agreement also have the right upon an event of default thereunder to terminate any commitments to provide further borrowings and to proceed against the collateral securing the Senior Secured Credit Facility.

Repeat Precision also has an outstanding promissory note with an aggregate borrowing capacity of up to $4.3 million as of June 30, 2021, subject to a borrowing base. See “Note 8. Debt” of our consolidated financial statements for further information regarding the promissory note.

Contractual Obligations

Except for the finance lease as discussed in “Note 5. Property and Equipment” and operating leases as discussed in “Note 9. Commitments and Contingencies” in our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments from those disclosed in the Annual Report for the year ended December 31, 2020.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•the risks and uncertainties relating to public health crises, including the COVID-19 pandemic and its continuing impact on market conditions and our business, financial condition, results of operations, cash flows and stock price;

•declines in the level of oil and natural gas exploration and production activity within Canada and the United States;

•oil and natural gas price fluctuations;

•the financial health of our customers including their ability to pay for products or services provided;

•inability to successfully implement our strategy of increasing sales of products and services into the United States;

•significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

•loss of significant customers;

•our inability to successfully develop and implement new technologies, products and services;

•our inability to protect and maintain critical intellectual property assets;

•losses and liabilities from uninsured or underinsured business activities;

•our failure to identify and consummate potential acquisitions;

•our inability to integrate or realize the expected benefits from acquisitions;

•currency exchange rate fluctuations;

•impact of severe weather conditions;

•risks resulting from the operations of a joint venture arrangement;

•restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;

•changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;

•our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;

•change in trade policy, including the impact of additional tariffs;

•our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;

•failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, guidelines and regulations for the use of explosives, the CARES Act and the U.S. Tax Cuts and Jobs Act of 2017;

•loss of our information and computer systems;

•system interruptions or failures, including complications with our enterprise resource planning system, cyber security breaches, identity theft or other disruptions that could compromise our information;

•impairment in the carrying value of long-lived assets and goodwill;

•our failure to establish and maintain effective internal control over financial reporting;

•our success in attracting and retaining qualified employees and key personnel;

•risks and uncertainties relating to cost reduction efforts or savings we may realize from such cost reduction efforts;

•the reduction in our Senior Secured Credit Facility borrowing base or our inability to comply with the covenants in our debt agreements; and

•our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 9. Commitments and Contingencies” of our condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2020, except as set forth below:

Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages, which occurrences could have a material adverse effect on our business, results of operations and financial conditions.

We use explosive materials in our manufacturing processes and products. The use of explosives is an inherently dangerous activity. These activities subject us to extensive environmental and health and safety laws and regulations including guidelines and regulations for the purchase, manufacture, handling, transport, import, storage and use of explosives issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Federal Motor Carrier Safety regulations set forth by the U.S. Department of Transportation and the Safety Library Publications of the Institute of Makers of Explosives. Despite our use of specialized facilities to store and handle dangerous materials and our employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion or related environmental law violation could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.

Item 6.  Exhibits

Exhibit
No.		Description
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2021	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized
Signatory)