Form 10-Q
period 2021-09-30
NCS Multistage Holdings, Inc.
filed 2021-11-02
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 2,380,374 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$18,444	$15,545
Accounts receivable—trade, net	22,617	21,925
Inventories, net	33,668	34,871
Prepaid expenses and other current assets	3,128	2,975
Other current receivables	5,405	8,358
Total current assets	83,262	83,674
Noncurrent assets
Property and equipment, net	25,592	24,435
Goodwill	15,222	15,222
Identifiable intangibles, net	5,911	6,413
Operating lease assets	5,041	5,170
Deposits and other assets	3,201	3,559
Deferred income taxes, net	272	205
Total noncurrent assets	55,239	55,004
Total assets	$138,501	$138,678
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$5,571	$4,943
Accrued expenses	5,935	3,347
Income taxes payable	636	653
Operating lease liabilities	1,738	1,826
Current maturities of long-term debt	1,653	1,347
Other current liabilities	2,218	2,768
Total current liabilities	17,751	14,884
Noncurrent liabilities
Long-term debt, less current maturities	6,578	4,442
Operating lease liabilities, long-term	3,862	3,989
Other long-term liabilities	1,836	1,864
Deferred income taxes, net	155	13
Total noncurrent liabilities	12,431	10,308
Total liabilities	30,182	25,192
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,397,735 shares issued and 2,380,353 shares outstanding at September 30, 2021 and 2,371,992 shares issued
and 2,359,918 shares outstanding at December 31, 2020	24	24
Additional paid-in capital	436,040	432,801
Accumulated other comprehensive loss	(81,964)	(81,780)
Retained deficit	(263,024)	(256,628)
Treasury stock, at cost; 17,382 shares at September 30, 2021 and 12,074 shares
at December 31, 2020	(1,006)	(809)
Total stockholders’ equity	90,070	93,608
Non-controlling interest	18,249	19,878
Total equity	108,319	113,486
Total liabilities and stockholders' equity	$138,501	$138,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Product sales	$21,229	$11,660	$57,167	$55,948
Services	11,182	4,652	25,219	23,646
Total revenues	32,411	16,312	82,386	79,594
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	12,898	7,874	37,487	35,191
Cost of services, exclusive of depreciation and amortization expense shown below	4,738	2,334	12,354	12,024
Total cost of sales, exclusive of depreciation and amortization expense shown below	17,636	10,208	49,841	47,215
Selling, general and administrative expenses	10,982	12,474	35,589	48,782
Depreciation	985	1,000	2,857	3,446
Amortization	168	103	502	1,340
Impairment	—	—	—	50,194
Income (loss) from operations	2,640	(7,473)	(6,403)	(71,383)
Other (expense) income
Interest expense, net	(163)	(876)	(529)	(1,622)
Other income, net	176	414	1,046	580
Foreign currency exchange (loss) gain	(236)	(260)	156	(467)
Total other (expense) income	(223)	(722)	673	(1,509)
Income (loss) before income tax	2,417	(8,195)	(5,730)	(72,892)
Income tax (benefit) expense	(809)	(3,058)	45	(9,956)
Net income (loss)	3,226	(5,137)	(5,775)	(62,936)
Net income attributable to non-controlling interest	430	726	621	3,233
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$2,796	$(5,863)	$(6,396)	$(66,169)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.16	$(2.48)	$(2.67)	$(28.01)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.14	$(2.48)	$(2.67)	$(28.01)
Weighted average common shares outstanding
Basic (1)	2,401	2,368	2,394	2,362
Diluted (1)	2,445	2,368	2,394	2,362

_______________

(1)Amounts in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$3,226	$(5,137)	$(5,775)	$(62,936)
Foreign currency translation adjustments, net of tax of $0	(1,007)	809	(184)	(2,848)
Comprehensive income (loss)	2,219	(4,328)	(5,959)	(65,784)
Less: Comprehensive income attributable to non-controlling interest	430	726	621	3,233
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$1,789	$(5,054)	$(6,580)	$(69,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2020	—	$—	2,371,992	$24	$432,801	$(81,780)	$(256,628)	(12,074)	$(809)	$19,878	$113,486
Share-based compensation	—	—	—	—	1,170	—	—	—	—	—	1,170
Net loss	—	—	—	—	—	—	(3,397)	—	—	(60)	(3,457)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Vesting of restricted stock	—	—	24,050	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(5,089)	(191)	—	(191)
Currency translation adjustment	—	—	—	—	—	293	—	—	—	—	293
Balances as of March 31, 2021	—	$—	2,396,042	$24	$433,971	$(81,487)	$(260,025)	(17,163)	$(1,000)	$18,568	$110,051
Share-based compensation	—	—	—	—	1,051	—	—	—	—	—	1,051
Net (loss) income	—	—	—	—	—	—	(5,795)	—	—	251	(5,544)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	1,693	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(219)	(6)	—	(6)
Currency translation adjustment	—	—	—	—	—	530	—	—	—	—	530
Balances as of June 30, 2021	—	$—	2,397,735	$24	$435,022	$(80,957)	$(265,820)	(17,382)	$(1,006)	$18,319	$105,582
Share-based compensation	—	—	—	—	1,018	—	—	—	—	—	1,018
Net income	—	—	—	—	—	—	2,796	—	—	430	3,226
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Currency translation adjustment	—	—	—	—	—	(1,007)	—	—	—	—	(1,007)
Balances as of September 30, 2021	—	$—	2,397,735	$24	$436,040	$(81,964)	$(263,024)	(17,382)	$(1,006)	$18,249	$108,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Loss	Deficit	Shares (1)	Amount	Interest	Equity
Balances as of December 31, 2019	—	$—	2,345,289	$23	$425,079	$(80,811)	$(199,029)	(4,633)	$(652)	$18,935	$163,545
Share-based compensation	—	—	—	—	2,950	—	—	—	—	—	2,950
Net (loss) income	—	—	—	—	—	—	(51,549)	—	—	2,642	(48,907)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,050)	(3,050)
Vesting of restricted stock	—	—	24,099	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(6,892)	(151)	—	(151)
Currency translation adjustment	—	—	—	—	—	(5,249)	—	—	—	—	(5,249)
Balances as of March 31, 2020	—	$—	2,369,388	$24	$428,028	$(86,060)	$(250,578)	(11,525)	$(803)	$18,527	$109,138
Share-based compensation	—	—	—	—	1,722	—	—	—	—	—	1,722
Net loss	—	—	—	—	—	—	(8,757)	—	—	(135)	(8,892)
Exercise of stock options	—	—	675	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	666	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(224)	(2)	—	(2)
Currency translation adjustment	—	—	—	—	—	1,592	—	—	—	—	1,592
Balances as of June 30, 2020	—	$—	2,370,729	$24	$429,750	$(84,468)	$(259,335)	(11,749)	$(805)	$18,392	$103,558
Share-based compensation	—	—	—	—	1,602	—	—	—	—	—	1,602
Net (loss) income	—	—	—	—	—	—	(5,863)	—	—	726	(5,137)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(750)	(750)
Vesting of restricted stock	—	—	1,230	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(315)	(4)	—	(4)
Currency translation adjustment	—	—	—	—	—	809	—	—	—	—	809
Balances as of September 30, 2020	—	$—	2,371,959	$24	$431,352	$(83,659)	$(265,198)	(12,064)	$(809)	$18,368	$100,078

_______________

(1) Amounts as of December 31, 2019 and in 2020 have been retrospectively adjusted for the 1-for-20 reverse stock split that was effective on December 1, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,775)	$(62,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,359	4,786
Impairment	—	50,194
Amortization of deferred loan costs	211	226
Write-off of deferred loan costs	—	606
Share-based compensation	5,208	6,477
Provision for inventory obsolescence	1,715	1,198
Deferred income tax expense (benefit)	79	(2,069)
Gain on sale of property and equipment	(310)	(514)
Provision for doubtful accounts	(129)	895
Proceeds from note receivable	223	300
Changes in operating assets and liabilities:
Accounts receivable—trade	(761)	25,814
Inventories, net	(613)	1,386
Prepaid expenses and other assets	39	(2,754)
Accounts payable—trade	902	(4,555)
Accrued expenses	2,606	131
Other liabilities	(2,706)	1,421
Income taxes receivable/payable	2,673	(6,098)
Net cash provided by operating activities	6,721	14,508
Cash flows from investing activities
Purchases of property and equipment	(342)	(1,882)
Purchase and development of software and technology	(324)	—
Proceeds from sales of property and equipment	369	704
Net cash used in investing activities	(297)	(1,178)
Cash flows from financing activities
Payments on equipment note and finance leases	(958)	(1,268)
Line of credit borrowings	360	5,000
Payments on revolver	(360)	(15,000)
Treasury shares withheld	(197)	(157)
Distribution to noncontrolling interest	(2,250)	(3,800)
Payment of deferred loan cost related to senior secured credit facility	—	(482)
Net cash used in financing activities	(3,405)	(15,707)
Effect of exchange rate changes on cash and cash equivalents	(120)	(231)
Net change in cash and cash equivalents	2,899	(2,608)
Cash and cash equivalents beginning of period	15,545	11,243
Cash and cash equivalents end of period	$18,444	$8,635
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$3,711	$5,102
Leased assets obtained in exchange for new operating lease liabilities	$1,736	$2,573
Return of vehicles under finance lease	$(187)	$(722)

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”). We consolidate Repeat Precision, LLC (“Repeat Precision”), a 50% owned entity, because NCS has a controlling voting interest. The other party’s ownership is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. For public entities, this guidance became effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU No. 2019-12 on a prospective basis on January 1, 2021, with no material impact on our condensed consolidated financial statements.

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

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States
Product sales	$5,324	$8,192	$18,762	$29,319
Services	2,715	1,143	6,328	5,588
Total United States	8,039	9,335	25,090	34,907
Canada
Product sales	15,678	2,762	36,877	24,740
Services	6,423	931	14,653	9,819
Total Canada	22,101	3,693	51,530	34,559
Other Countries
Product sales	227	706	1,528	1,889
Services	2,044	2,578	4,238	8,239
Total Other Countries	2,271	3,284	5,766	10,128
Total
Product sales	21,229	11,660	57,167	55,948
Services	11,182	4,652	25,219	23,646
Total revenues	$32,411	$16,312	$82,386	$79,594

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table includes the current contract liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

Balance at December 31, 2020	$51
Additions	786
Revenue recognized	(756)
Balance at September 30, 2021	$81

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of September 30, 2021 and December 31, 2020 is included in current liabilities on our condensed consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. There was no revenue recognized from the contract liability balance for the three months ended September 30, 2021 and 2020, respectively. Revenue recognized from the contract liability balance was $0.8 million and $8 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$2,143	$1,752
Work in process	238	287
Finished goods	31,287	32,832
Total inventories, net	$33,668	$34,871

Note 4.  Other Current Receivables

Other current receivables consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Current income tax receivables	$3,492	$6,295
Employee receivables	306	544
Other receivables	1,607	1,519
Total other receivables, net	$5,405	$8,358

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The other receivables balance as of September 30, 2021 includes the U.S. employee retention credit (“ERC”) claims we have filed. See “Note 9. Commitments and Contingencies” for additional information. Other receivables as of December 31, 2020 include $1.2 million associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC, as disclosed in our Annual Report.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Land	$1,699	$1,695
Building and improvements	8,523	8,511
Machinery and equipment	18,024	18,211
Computers and software	2,375	2,374
Furniture and fixtures	1,149	1,150
Vehicles	313	442
Right of use assets - finance leases	10,703	8,020
Service equipment	244	244
	43,030	40,647
Less: Accumulated depreciation and amortization	(17,810)	(16,312)
	25,220	24,335
Construction in progress	372	100
Property and equipment, net	$25,592	$24,435

In May 2021, we renewed our laboratory lease in Tulsa, Oklahoma, which is now being treated as a finance lease. We recorded a long-term asset totaling $0.8 million and a corresponding lease liability. The lease has a five year term through May 2026.

In August 2020, Repeat Precision entered into a build-to-suit lease agreement for a warehouse and operations facility in Odessa, Texas. In July 2021, construction was completed, and Repeat Precision began to occupy the facility. The lease is accounted for as a finance lease pursuant to which we recorded a long-term asset and corresponding liability of $2.3 million. The lease extends for a 10-year term through June 2031.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We also maintain a vehicle leasing arrangement with a fleet management company to lease light vehicles and trucks that meet the criteria to record as finance leases. As a cost-saving measure in response to unfavorable market conditions due to the Coronavirus disease 2019 (“COVID-19”) pandemic, we returned many of these leased vehicles to the fleet management company for sale. During the nine months ended September 30, 2020, we retired lease vehicles with a net book value of $1.1 million, subject to an outstanding lease obligation of $0.7 million, for which we received proceeds of $1.0 million resulting in a gain on the sale. The surrender of these vehicles and the retirement of the related lease obligations of $0.7 million has been included as a non-cash investing and financing activity in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2020.

The following table presents the depreciation expense associated with the following income statement line items for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales
Cost of product sales	$349	$258	$1,050	$1,341
Cost of services	168	251	540	811
Selling, general and administrative expenses	468	491	1,267	1,294
Total depreciation	$985	$1,000	$2,857	$3,446

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three and nine months ended September 30, 2021, and accordingly no impairment loss was recorded.

During the first quarter of 2020, we performed an impairment analysis to assess the recoverability of the carrying values for our property and equipment because we determined that a triggering event had occurred. Evidence that led to a triggering event included the industry conditions, such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we recorded an impairment charge of $9.7 million in our property and equipment, primarily related to our land, building and improvements and machinery and equipment, to the extent the carrying value exceeded the estimated fair value as of March 31, 2020. We did not identify any triggering events during the second or third quarters of 2020 that required further impairment testing. Therefore, we did not record any impairment charges after March 31, 2020.

Note 6.  Goodwill and Identifiable Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform our annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of September 30, 2021, we did not identify any triggering events that would indicate potential impairment of goodwill at Repeat Precision, our only reportable unit with goodwill, which totaled $15.2 million. Therefore, no impairment has been recorded for the three and nine months ended September 30, 2021.

As of March 31, 2020, we performed a quantitative impairment analysis for goodwill utilizing a market participant perspective and determined that the fair value exceeded the carrying value of our reporting unit. During the second and third quarters of 2020, we did not identify any triggering events that indicated impairment of goodwill. Accordingly, there was no impairment charge recorded for goodwill for the three and nine months ended September 30, 2020.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2021
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(281)	$3,677
Customer relationships	10	4,100	(1,914)	2,186
Total amortizable intangible assets		$8,058	$(2,195)	$5,863
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,195)	$5,911

		December 31, 2020
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(87)	$3,871
Customer relationships	10	4,100	(1,606)	2,494
Total amortizable intangible assets		$8,058	$(1,693)	$6,365
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(1,693)	$6,413

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no impairment charges recorded for our identifiable intangibles for the three and nine months ended September 30, 2021.

On March 31, 2020, we evaluated our intangible assets for impairment due to current industry conditions including a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. As a result of the analysis, we determined that the carrying values of certain intangible assets were no longer recoverable, which resulted in an impairment charge of $11.9 million in the asset group that includes fracturing systems and well construction related to technology and internally-developed software and an impairment charge of $28.6 million in our tracer diagnostics asset group related to customer relationships, technology, internally-developed software and trademarks, each recorded on March 31, 2020. Following the impairment charges in the first quarter of 2020, we had no remaining identifiable intangible balances in the asset group that includes our fracturing systems and well construction or our tracer diagnostics asset group. There were no impairment charges recorded for our identifiable intangibles after March 31, 2020.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Accrued payroll and bonus	$4,489	$999
Property and franchise taxes accrual	424	505
Severance and other termination benefits (Note 10)	—	730
Accrued other miscellaneous liabilities	1,022	1,113
Total accrued expenses	$5,935	$3,347

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Debt

Our long-term debt consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Senior Secured Credit Facility	$—	$—
Promissory notes	—	—
Finance leases	8,231	5,789
Total debt	8,231	5,789
Less: current portion	(1,653)	(1,347)
Long-term debt	$6,578	$4,442

The estimated fair value of total debt as of September 30, 2021 and December 31, 2020 was $7.8 million and $5.6 million, respectively. The fair value for the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

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

The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to the U.S. Borrower, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million may be made available for swingline loans. The Canadian Borrower may make borrowings under the Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Senior Secured Credit Facility may be limited subject to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. Our borrowing base under the Senior Secured Credit Facility as of September 30, 2021 was $13.7 million. The Senior Secured Credit Facility will mature on May 1, 2023. As of September 30, 2021 and December 31, 2020, we had no outstanding indebtedness under the Senior Secured Credit Facility, and we utilized letter of credit commitments of less than $0.1 million.

Borrowings under the Senior Secured Credit Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. The applicable interest rate at September 30, 2021 was 3.75%. We incurred interest expense related to the Senior Secured Credit Facility, including commitment fees, of $28 thousand and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

monthly (if availability is greater than or equal to 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of September 30, 2021, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months. However, if market conditions, including reduced demand for oil, lower customer spending and the resulting low level of demand for our products and services, were to deteriorate from current levels, it will have a material negative impact on our financial performance. We can make no assurances that the current or future actions taken by us will provide us with adequate future liquidity if the current economic environment worsens.

We capitalized direct costs of $1.2 million in connection with the Senior Secured Credit Facility and prior amendment, which were being amortized over the term of the Senior Secured Credit Facility using the straight-line method. The Amendment reduced the overall potential capacity under the Amended Credit Agreement from $75.0 million to $25.0 million. Therefore, we expensed $0.6 million of deferred loan costs during the third quarter of 2020, which was commensurate with the reduction in potential capacity. We capitalized new deferred loan costs associated with the Amendment totaling $0.6 million, which is being amortized over the remaining term of the facility. Amortization expense of the deferred financing charges of $0.1 million was included in interest expense, net for each of the three months ended September 30, 2021 and 2020, respectively, and $0.2 million for each of the nine months ended September 30, 2021 and 2020, respectively.

Promissory Notes

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg. The note bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and continues to be renewed on an annual basis. The note is currently scheduled to mature on February 12, 2022. Total borrowings may be limited subject to a borrowing base calculation which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of September 30, 2021 and December 31, 2020, Repeat Precision had no outstanding indebtedness under the promissory note.

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

Finance Leases

Finance leases include two buildings in Odessa, Texas and a laboratory in Tulsa, Oklahoma. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light vehicles and trucks that meet the finance lease criteria.

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

On April 8, 2020, we filed a lawsuit alleging infringement of U.S. Patent No. 10,465,445 (the “‘445 Patent”) against Nine Energy Service, Inc. (“Nine”) in the Western District of Texas, Waco Division (“Waco District Court”). On July 9, 2020, we filed a lawsuit against TCO AS (“TCO”) also alleging infringement of the ‘445 Patent. The claim construction hearings for the Nine and TCO lawsuits were heard in the Waco District Court on January 14, 2021 and June 4, 2021, respectively. On February 18, 2021 and March 24, 2021, respectively, the Patent Trial and Appeal Board decided to not institute a trial with regards to TCO’s request for a ‘445 Patent post-grant review and Nine’s request for a ‘445 Patent inter partes review. The litigation against Nine and TCO is currently scheduled for trial beginning January 18, 2022 and May 23, 2022, respectively. On February 12, 2021, Nine filed a lawsuit against us alleging infringement of their U.S. Patent No. 10,871,053 in the Waco District Court and Nine voluntarily dismissed this claim without prejudice on April 16, 2021.

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

Patent Infringement Settlement

As further disclosed in our Annual Report, we recorded a $25.7 million gain on a patent infringement settlement in our consolidated financial statements in the fourth quarter of 2020 related to litigation with Diamondback Industries, Inc. (“Diamondback”). During the nine months ended September 30, 2021, we have received less than $0.1 million of preference claims related to this patent infringement settlement which are included as other income, net in the accompanying condensed consolidated statements of operations. In April 2020, we received $1.1 million of proceeds from our directors’ and officers’ liability insurance related to the reimbursement of legal expenses that we incurred to defend a director and officer in the Diamondback litigation. The legal fees incurred exceeded the amount of the insurance proceeds as of September 30, 2020, both of which were recorded in the condensed consolidated statements of operations under general and administrative expenses for the nine months ended September 30, 2020. These legal fees and insurance proceeds were components of the overall gain on patent infringement settlement recorded during the fourth quarter of 2020.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020 in response to the COVID-19 pandemic provided certain employee retention tax credits for qualified employers who continued to employ personnel despite government-mandated shutdowns or work stoppages, and for which the employer suffered year-over-year revenue declines of at least 50%. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted, which modified and expanded eligibility for the ERC, among other provisions. This new law refined the definition of small business employers to those who had fewer than 500 employees during 2019, and provided that such small business employers were eligible for a credit if year-over-year revenue (using 2019 as a base year compared to 2021) declined by more than 20%. Under the new law, qualified employers could claim a refundable tax credit up to 70% of $10 thousand in eligible wages per U.S. employee, or a maximum benefit of $7 thousand per employee per quarter, for the first and second quarters of 2021. This credit would reduce the employer’s portion of social security tax. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the ERC under the same terms for the third and fourth quarters of 2021.

We evaluated our eligibility for the ERC and determined that we are eligible for refundable tax credits totaling $3.2 million for the nine months ended September 30, 2021, of which $0.9 million is included in cost of sales and $2.3 million is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The refundable tax credits include $0.5 million pertaining to Repeat Precision, of which $0.1 million is associated with credits earned for activity in 2020. Of the

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

aggregate credits claimed as of September 30, 2021, we received $1.9 million and have included $1.3 million in other current receivables on our condensed consolidated balance sheet as of September 30, 2021. Our eligibility for the ERC for the fourth quarter of 2021 is dependent upon qualifying revenue declines as compared to 2019 and the continuation of the program.

Operating Leases

In May 2021, we renewed operating leases for our office and manufacturing facilities in Tulsa, Oklahoma. We recorded long-term right-of-use assets totaling approximately $1.1 million and corresponding operating lease liabilities. The leases have five year terms extending through May 2026. On September 30, 2021, we extended an operating lease for a facility in Grande Prairie, Canada for an additional five year term and recorded a right-of-use asset and corresponding liability totaling $0.5 million.

Note 10. Severance and Other Termination Benefits

During 2020, we implemented various workforce reductions resulting in the termination of approximately 190 employees, temporary furloughs for certain employees and lower compensation levels for executives and employees not participating in furloughs in response to the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic and reduced demand for oil. In connection with these reductions in workforce and executive departures, we incurred a cumulative $5.7 million in one-time severance costs, of which $0.8 million and $5.6 million were recorded in the condensed consolidated statements of operations under general and administrative expenses for the three and nine months ended September 30, 2020. We did not incur any significant severance or termination benefits related to these workforce reductions during the three and nine months ended September 30, 2021.

Below is a reconciliation of the beginning and ending liability balance (in thousands):

Beginning balance, December 31, 2020	$730
Severance payments	(730)
Ending balance, September 30, 2021	$—

We paid our obligations pursuant to this severance and other termination benefits liability as of April 2021.

Note 11.  Share-Based Compensation

During the nine months ended September 30, 2021, we granted 68,339 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $38.45. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on the anniversary of the date of grant. The RSUs granted to the members of our Board will vest on the one year anniversary of the grant date and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the nine months ended September 30, 2021, we granted 51,364 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $37.53. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee.

In addition, during the nine months ended September 30, 2021, we granted 17,004 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2021 to December 31, 2023. The PSUs grant date fair value of $66.14 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2024. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total share-based compensation expense for all awards was $1.4 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $5.2 million and $6.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (33.5)% and (0.8)% for the three and nine months ended September 30, 2021, respectively, and 37.3% and 13.7% for the three and nine months ended September 30, 2020, respectively.

The following items caused the quarterly or year-to-date ETR to be significantly different from the applicable statutory tax rate:

•During the three and nine months ended September 30, 2021, we recorded an income tax benefit of approximately $1.5 million and an expense of approximately $0.4 million, respectively, for changes in valuation allowance on deferred tax assets not expected to be realized, which reduced the ETR by 61.3% and 7.6%, respectively.

•During the three and nine months ended September 30, 2020, we recorded an income tax expense of approximately $0.1 million and an expense of approximately $10.9 million, respectively, for changes in valuation allowance on deferred tax assets not expected to be realized, which reduced the ETR by 1.5 % and 14.9%, respectively.

Note 13.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share from net income (loss) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$3,226	$(5,137)	$(5,775)	$(62,936)
Less: income attributable to non-controlling interest	430	726	621	3,233
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$2,796	$(5,863)	$(6,396)	$(66,169)

Denominator
Basic weighted average number of shares (1)	2,401	2,368	2,394	2,362
Dilutive effect of stock options, RSUs and PSUs	44	—	—	—
Diluted weighted average number of shares (1)	2,445	2,368	2,394	2,362

Earnings (loss) per common share
Basic (1)	$1.16	$(2.48)	$(2.67)	$(28.01)
Diluted (1)	$1.14	$(2.48)	$(2.67)	$(28.01)

Potentially dilutive securities excluded as anti-dilutive (1)	173	230	255	230

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

Outlook

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly related to oil and natural gas prices.

Based on capital budgets for 2021 that have been set by E&P companies, we believe that industry drilling and completions activity in the U.S. will be modestly higher in 2021 than in 2020 while activity in Canada in 2021 is expected to exceed 2020 levels by a greater amount. Many of our customers in North America committed to generating free cash flow while maintaining production at levels consistent with late 2020, though privately-owned operators have increased activity as commodity prices improved. Many E&P companies have hedges in place for a significant percentage of their 2021 production volumes at oil and natural gas prices below current market levels, limiting their ability to fully benefit from higher commodity prices.

Drilling activity in the U.S. declined sequentially throughout the first half of 2020 before bottoming in the third quarter and increasing in the fourth quarter of 2020 and throughout 2021. Completions activity in the U.S. has also increased throughout 2021, though customer drilling and completion activity in the U.S. in the first quarter of 2021 was negatively impacted by winter storm Uri. We believe that the Canadian rig count in the second quarter of 2020 was at the lowest levels of the last 50 years and did not experience a material seasonal increase in the third quarter of 2020. The Canadian rig count recovered, but it remained well below seasonal averages in the fourth quarter of 2020. Similarly, the Canadian rig count experienced the expected seasonal increase in the first quarter of 2021 but was 26% below the same period of 2020; however, by the second quarter of 2021, the Canadian rig count had surpassed 2020 levels and was 228% higher in the third quarter of 2021 compared to the third quarter of 2020. Additionally, during the third quarter of 2021, the Canadian rig count surpassed 2019 levels, prior to the Coronavirus disease 2019 (“COVID-19”) pandemic, indicating a stronger industry recovery in Canada than in the U.S.

We expect that customer drilling and completion activity in the U.S. and Canada in the fourth quarter of 2021 will be above the historically low levels experienced during the same period of 2020 and in line with or slightly higher than in the third quarter of 2021. We currently expect international industry activity to be relatively flat in 2021 as compared to 2020, with activity levels continuing to increase through the remainder of the year. Despite the recent improvements in industry activity levels, we continue to face intense competitive pressure across all of our product and services offerings in North America, which may negatively impact our market share as well as our margins.

COVID-19 Impacts on the Oil & Gas Market and NCS Multistage

COVID-19 is an infectious disease caused by severe acute respiratory syndrome coronavirus 2. The World Health Organization (“WHO”) declared the COVID-19 outbreak a public health emergency of international concern on January 30, 2020 and a pandemic on March 11, 2020. According to Johns Hopkins University, as of October 29, 2021 there have been over 245 million confirmed cases, resulting in over 4.9 million deaths related to COVID-19 on a global basis.

Federal, state, provincial and local governments around the world have implemented measures designed to slow the spread of COVID-19. In many countries, the most restrictive measures were eased throughout the second quarter of 2020, though case counts began rising during the third and fourth quarters of 2020 in some areas and rose again in 2021 due to the emergence of several new variants of COVID-19, including the “delta” variant, which is now widespread, and is more transmissible than other variants.

These measures taken to slow the spread of COVID-19 have had material impacts on the global economy, resulting in a significant reduction in global gross domestic product (“GDP”) in 2020 and continued to negatively impact global GDP in 2021 as compared to 2019. In addition, businesses have been forced to shut down, either temporarily or permanently, resulting in a significant growth in unemployment rates, which have since declined, but remain at elevated levels as compared to late 2019 and early 2020.

Several vaccines have been approved for use since the fourth quarter of 2020, with vaccination rates increasing globally throughout 2021. Vaccines approved to date have lower efficacy in combating the transmission of some of the new variants, though the vaccines appear to protect against severe illness. Accordingly, the uncertainty of the continued development, availability, distribution and acceptance of effective vaccines precludes any prediction as to the continued impact of COVID-19 on our business.

The demand for crude oil has been materially reduced as a result of the measures taken by governments around the world to mitigate the spread of COVID-19, primarily due to significant reductions in air and motor vehicle travel, which reduced the demand for jet fuel, diesel and gasoline, the key refined products derived from crude oil. While demand for gasoline and diesel has returned to close to pre-pandemic levels in recent quarters, jet fuel demand remains well below prior levels. In its June 2021 Oil Market Report, the International Energy Agency (“IEA”) stated that demand for crude oil for the full year in 2020 contracted by 8.6 MMBBL/D as compared to 2019, as a result of COVID-19 case counts and the timing of and nature of global economic activity. In its October 2021 Oil Market Report, IEA predicts that demand for crude oil will rise by 5.5 MMBBL/D in 2021 and 3.3 MMBBL/D in 2022 but is dependent upon the COVID-19 case counts, economic recovery and vaccine deployment.

The significant reduction in global demand that began in early 2020 led to a decline in the average WTI crude oil price which was $27.96/BBL in the second quarter of 2020 before measures to restrict the spread of COVID-19 were put in place for most of the world. The WTI crude oil price recovered to $48.35/BBL at the end of December 2020 and averaged $70.58/BBL over the third quarter of 2021 but remains volatile. Members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to a collective reduction in oil production of 9.7 MMBBL/D in May through July of 2020, 7.7 MMBBL/D in August through December 2020 and approximately 7 MMBBL/D through April 2021. In April 2021, OPEC + approved the production level adjustments of 6.6 MMBBL/D, 6.2 MMBBL/D, and 5.8 MMBBL/D in May, June and July 2021, respectively. Saudi Arabia announced an additional voluntary supply reduction of 1.0 MMBBL/D in February through April of 2021 due to demand concerns stemming from restrictions put in place in late 2020 in response to a surge in infections. However, Saudi Arabia phased out this voluntary reduction over May, June and July 2021. In July 2021, OPEC + announced that the group will increase capacity by approximately 0.4 MMBBL/D each month, beginning in August 2021 and ending in September 2022, at which point OPEC+ will have fully-restored the 5.8 MMBBL/D of voluntary supply reductions that remained as of July 2021. The intent of the voluntary supply reductions is to attempt to increase the realized price of crude oil, and more specifically to return global oil storage capacity to normal levels over time as the economy and oil demand recovers. Given the uncertainty related to the rate of new COVID-19 infections, vaccinations, economic recovery and oil demand recovery, OPEC+ plans to continue to meet monthly during 2021 and 2022 to evaluate potential increases or decreases to the targeted level of production.

As a result of the rapid and material reduction in oil pricing, E&P companies responded by significantly reducing their capital expenditure budgets for 2020, which resulted in significant reductions in drilling and completion activity. In North America, capital expenditures in 2020 were typically reduced by 30% or more from the original E&P company capital budgets, with some only spending the capital required to safely operate their existing productive assets. Reductions in activity began in mid-to-late March of 2020 and decreases in completions activity occurred faster than reductions to drilling activity, as completions equipment is typically contracted on a short-term basis, while drilling rigs may be contracted for several months or years. Many E&P companies partially shut in production in areas where the marginal cash operating cost exceeds the market price. The amount of shut-in capacity in North America is believed to have peaked in May 2020, with the volume of shut-in production reducing over time. Despite the recovery in commodity prices, 2021 budgets for E&P companies in the U.S. are approximately in line with 2020 expenditures with an objective of generating free cash flow and maintaining production levels near those in late 2020. The 2021 capital budgets for E&P companies in Canada are expected to exceed 2020 levels. While privately-held E&P companies have increased their capital expenditure budgets for 2021, we believe that larger public North American E&P companies and major oil companies may be hesitant to increase their 2021 capital expenditure budgets out of concern that OPEC+ may reverse any agreed-to collective reduction in oil production, which would be expected to lead to a reduction in commodity prices.

Low commodity prices in 2020 also impacted E&P companies that carry significant debt on their balance sheets and companies that rely on liquidity from loans that are based on the value of their oil and gas reserves. There have been numerous Chapter 11 bankruptcy filings by E&P companies, and the credit quality of the upstream oil and gas sector, our customer base, has been negatively impacted by the decline in market conditions, primarily related to the COVID-19 pandemic. We recorded a provision for doubtful accounts of $0.8 million during 2020 and a recovery of $0.1 million during the nine months ended September 30, 2021. In addition, perceptions of the industry in which we operate, by investors and financial institutions, have reduced the availability of financing for our customers and increased their cost of financing.

The factors mentioned above have led to an increase in consolidation amongst E&P companies, especially large, independent publicly-traded E&P companies. During late 2020, several large consolidation transactions were announced, including Chevron Corp’s acquisition of Noble Energy, ConocoPhillips’ acquisition of Concho Resources, Devon Energy’s merger with WPX Energy and Pioneer Natural Resources’ acquisition of Parsley Energy. Consolidation has continued in 2021, including ARC Resources’ merger with Seven Generations Energy, Pioneer Natural Resources’ acquisition of DoublePoint Energy, Southwestern Energy’s acquisition of Indigo Natural Resources, Cabot Oil & Gas Corporation’s merger with Cimarex Energy Co. and ConocoPhillips’s acquisition of Royal Dutch Shell’s Permian assets. These consolidation transactions allow the combined entities to reduce costs, in part due to economies of scale, and can lead to reduced capital spending on a pro forma basis than would have been spent had the transaction not occurred. NCS has provided products and services to several of the companies involved in consolidation transactions, and we have experienced a reduction in spending with certain customers, especially in our Repeat Precision products, and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we provide.

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

While we experienced modest disruptions to our supply chain as a result of the COVID-19 pandemic, including delays in importation of certain chemical products from China and temporary work-from-home orders that reduced the capacity at the Repeat Precision machine shop operations in Mexico, such disruptions were temporary in nature, the impacted products are available through alternative sources of supply, and we maintained sufficient inventory on hand to meet customer demand. We also experienced delays in access to certain materials and products utilized in our research and development activities, which has led, and may continue to lead, to delays in new product introductions. The continuing impacts of the COVID-19 pandemic are contributing to ongoing supply chain disruptions and cost inflation, including labor cost inflation, the effects of which are likely to continue into 2022.

In response to the reduction in demand for our products and services, including as a result of the COVID-19 pandemic, throughout 2020 and 2021 NCS has undertaken, and the Board of Directors has and continues to monitor and evaluate initiatives to reduce our cost structure, limit capital expenditures and enhance our liquidity and access to capital, including:

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

•Not paying 2019 or 2020 bonuses;

•A temporary elimination in the middle of 2020 and continuing throughout 2021 of the employer matching contributions for NCS’s U.S. 401(k) plan and its Registered Retirement Savings Plan in Canada;

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

•Deferral of U.S. employer payroll taxes, as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

•Application for, and receipt of, benefits under the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs;

•Application for, and receipt of, refundable employee retention tax credits under the Taxpayer Certainty and Disaster Tax Relief Act of 2020;

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

•Entering into a new promissory note at Repeat Precision in April 2020, which provided up to $5.0 million in additional borrowing capacity; and

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

In connection with the reductions in force described above, NCS recorded severance expense of $5.7 million during the year ended December 31, 2020 and no significant severance or termination benefits during the nine months ended September 30, 2021. For additional information, see “Note 10. Severance and Other Termination Benefits” of our unaudited condensed consolidated financial statements.

As a result of the decrease in crude oil pricing, customer capital spending plans and activity as a result of the decline in market conditions primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock, we assessed the recoverability of the carrying value of our property and equipment and finite-lived intangible assets as of March 31, 2020 and determined that a triggering event had occurred. As a result of the analysis, we recorded impairment charges of $9.7 million in property and equipment and $40.5 million related to identifiable intangible assets, which we recorded during the first quarter of 2020. There were no impairment charges recorded on our property and equipment or identifiable intangible assets during the remainder of 2020 or for the nine months ended September 30, 2021. For additional information, see “Note 5. Property and Equipment” and “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements.

On August 6, 2020, we entered into an amendment to our Senior Secured Credit Facility which, among other changes, reduced the lender commitments in the U.S. under our Senior Secured Credit Facility to $25.0 million and further limited the amount we may borrow subject to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. See —"Liquidity and Capital Resources—Financing Arrangements” for a description of the amendment. Our borrowing base under the Senior Secured Credit Facility as of September 30, 2021 was $13.7 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant, if our business were to be further adversely impacted by a decline in market conditions, including as a result of the COVID-19 pandemic.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing of approximately $48/BBL at the end of December 2020 before increasing to approximately $71/BBL in the third quarter of 2021, with crude oil pricing continuing to be supported by voluntary oil production reductions by members of OPEC + as discussed above.

Natural gas pricing was at an average level of $2.03 per MMBtu during 2020 but increased to an average level of $3.50 per MMBtu during the first quarter of 2021 as demand increased, due in part to colder weather in February 2021, and the industry experienced supply disruption due to widespread production freeze-offs. During the second quarter of 2021, natural gas pricing decreased to an average level of $2.95 per MMBtu before rising again during the third quarter of 2021 to an average level of $4.35 per MMBtu reflecting low storage levels as compared to typical seasonal levels in the U.S., Europe and other regions. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Spot pricing for Canadian natural gas at the AECO hub has been volatile since mid-2017, with discounts to Henry Hub pricing narrowing over time as infrastructure bottlenecks have been partially alleviated.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
9/30/2020	$40.89	$42.91	$2.00
12/31/2020	42.52	44.32	2.52
3/31/2021	58.09	61.04	3.50
6/30/2021	66.19	68.98	2.95
9/30/2021	70.58	73.51	4.35

Listed and depicted below are the average number of operating onshore rigs in the U.S. and in Canada per quarter since the third quarter of 2020, as provided by Baker Hughes Company (“Baker Hughes”). The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2020	241	46	287
12/31/2020	297	88	385
3/31/2021	378	144	522
6/30/2021	437	71	508
9/30/2021	484	150	634

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. Both the rig count and completion activity in the U.S. began to decline in 2019 and the decline accelerated in 2020 before bottoming in the third quarter and increasing during the fourth quarter of 2020. During the first three quarters of 2021, the average U.S. land rig count continued to increase to an average of 484 during the third quarter of 2021, which was 101% higher than the third quarter of 2020. The average land rig count in Canada for the third quarter of 2021 was 228% higher than in the same period in 2020. The U.S. and Canadian rig counts are expected to be higher than historically low prior year levels for the remainder of 2021.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing drill sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but lower than activity in the first quarter. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. In prior years, many customers in the U.S. exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

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

Product sales represented 65% and 71% of our revenues for the three months ended September 30, 2021 and 2020, respectively, and 69% and 70% for the nine months ended September 30, 2021 and 2020, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 35% and 29% of our revenues for the three months ended September 30, 2021 and 2020, respectively, and 31% and 30% for the nine months ended September 30, 2021 and 2020, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenue derived from sales in Canada denominated in Canadian dollars were approximately 68% and 23% for the three months ended September 30, 2021 and 2020, respectively, and approximately 63% and 43% for the nine months ended September 30, 2021 and 2020, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

Although most of our sales are to North American E&P companies, we also have sales to customers outside of North America, and we expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China and the Middle East. Our operating partners and representatives do not have authority to contractually bind NCS but market our products in their respective territories as part of their product or services offering.

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

During 2021, we have begun to experience tight labor conditions which is leading to increased employee turnover and delays in filling open positions as well as labor cost inflation, which impacts both our cost of sales and our SG&A expenses. This labor cost inflation includes increases in salaries and hourly pay rates and is expected to result in increased benefits costs as well.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 22% and 9% for the three months ended September 30, 2021 and 2020, respectively, and approximated 24% and 20% for the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2021	2020	$	%
Revenues
Product sales	$21,229	$11,660	$9,569	82.1%
Services	11,182	4,652	6,530	140.4%
Total revenues	32,411	16,312	16,099	98.7%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	12,898	7,874	5,024	63.8%
Cost of services, exclusive of depreciation and amortization expense shown below	4,738	2,334	2,404	103.0%
Total cost of sales, exclusive of depreciation and amortization expense shown below	17,636	10,208	7,428	72.8%
Selling, general and administrative expenses	10,982	12,474	(1,492)	(12.0)%
Depreciation	985	1,000	(15)	(1.5)%
Amortization	168	103	65	63.1%
Income (loss) from operations	2,640	(7,473)	10,113	135.3%
Other expense
Interest expense, net	(163)	(876)	713	81.4%
Other income, net	176	414	(238)	(57.5)%
Foreign currency exchange loss, net	(236)	(260)	24	9.2%
Total other expense	(223)	(722)	499	69.1%
Income (loss) before income tax	2,417	(8,195)	10,612	129.5%
Income tax benefit	(809)	(3,058)	2,249	73.5%
Net income (loss)	3,226	(5,137)	8,363	162.8%
Net income attributable to noncontrolling interest	430	726	(296)	(40.8)%
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$2,796	$(5,863)	$8,659	147.7%

Revenues

Revenues were $32.4 million for the three months ended September 30, 2021 as compared to $16.3 million for the three months ended September 30, 2020. This increase reflected higher product sales and services volumes in Canada and higher services volumes in the U.S., which was partially offset by reduced international product sales and services volumes and decreased U.S. product sales, especially at Repeat Precision, as well as lower pricing for certain products and services, including at Repeat Precision. We believe the overall increase resulted from higher industry drilling and completion activity in the third quarter of 2021 as compared to 2020, particularly in North America, as oil demand and commodity prices in the third quarter of 2021 were higher than the third quarter of 2020, which was more significantly impacted by COVID-19. Product sales for the three months ended September 30, 2021 were $21.2 million as compared to $11.7 million for the three months ended September 30, 2020. Services revenue was $11.2 million for the three months ended September 30, 2021 as compared to $4.7 million for the three months ended September 30, 2020.

Cost of sales

Cost of sales was $17.6 million, or 54.4% of revenues, for the three months ended September 30, 2021 as compared to $10.2 million, or 62.6% of revenues, for the three months ended September 30, 2020. Cost of sales as a percentage of total revenues declined due to an increase in revenue and higher utilization of manufacturing capacity and field service personnel as well as a reduction in payroll taxes due to the U.S. employee retention credit (“ERC”). See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for additional detail. This improvement was partially offset by lower pricing for certain products and services. Cost of product sales was $12.9 million, or 60.8% of product sales revenue, and cost of services was $4.7 million, or 42.4% of services revenue, for the three months ended September 30, 2021. For the three months ended September 30, 2020, cost of product sales was $7.9 million, or 67.5% of product sales revenue, and cost of services was $2.3 million, or 50.2% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.0 million for the three months ended September 30, 2021 as compared to $12.5 million for the three months ended September 30, 2020. This overall decrease in expense reflects a benefit of $2.3 million in 2021 associated with the ERC. See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for additional detail. In addition, severance charges declined by $0.7 million as compared to 2020 due to the timing of workforce reductions. Share-based compensation and bad debt expense were lower by $0.3 million each and professional fees, primarily related to litigation matters, decreased by $0.4 million. The overall decrease was partially offset by the reinstatement of certain salary reductions that were implemented in 2020 and bonus accruals for an aggregate amount of $2.5 million.

Interest expense, net

Interest expense, net was $0.2 million for the three months ended September 30, 2021 as compared to $0.9 million for the three months ended September 30, 2020. The decrease in interest expense, net reflects a $0.6 million write-off of deferred loan costs associated with the amendment to our Senior Secured Credit Facility in August 2020.

Income tax benefit

Income tax benefit was $0.8 million for the three months ended September 30, 2021 as compared to $3.1 million for the three months ended September 30, 2020. Included in the amount for the three months ended September 30, 2021 was a tax benefit of $1.5 million related to a decrease in the valuation allowance on deferred tax assets not expected to be realized. Included in the amount for the three months ended September 30, 2020 was a benefit of $0.2 million related to a decrease in foreign tax expense and an expense of approximately $0.1 million for an increase in valuation allowance on deferred tax assets not expected to be realized.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2021	2020	$	%
Revenues
Product sales	$57,167	$55,948	$1,219	2.2%
Services	25,219	23,646	1,573	6.7%
Total revenues	82,386	79,594	2,792	3.5%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	37,487	35,191	2,296	6.5%
Cost of services, exclusive of depreciation and amortization expense shown below	12,354	12,024	330	2.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	49,841	47,215	2,626	5.6%
Selling, general and administrative expenses	35,589	48,782	(13,193)	(27.0)%
Depreciation	2,857	3,446	(589)	(17.1)%
Amortization	502	1,340	(838)	(62.5)%
Impairment	—	50,194	(50,194)	(100.0)
Loss from operations	(6,403)	(71,383)	64,980	91.0
Other income (expense)
Interest expense, net	(529)	(1,622)	1,093	67.4%
Other income, net	1,046	580	466	80.3%
Foreign currency exchange gain (loss), net	156	(467)	623	133.4%
Total other income (expense)	673	(1,509)	2,182	144.6%
Loss before income tax	(5,730)	(72,892)	67,162	92.1%
Income tax expense (benefit)	45	(9,956)	10,001	100.5%
Net loss	(5,775)	(62,936)	57,161	90.8%
Net income attributable to noncontrolling interest	621	3,233	(2,612)	(80.8)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(6,396)	$(66,169)	$59,773	90.3%

Revenues

Revenues were $82.4 million for the nine months ended September 30, 2021 as compared to $79.6 million for the nine months ended September 30, 2020. This increase reflected higher product sales and services volumes in Canada and an increase in services volumes in the U.S. partially offset by reductions in international product sales and services volumes and decreased U.S. product sales as well as lower pricing for certain products and services, including at Repeat Precision. Year-over-year increases in activity in the second and third quarters of 2021 as compared to 2020, more than offset the year-over-year decrease in activity in the first quarter of 2021 as compared to 2020. This reflects the timing of the impact of the decline in market conditions primarily related to the COVID-19 pandemic, which had a negative impact on our revenues beginning in March 2020 and resulted in industry activity that reached trough levels during the third quarter of 2020 before beginning to recover. Product sales for the nine months ended September 30, 2021 were $57.2 million as compared to $55.9 million for the nine months ended September 30, 2020. Services revenue was $25.2 million for the nine months ended September 30, 2021 as compared to $23.6 million for the nine months ended September 30, 2020.

Cost of sales

Cost of sales was $49.8 million, or 60.5% of revenues, for the nine months ended September 30, 2021 as compared to $47.2 million, or 59.3% of revenues, for the nine months ended September 30, 2020. Cost of sales as a percentage of total revenues increased despite the modest increase in revenue primarily due to lower activity levels outside of North America and a reduction in pricing for certain products and services. Cost of sales in the first half of 2021 was also impacted by higher scrap expense and inventory reserves at Repeat Precision related to product design changes. We believe that our cost of sales as a percentage of revenue was negatively impacted by pricing reductions that were the result of a decline in oil and gas market activity levels primarily related to the COVID-19 pandemic and which we have not yet been able to recover. Cost of product sales was $37.5 million, or 65.6% of product sales revenue, and cost of services was $12.4 million, or 49.0% of services revenue, for the nine months ended September 30,

2021. For the nine months ended September 30, 2020, cost of product sales was $35.2 million, or 62.9% of product sales revenue, and cost of services was $12.0 million, or 50.9% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $35.6 million for the nine months ended September 30, 2021 as compared to $48.8 million for the nine months ended September 30, 2020. This overall decrease in expense reflects reductions in compensation and benefits associated with lower headcount and lower salary and wages, share-based compensation, bad debt expense, and professional fees of $3.9 million, $1.3 million, $1.0 million and $0.5 million, respectively. Severance charges declined by $5.5 million as compared to 2020 due to the timing of workforce reductions. In addition, the decrease reflects a benefit of $2.3 million in 2021 associated with the ERC in the U.S. See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for additional detail. The overall decrease was partially offset by bonus accruals.

Depreciation

Depreciation was $2.9 million for the nine months ended September 30, 2021 as compared to $3.4 million for the nine months ended September 30, 2020. The decrease is primarily attributable to a non-cash impairment charge of $9.7 million during the first quarter of 2020, which reduced the carrying values of our land, building and improvements and machinery and equipment. Additionally, our capital expenditures in 2020 and 2021 have been lower than in prior years. See “Note 5. Property and Equipment” of our unaudited condensed consolidated financial statements for additional detail.

Amortization

Amortization was $0.5 million for the nine months ended September 30, 2021 as compared to $1.3 million for the nine months ended September 30, 2020. The decrease in amortization was related to non-cash impairment charges of $40.5 million during the first quarter of 2020, which reduced the carrying values of technology, internally-developed software, customer relationships, and trademarks. See “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements for additional detail.

Impairment

On March 31, 2020, we evaluated our property and equipment and finite-lived intangible assets for impairment due to current industry conditions such as a reduction in global economic growth expectations, a significantly reduced demand for crude oil and refined products, the significant decline in commodity prices and the corresponding impact on future expectations of demand for our products and services primarily related to the COVID-19 pandemic as well as the resulting decline in the quoted price of our common stock. We determined that the carrying amount of certain of our long-lived assets exceeded the corresponding fair value. We recorded impairment charges of $9.7 million in property and equipment and $40.5 million in finite-lived intangible assets. See “Note 5. Property and Equipment” and “Note 6. Goodwill and Identifiable Intangibles” of our unaudited condensed consolidated financial statements for additional detail. There were no additional impairment charges related to our goodwill, property and equipment or identifiable intangible assets during the second or third quarters of 2020 or for the nine months ended September 30, 2021.

Interest expense, net

Interest expense, net was $0.5 million for the nine months ended September 30, 2021 as compared to $1.6 million for the nine months ended September 30, 2020. The decrease in interest expense, net was primarily a result of the $0.6 million write-off of deferred loan costs associated with the amendment to our Senior Secured Credit Facility in August 2020 and a reduction in the average debt outstanding in 2021 compared to 2020.

Other income, net

Other income, net was $1.0 million for the nine months ended September 30, 2021 as compared to $0.6 million for the nine months ended September 30, 2020. Other income, net increased due to a gain on the sale of fixed assets, scrap sales and royalties earned on the use of our intellectual property.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain was $0.2 million for the nine months ended September 30, 2021 as compared to a loss of $(0.5) million for the nine months ended September 30, 2020. The change was primarily due to the movement in the foreign currency exchange rates between the periods.

Income tax expense (benefit)

Income tax expense (benefit) was $45 thousand for the nine months ended September 30, 2021 as compared to $(10.0) million for the nine months ended September 30, 2020. Included in the amount for the nine months ended September 30, 2021 was tax expense of $0.4 million for an increase in valuation allowance on deferred tax assets not expected to be realized and a tax expense of $0.2 million for foreign taxes. Included in the amount for the nine months ended September 30, 2020 were several U.S. tax (benefit) expense adjustments related to the enactment of the CARES Act including a tax benefit of $(0.9) million related to a NOL carryback allowed under the CARES Act that was previously unavailable, and a tax expense of $9.7 million for an increase in valuation allowance on deferred tax assets not expected to be realized. Also included in tax benefit for the nine months ended September 30, 2020 was a tax expense of $1.2 million for an increase in valuation allowance on Canadian deferred tax assets, as well as a benefit of $1.3 million related to non-U.S. income taxed at different rates. Additionally, the tax expense (benefit) for the nine months ended September 30, 2021 and 2020 included a tax expense of $0.5 million and $1.4 million, respectively, for the tax effect of stock awards.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Senior Secured Credit Facility. As of September 30, 2021, we had cash and cash equivalents of $18.4 million and total outstanding indebtedness of $8.2 million, of which no amount is currently outstanding under our Senior Secured Credit Facility, and we utilized letter of credit commitments of less than $0.1 million. The Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million. Total borrowings are limited to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. We were in compliance with our debt covenants at September 30, 2021. We believe that our cash on hand, cash flows from operations and potential borrowings under our Senior Secured Credit Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months. Our borrowing base under the Senior Secured Credit Facility as of September 30, 2021 was $13.7 million. The amount available to be drawn under the Senior Secured Credit Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be further adversely impacted by a decline in market conditions primarily related to the COVID-19 pandemic. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the nine months ended September 30, 2021 and 2020 were $0.7 million and $1.9 million, respectively. We plan to incur approximately $0.8 million to $1.0 million in capital expenditures during 2021, which includes (i) additional machining and other capital equipment at Repeat Precision, (ii) internally-developed software, (iii) additional equipment to support our tracer diagnostics services and (iv) vehicles used in international operations.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$6,721	$14,508
Net cash used in investing activities	(297)	(1,178)
Net cash used in financing activities	(3,405)	(15,707)
Effect of exchange rate changes on cash and cash equivalents	(120)	(231)
Net change in cash and cash equivalents	$2,899	$(2,608)

Operating Activities

Net cash provided by operating activities was $6.7 million and $14.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash flow was primarily driven by unfavorable changes in accounts receivable, inventories and other liabilities as well as lower non-cash share-based compensation and depreciation and amortization expenses. The decrease was partially offset by higher net income in 2021 as compared to 2020, after adjusting for impairment charges, and favorable changes in accounts payable, accrued expenses, income taxes receivable/payable and prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $0.3 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in investing activities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily related to reduced capital expenditures for property and equipment partially offset by an increase in purchase and development of software and technology and lower asset sale proceeds.

Financing Activities

Net cash used in financing activities was $3.4 million and $15.7 million for the nine months ended September 30, 2021 and 2020, respectively. Our primary use of funds for the nine months ended September 30, 2021 was $2.3 million of distributions to our joint venture partner and principal payments under finance leases of $1.0 million. The primary use of funds for the nine months ended September 30, 2020 was net repayments under the Senior Secured Credit Facility of $10.0 million, distributions to our joint venture partner of $3.8 million and principal payments under finance leases of $1.3 million.

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

The Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii)

on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of September 30, 2021, we were in compliance with these financial covenants. The Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

Repeat Precision also has an outstanding promissory note with an aggregate borrowing capacity of up to $4.3 million as of September 30, 2021, subject to a borrowing base. See “Note 8. Debt” of our unaudited condensed consolidated financial statements for further information regarding the promissory note.

Contractual Obligations

Except for the finance leases as discussed in “Note 5. Property and Equipment” and operating leases as discussed in “Note 9. Commitments and Contingencies” in our unaudited condensed consolidated financial statements, there have been no material changes in our contractual obligations and commitments from those disclosed in the Annual Report for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements, other than letter of credit commitments entered into in the ordinary course of business.

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

•risks in attracting and retaining qualified employees and key personnel or labor cost inflation;

•loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

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

Date: November 2, 2021	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized
Signatory)