Form 10-Q
period 2022-03-31
NCS Multistage Holdings, Inc.
filed 2022-05-06
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, there were 2,408,296 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$15,529	$22,168
Accounts receivable—trade, net	28,463	24,392
Inventories, net	34,494	33,917
Prepaid expenses and other current assets	2,615	3,290
Other current receivables	4,554	4,726
Total current assets	85,655	88,493
Noncurrent assets
Property and equipment, net	24,350	24,708
Goodwill	15,222	15,222
Identifiable intangibles, net	5,577	5,744
Operating lease assets	4,555	4,809
Deposits and other assets	2,798	3,113
Deferred income taxes, net	239	236
Total noncurrent assets	52,741	53,832
Total assets	$138,396	$142,325
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$8,056	$7,502
Accrued expenses	3,849	6,323
Income taxes payable	317	294
Operating lease liabilities	1,367	1,556
Current maturities of long-term debt	1,777	1,483
Other current liabilities	1,569	2,660
Total current liabilities	16,935	19,818
Noncurrent liabilities
Long-term debt, less current maturities	6,190	6,335
Operating lease liabilities, long-term	3,683	3,779
Other long-term liabilities	1,542	1,612
Deferred income taxes, net	134	114
Total noncurrent liabilities	11,549	11,840
Total liabilities	28,484	31,658
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,431,832 shares issued and 2,405,746 shares outstanding at March 31, 2022 and 2,397,766 shares issued
and 2,380,374 shares outstanding at December 31, 2021	24	24
Additional paid-in capital	437,827	437,022
Accumulated other comprehensive loss	(81,553)	(82,094)
Retained deficit	(262,897)	(261,362)
Treasury stock, at cost, 26,086 shares at March 31, 2022 and 17,392 shares
at December 31, 2021	(1,378)	(1,006)
Total stockholders’ equity	92,023	92,584
Non-controlling interest	17,889	18,083
Total equity	109,912	110,667
Total liabilities and stockholders' equity	$138,396	$142,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Product sales	$26,213	$20,174
Services	12,899	8,340
Total revenues	39,112	28,514
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	17,757	13,921
Cost of services, exclusive of depreciation and amortization expense shown below	6,446	4,357
Total cost of sales, exclusive of depreciation and amortization expense shown below	24,203	18,278
Selling, general and administrative expenses	16,024	12,784
Depreciation	921	937
Amortization	167	167
Loss from operations	(2,203)	(3,652)
Other income (expense)
Interest expense, net	(183)	(168)
Other income, net	379	341
Foreign currency exchange gain, net	256	150
Total other income	452	323
Loss before income tax	(1,751)	(3,329)
Income tax (benefit) expense	(22)	128
Net loss	(1,729)	(3,457)
Net loss attributable to non-controlling interest	(194)	(60)
Net loss attributable to NCS Multistage Holdings, Inc.	$(1,535)	$(3,397)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(0.64)	$(1.43)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(0.64)	$(1.43)
Weighted average common shares outstanding
Basic	2,414	2,380
Diluted	2,414	2,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(1,729)	$(3,457)
Foreign currency translation adjustments, net of tax of $0	541	293
Comprehensive loss	(1,188)	(3,164)
Less: Comprehensive loss attributable to non-controlling interest	(194)	(60)
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(994)	$(3,104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2021	—	$—	2,397,766	$24	$437,022	$(82,094)	$(261,362)	(17,392)	$(1,006)	$18,083	$110,667
Share-based compensation	—	—	—	—	805	—	—	—	—	—	805
Net loss	—	—	—	—	—	—	(1,535)	—	—	(194)	(1,729)
Vesting of restricted stock	—	—	34,066	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(8,694)	(372)	—	(372)
Currency translation adjustment	—	—	—	—	—	541	—	—	—	—	541
Balances as of March 31, 2022	—	$—	2,431,832	$24	$437,827	$(81,553)	$(262,897)	(26,086)	$(1,378)	$17,889	$109,912

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2020	—	$—	2,371,992	$24	$432,801	$(81,780)	$(256,628)	(12,074)	$(809)	$19,878	$113,486
Share-based compensation	—	—	—	—	1,170	—	—	—	—	—	1,170
Net loss	—	—	—	—	—	—	(3,397)	—	—	(60)	(3,457)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Vesting of restricted stock	—	—	24,050	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(5,089)	(191)	—	(191)
Currency translation adjustment	—	—	—	—	—	293	—	—	—	—	293
Balances as of March 31, 2021	—	$—	2,396,042	$24	$433,971	$(81,487)	$(260,025)	(17,163)	$(1,000)	$18,568	$110,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,729)	$(3,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,088	1,104
Amortization of deferred loan costs	70	70
Share-based compensation	2,236	2,239
Provision for inventory obsolescence	591	404
Deferred income tax expense	27	54
Gain on sale of property and equipment	(2)	(79)
Provision for doubtful accounts	—	(66)
Proceeds from note receivable	138	48
Changes in operating assets and liabilities:
Accounts receivable—trade	(3,695)	(42)
Inventories, net	(1,012)	(18)
Prepaid expenses and other assets	1,088	114
Accounts payable—trade	448	746
Accrued expenses	(2,498)	(11)
Other liabilities	(2,929)	(2,781)
Income taxes receivable/payable	81	(140)
Net cash used in operating activities	(6,098)	(1,815)
Cash flows from investing activities
Purchases of property and equipment	(194)	(46)
Purchase and development of software and technology	(33)	(80)
Proceeds from sales of property and equipment	82	62
Net cash used in investing activities	(145)	(64)
Cash flows from financing activities
Payments on finance leases	(337)	(324)
Line of credit borrowings	3,221	32
Payments on line of credit	(2,918)	—
Treasury shares withheld	(372)	(191)
Distribution to noncontrolling interest	—	(1,250)
Net cash used in financing activities	(406)	(1,733)
Effect of exchange rate changes on cash and cash equivalents	10	29
Net change in cash and cash equivalents	(6,639)	(3,583)
Cash and cash equivalents beginning of period	22,168	15,545
Cash and cash equivalents end of period	$15,529	$11,962
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$214	$246
Leased assets obtained in exchange for new operating lease liabilities	$217	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our” and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well construction, well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa, Oklahoma; Billings, Montana; Morgantown, West Virginia; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

Basis of Presentation

Our accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). We consolidate Repeat Precision, LLC (“Repeat Precision”), a 50% owned entity, because NCS has a controlling voting interest. The other party’s ownership is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Significant Accounting Policies

Our significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in our Annual Report.

Recent Accounting Pronouncements

Pronouncements Adopted in 2022

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency of disclosure regarding government assistance including the types of assistance, an entity’s method of accounting for the assistance, and the effect of the assistance on an entity’s financial statements. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. We adopted ASU No. 2021-10 on a prospective basis on January 1, 2022, with no material impact on our condensed consolidated financial statements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2022	2021
United States
Product sales	$7,161	$6,296
Services	1,917	1,527
Total United States	9,078	7,823
Canada
Product sales	19,052	13,878
Services	9,477	6,357
Total Canada	28,529	20,235
Other Countries
Product sales	—	—
Services	1,505	456
Total Other Countries	1,505	456
Total
Product sales	26,213	20,174
Services	12,899	8,340
Total revenues	$39,112	$28,514

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table includes the current contract liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

Balance at December 31, 2021	$71
Additions	1,129
Revenue recognized	(1,139)
Balance at March 31, 2022	$61

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of March 31, 2022 and December 31, 2021 is included in current liabilities on our condensed consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was $1.1 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,770	$1,844
Work in process	331	14
Finished goods	32,393	32,059
Total inventories, net	$34,494	$33,917

Note 4.  Other Current Receivables

Other current receivables consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Current income tax receivables	$2,168	$2,226
Employee receivables	230	238
Other receivables	2,156	2,262
Total other receivables, net	$4,554	$4,726

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The other receivables balance as of March 31, 2022 and December 31, 2021 includes the U.S. employee retention credit (“ERC”) claims we have filed but for which we have not yet received renumeration. See “Note 9. Commitments and Contingencies” for additional information. The other receivables balance for both periods also includes $0.7 million associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC, which is more fully described in our Annual Report.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Land	$1,728	$1,701
Building and improvements	8,290	8,099
Machinery and equipment	18,349	18,152
Computers and software	2,336	2,256
Furniture and fixtures	1,058	1,037
Vehicles	273	313
Right of use assets - finance leases	10,368	10,228
Service equipment	244	244
	42,646	42,030
Less: Accumulated depreciation and amortization	(18,735)	(17,752)
	23,911	24,278
Construction in progress	439	430
Property and equipment, net	$24,350	$24,708

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the following income statement line items for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of sales
Cost of product sales	$350	$350
Cost of services	147	197
Selling, general and administrative expenses	424	390
Total depreciation	$921	$937

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three months ended March 31, 2022 and 2021, respectively, and accordingly no impairment loss was recorded.

Note 6.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of March 31, 2022 and 2021, we did not identify any triggering events that would indicate potential impairment of goodwill at Repeat Precision, our only reportable unit with goodwill, which totaled $15.2 million. Therefore, no impairment has been recorded for the three months ended March 31, 2022 and 2021, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(410)	$3,548
Customer relationships	10	4,100	(2,119)	1,981
Total amortizable intangible assets		$8,058	$(2,529)	$5,529
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,529)	$5,577

		December 31, 2021
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(346)	$3,612
Customer relationships	10	4,100	(2,016)	2,084
Total amortizable intangible assets		$8,058	$(2,362)	$5,696
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,362)	$5,744

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended March 31, 2022 and 2021.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no indicators of impairment identified during the three months ended March 31, 2022 or 2021. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three months ended March 31, 2022 and 2021.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and bonus	$2,065	$4,208
Property and franchise taxes accrual	384	550
Accrued other miscellaneous liabilities	1,400	1,565
Total accrued expenses	$3,849	$6,323

We paid our annual incentive bonus totaling $3.2 million during the three months ended March 31, 2022.

Note 8.  Debt

Our long-term debt consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Prior Senior Secured Credit Facility	$—	$—
Promissory notes	303	—
Finance leases	7,664	7,818
Total debt	7,967	7,818
Less: current portion	(1,777)	(1,483)
Long-term debt	$6,190	$6,335

The estimated fair value of total debt as of March 31, 2022 and December 31, 2021 was $7.2 million and $7.5 million, respectively. At March 31 2022, the fair value of the promissory note approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our credit agreement and other financing arrangements.

Prior Senior Secured Credit Facility

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower (“Pioneer”), NCS Multistage Inc., as Canadian borrower (“NCS Canada”; together with Pioneer, the “Borrowers”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”), the lenders party thereto, Wells Fargo Bank, National Association as administrative agent (the “Prior U.S. Agent”) in respect of the U.S. facility provided therein and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent (the “Prior Canadian Agent”) in respect of the Canadian Facility provided therein. The 2019 Credit Agreement amended and restated our prior credit agreement in its entirety.

On August 6, 2020, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “the 2020 Amendment”; the 2019 Credit Agreement, as amended by the 2020 Amendment, the “Prior Amended Credit Agreement”) with the Borrowers, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, the Prior U.S. Agent and the Prior Canadian Agent. The facility provided pursuant to the Prior Amended Credit Agreement is referred to herein as the “Prior Senior Secured Credit Facility”.

The Prior Senior Secured Credit Facility consists of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to Pioneer, of which up to $2.5 million may be made available for letters of credit and up to $2.5 million

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

may be made available for swingline loans. NCS Canada may make borrowings under the Prior Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Prior Senior Secured Credit Facility may be limited subject to a borrowing base calculated on eligible receivables, which does not include receivables at Repeat Precision. Our borrowing base under the Prior Senior Secured Credit Facility as of March 31, 2022 was $17.5 million. The Prior Senior Secured Credit Facility matures on May 1, 2023. As of March 31, 2022 and December 31, 2021, we had no outstanding indebtedness under the Prior Senior Secured Credit Facility, and we utilized letter of credit commitments of less than $0.1 million.

Borrowings under the Prior Senior Secured Credit Facility may be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Prior Amended Credit Agreement). Such advances bear interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Prior Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. The applicable interest rate at March 31, 2022 was 3.5%. We incurred interest expense related to the Prior Senior Secured Credit Facility, including commitment fees, of $24 thousand and $32 thousand for the three months ended March 31, 2022 and 2021, respectively.

The obligations of the Borrowers under the Prior Senior Secured Credit Facility are guaranteed by the Parent Guarantors, as well as each of the other existing and future direct and indirect restricted subsidiaries of NCS organized under the laws of the United States and Canada (subject to certain exceptions), and are secured by substantially all of the assets of the Parent Guarantors, the Borrowers and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

The Prior Amended Credit Agreement requires us to (i) maintain liquidity (defined as availability under the Prior Senior Secured Credit Facility plus certain cash deposits) of at least $7.5 million as of the date of each borrowing base certificate due to be delivered either monthly (if availability is greater than or equal to 12%) or weekly (if availability is less than 12%) thereunder, (ii) maintain, for quarters during which availability is less than 20% of the borrowing base, a fixed charge coverage ratio of at least 1.0 to 1.0 and (iii) on the last business day of each week, prepay advances to the extent that available cash exceeds $12.0 million. As of March 31, 2022, we were in compliance with these financial covenants. The Prior Amended Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

The Prior Amended Credit Agreement includes customary events of default for facilities of this type (with customary materiality thresholds and grace periods, as applicable). If an event of default occurs, the lenders party to the Prior Amended Credit Agreement may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders party to the Prior Amended Credit Agreement also have the right upon an event of default thereunder to terminate any commitments to provide further borrowings and to proceed against the collateral securing the Prior Senior Secured Credit Facility.

We capitalized direct costs of $1.2 million in connection with the Prior Amended Credit Agreement, which are being amortized over the term of the Prior Senior Secured Credit Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million was included in interest expense, net for each of the three months ended March 31, 2022 and 2021.

Concurrent with our entry on May 3, 2022, into the replacement asset-based revolving credit facility discussed below, the Prior Senior Secured Credit Facility and the Prior Amended Credit Agreement were terminated.

ABL Facility

On May 3, 2022, we entered into a new $35.0 million secured asset-based revolving credit facility (the “ABL Facility”). See “Note 14. Subsequent Events.”

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg. The note bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and continues to be renewed on an annual basis. The note is currently scheduled to mature on February 11, 2023. Total borrowings may be limited subject to a borrowing base calculation which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of March 31, 2022, Repeat Precision had $0.3 million of outstanding indebtedness under the promissory note. There was no outstanding indebtedness under the promissory note at December 31, 2021. Repeat Precision’s indebtedness is not secured by the other NCS entities.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance Leases

Finance leases cover two buildings in Odessa, Texas and a laboratory in Tulsa, Oklahoma. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light vehicles and trucks that meet the finance lease criteria.

Note 9.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

In accordance with GAAP, we accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our estimate of the expected liability. If we have any outstanding legal accruals, we may increase or decrease these in the future, on a matter-by-matter basis, to account for developments. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. While the outcome of any legal proceeding cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Employee Retention Credit

As disclosed in our Annual Report, we evaluated our eligibility for the ERC and determined that we were eligible for refundable tax credits totaling $3.2 million for the year ended December 31, 2021, which included $0.5 million pertaining to Repeat Precision, of which $0.1 million is associated with credits earned for activity in 2020. Of the aggregate credits claimed during 2021, we received $2.1 million in 2021 and $0.1 million during the three months ended March 31, 2022. We have included $1.0 million and $1.1 million, respectively, in other current receivables on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. See “Note 4. Other Current Receivables.”

Note 10.  Share-Based Compensation

During the three months ended March 31, 2022, we granted 66,793 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $42.90. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on February 28, 2023. The RSUs granted to the members of our Board of Directors will vest on February 28, 2023 and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the three months ended March 31, 2022, we granted 48,565 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $42.90. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. Since the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on February 28, 2023. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the three months ended March 31, 2022, we granted 17,454 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2022 to December 31, 2024. The PSUs grant date fair value of $71.28 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2025. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $2.2 million for each of the three months ended March 31, 2022 and 2021.

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

Our effective tax rate (“ETR”) from continuing operations was 1.3% and (3.8)% for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, our ETR differed from the statutory federal income tax rate primarily due to the benefit recorded related to changes in valuation allowance on deferred tax assets not expected to be realized, and the tax expense recorded related to stock awards. During the three months ended March 31, 2021, our ETR differed from the statutory federal tax rate primarily due to the tax benefit recorded related to changes in the valuation allowance on deferred tax assets not expected to be realized.

Note 12.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share from net loss (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator
Net loss	$(1,729)	$(3,457)
Less: loss attributable to non-controlling interest	(194)	(60)
Net loss attributable to NCS Multistage Holdings, Inc.	$(1,535)	$(3,397)

Denominator
Basic weighted average number of shares	2,414	2,380
Dilutive effect of stock options, RSUs and PSUs	—	—
Diluted weighted average number of shares	2,414	2,380

Loss per common share
Basic	$(0.64)	$(1.43)
Diluted	$(0.64)	$(1.43)

Potentially dilutive securities excluded as anti-dilutive	256	235

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business. See “Note 2. Revenues” for our disaggregated revenue by geographic area.

Note 14.  Subsequent Event

On May 3, 2022, we entered into the ABL Facility under which credit availability is subject to a borrowing base calculation. Concurrently with our entry into the new ABL Facility, we terminated our Prior Amended Credit Agreement as well as the Prior Senior Secured Credit Facility arising thereunder.

The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between the Company, Pioneer, NCS Multistage, LLC, NCS Canada, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”).

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. Our borrowing base under the ABL Facility on the date we entered into the facility was $19.7 million. The ABL Facility will mature on May 3, 2027.

Borrowings under the ABL Facility may be made in U.S. dollars priced based on “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars priced at the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments.

The obligations of the borrowers under the ABL Facility are guaranteed by the Company and each of our subsidiaries (other than Repeat Precision), as well as each of our future direct and indirect subsidiaries organized under the laws of the United States or Canada (subject to certain exceptions), and are secured by substantially all of the assets of the Company and its subsidiaries, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

The Credit Agreement includes customary events of default for facilities of this type (with customary materiality thresholds and grace periods, as applicable). If an event of default occurs, the lenders party to the Credit Agreement may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings under such facility, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders party to the Credit Agreement also have the right upon an event of default thereunder to terminate any commitments to provide further borrowings, or to provide additional financing in excess of the borrowing base limit, or to proceed against the collateral securing the ABL Facility.

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

Overview

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore wells, predominantly wells that have been drilled with horizontal laterals in unconventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, the Middle East and the North Sea. We provide our products and services to various customers, including leading large independent oil and natural gas companies and major oil companies.

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

We own a 50% interest in Repeat Precision, LLC (“Repeat Precision”), which sells composite frac plugs and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including casing buoyancy systems, liner hanger systems and toe initiation sleeves. We offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets. We operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Outlook

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

Drilling and completion activity in the United States and Canada has increased steadily since falling to multi-decade lows in late 2020, as the global economy and oil and natural gas demand has recovered from the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic. While U.S. drilling and completion activity remains lower than it was prior to the COVID-19 pandemic, the Canadian rig count surpassed comparable 2019 levels in the third quarter of 2021 and has remained above comparable 2019 levels since that time, indicating a stronger industry recovery in Canada than in the United States. Customer activity has continued to increase in 2022, with the U.S. and Canadian rig counts in the first quarter of 2022 higher by 63% and 38%, respectively, compared to the same period as 2021.

Based on capital budgets for 2022 that have been set by E&P companies, we believe that industry drilling and completion activity in the United States will be higher in 2022 than in 2021, with drilling activity increasing over 20%, a faster rate than completion activity, which we expect to increase over 10%. We expect drilling and completion activity to increase by 10% to 20% in Canada in 2022, with year-over-year increases highest in the first quarter before moderating over the remainder of the year. We currently expect international industry activity to improve by over 10% in 2022 as compared to 2021, reflecting recent increases in the international rig count. Many of our customers in North America continue to be committed to generating free cash flow while maintaining production at year-end 2021 levels, though privately-owned operators have increased activity as commodity prices improved and have contributed to the majority of activity increases since late 2020. Oil and natural gas prices continued to rise in early 2022, and spot pricing increased further following Russia’s invasion of Ukraine in late February. We have no material direct exposure to Russia or Ukraine, though we are monitoring economic impacts resulting from the conflict, especially on raw material pricing and availability, as noted below.

Despite the recent and expected improvements in industry activity levels, we continue to face intense competitive pressure across all of our product and services offerings, which may negatively impact our market share as well as our margins.

During the second half of 2021 we began to experience increased prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, with such increases continuing into 2022, and made worse by the impacts resulting from Russia’s continuing invasion of Ukraine. While we strive to achieve price increases to pass through higher raw material and component costs to our customers, we may not be able to do so and if we can, the impact of such price increases may lag the timing of increased costs. During this time, we also began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and selling, general and administrative (“SG&A”) expenses. This labor cost inflation, which has continued into 2022, has resulted in increases in salaries, hourly pay rates and benefits costs.

In an effort to reduce inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, have begun to increase reference interest rates, an action which typically has the effect of increasing borrowing costs and restraining economic activity. There is a possibility that these actions could not only reduce the rate of global economic growth, but could lead to a recessionary environment in certain economies. Any reduction in economic activity resulting from such actions could result in moderating demand for oil and natural gas.

COVID-19 Impacts on the Oil & Natural Gas Market and NCS Multistage

In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. As a result of the COVID-19 pandemic, there was a significant reduction in global gross domestic product (“GDP”) in 2020, which began to recover in 2021 as vaccines became available and mitigation measures eased. This resulted in a reduction in the demand for crude oil, which is not expected to recover to 2019 levels until late 2022. In response to these economic factors, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to collectively reduce oil production through September 2022 and E&P companies in North America reduced their capital spending budgets, with 2022 capital budgets expected to remain below 2019 levels in the U.S. This also led to consolidation amongst E&P companies, especially large, independent publicly-traded E&P companies, and this included customers for which we have provided products and services. As a result of improving supply and demand factors, commodity prices have increased in 2021 and through 2022, which has resulted in increasing industry activity in North America and internationally for the time period.

The COVID-19 pandemic has also caused ongoing supply chain disruptions and cost inflation, including labor cost inflation, the effects of which have continued into 2022. Restrictive mitigation measures imposed in Shanghai and other areas in China that began in April 2022 may increase the scope and duration of these supply chain disruptions.

In response to the reduction in demand for our products and services resulting from these economic factors, we implemented initiatives in 2020 to reduce our cost structure, limit capital expenditures and enhance our liquidity and access to capital, some of which continue into 2022, including:

•Reductions in force and temporary reductions in compensation and certain benefits for substantially all employees, with such compensation and benefits having since been substantially restored or increased;

•Cost reduction efforts targeting non-essential travel, vendor pricing, and reductions in third-party spend, including information technology, financial services and third-party research and development;

•Application for, and receipt of benefits related to U.S. employer payroll taxes and refundable employee retention tax credits and the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs;

•Reduction of planned capital expenditures and the sale of excess vehicles;

•Closure of our district operational facilities in Corpus Christi and Oklahoma City and relocating our U.S. assembly operations; and

•Amendment of our revolving credit facility to provide us with enhanced financial flexibility (as described in more detail in “Note 8. Debt” in our unaudited condensed consolidated financial statements).

NCS and its Board of Directors continue to evaluate market conditions and will take necessary actions to further reduce our cost structure and enhance liquidity should impacts from COVID-19 result in a reduction in the demand for our products and services.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing rising throughout 2021 to approximately $75/BBL at the end of December 2021. WTI crude oil pricing continues to rise in 2022 reaching approximately $90/BBL by mid-February, then rising to over $100/BBL following Russia’s invasion of Ukraine, averaging approximately $95/BBL in the first quarter of 2022. Crude oil pricing also continues to be supported by voluntary oil production reductions by members of OPEC + as discussed above. The improvement in oil demand from 2020 lows, combined with OPEC+ production curtailments has led to global oil and refined products storage levels being below long-term averages, which has also supported oil pricing.

Natural gas pricing also increased throughout 2021 and increased to an average level of $4.67 per MMBtu during the first quarter of 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Natural gas pricing in the United States has been supported by increased demand for exports of liquified natural gas (“LNG”) in late 2021 and early 2022, especially for power generation in Europe and Asia.

While the current outlook for oil and natural gas prices is favorable, sustained meaningful declines in commodity prices from current levels, or sustained periods when the local pricing received in regional markets is below benchmark pricing, known in the industry as high differentials, would be expected to lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2021	58.09	61.04	3.50
6/30/2021	66.19	68.98	2.95
9/30/2021	70.58	73.51	4.35
12/31/2021	77.33	79.61	4.75
3/31/2022	95.18	100.87	4.67

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2021, as provided by Baker Hughes Company. The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2021	378	144	522
6/30/2021	437	71	508
9/30/2021	484	150	634
12/31/2021	545	159	704
3/31/2022	618	198	816

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. During 2021, the average U.S. land rig count and completion activity continued to increase from lows reached in late 2020, with the U.S. land rig count averaging 618 during the first quarter of 2022, a 63% increase compared to the first quarter of 2021. The average land rig count in Canada for the first quarter of 2022 was 38% higher than in the same period in 2021. We expect U.S. and Canadian rig counts and completion activity to continue to rise in 2022 compared to prior year levels.

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

Adoption of Pinpoint Stimulation

Traditional well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America and over 90% of unconventional well completions in the United States. We believe that pinpoint stimulation provides benefits compared to these traditional well completion techniques. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s further adoption of pinpoint stimulation to complete wells, our ability to continue to innovate our technology to compete against technological advances in traditional well completion techniques, and our ability to successfully compete with other providers of pinpoint stimulation products and services, including adjusting our pricing in certain markets to respond to customer demands and to competitors that may provide discounted pricing to our customers.

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

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, the sale of composite frac plugs and related products through Repeat Precision and from sales of our tracer diagnostics services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products.

Product sales represented 67% and 71% of our revenues for the three months ended March 31, 2022 and 2021, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 33% and 29% of our revenues for the three months ended March 31, 2022 and 2021, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets, we will, in some instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves or composite frac plugs and the provision of our services.

For the three months ended March 31, 2022 and 2021, approximately 73% and 71%, respectively, of our revenues were derived from sales in Canada and were denominated in Canadian dollars. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacturing of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. Our strategic 50% purchase of Repeat Precision has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, with such chemicals subject to a 25% tariff, which increases our cost of sales. In addition, we are monitoring prices for certain raw materials, including steel, chemicals and purchased components, which have increased during 2021, with such increases continuing into 2022, made worse by the impacts resulting from Russia’s continuing invasion of Ukraine. While we strive to pass through some of the increases in raw material and component costs to our customers, there can be no assurance that we will be able to do so and there may be a time delay before we are able to pass through these costs. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

During 2021, we began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and our SG&A expenses. This labor cost inflation, which has continued into 2022, resulted in increases in salaries, hourly pay rates and benefits costs.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 32% and 27% for the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2022	2021	$	%
Revenues
Product sales	$26,213	$20,174	$6,039	29.9%
Services	12,899	8,340	4,559	54.7%
Total revenues	39,112	28,514	10,598	37.2%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	17,757	13,921	3,836	27.6%
Cost of services, exclusive of depreciation and amortization expense shown below	6,446	4,357	2,089	47.9%
Total cost of sales, exclusive of depreciation and amortization expense shown below	24,203	18,278	5,925	32.4%
Selling, general and administrative expenses	16,024	12,784	3,240	25.3%
Depreciation	921	937	(16)	(1.7)%
Amortization	167	167	—	-%
Loss from operations	(2,203)	(3,652)	1,449	39.7%
Other income (expense)
Interest expense, net	(183)	(168)	(15)	(8.9)%
Other income, net	379	341	38	11.1%
Foreign currency exchange gain, net	256	150	106	70.7%
Total other income	452	323	129	39.9%
Loss before income tax	(1,751)	(3,329)	1,578	47.4%
Income tax (benefit) expense	(22)	128	(150)	(117.2)%
Net loss	(1,729)	(3,457)	1,728	50.0%
Net loss attributable to noncontrolling interest	(194)	(60)	(134)	(223.3)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(1,535)	$(3,397)	$1,862	54.8%

Revenues

Revenues were $39.1 million for the three months ended March 31, 2022 as compared to $28.5 million for the three months ended March 31, 2021. This increase reflected higher product sales and services volumes in Canada and the United States as well as higher international services volumes, partially offset by lower pricing for certain products and services. We believe the overall increase largely resulted from higher industry drilling and completion activity in the first quarter of 2022 as compared to 2021, particularly in North America, attributed primarily to higher oil and natural gas demand and more favorable commodity prices. Product sales for the three months ended March 31, 2022 were $26.2 million as compared to $20.2 million for the three months ended March 31, 2021. Services revenue totaled $12.9 million compared to $8.3 million for the same periods.

Cost of sales

Cost of sales was $24.2 million, or 61.9% of revenues, for the three months ended March 31, 2022 as compared to $18.3 million, or 64.1% of revenues, for the three months ended March 31, 2021. Cost of sales as a percentage of total revenues declined due to an increase in revenue, which resulted in higher utilization of manufacturing capacity and field service personnel. This improvement was partially offset by lower pricing for certain products and services and increased costs impacting our supply chain, including raw materials, purchased materials, labor costs and outsourced service activity. Cost of product sales was $17.8 million, or 67.7% of product sales revenue, and cost of services was $6.4 million, or 50.0% of services revenue, for the three months ended March 31, 2022. For the three months ended March 31, 2021, cost of product sales was $13.9 million, or 69.0% of product sales revenue, and cost of services was $4.4 million, or 52.2% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.0 million for the three months ended March 31, 2022 as compared to $12.8 million for the three months ended March 31, 2021. This overall increase in expense reflects increased compensation and benefits of $1.6 million primarily due to the reinstatement of certain salaries in mid-2021, salary increases implemented during the first quarter of 2022, and the restoration of employer matching contributions in 2022. In addition, professional fees, primarily related to litigation matters, increased by $1.6 million.

Foreign currency exchange gain, net

Foreign currency exchange gain was $0.3 million for the three months ended March 31, 2022 as compared to $0.2 million for the three months ended March 31, 2021. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax (benefit) expense was $(22) thousand for the three months ended March 31, 2022 as compared to $0.1 million for the three months ended March 31, 2021. Included in the amount for the three months ended March 31, 2022 was a tax benefit of $0.4 million related to a decrease in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.5 million related to stock awards, and a tax expense of $0.1 million for foreign taxes. Included in the tax expense for the three months ended March 31, 2021 was a tax expense of $0.7 million for an increase in a valuation allowance on deferred tax assets not expected to be realized, a tax expense of $0.4 million for stock awards, and a tax expense of $0.3 million for foreign taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our new asset-based revolving credit facility (“ABL Facility”). As of March 31, 2022, we had cash and cash equivalents of $15.5 million, and total outstanding indebtedness of $8.0 million primarily related to capital lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At March 31, 2022, our borrowing base under the Prior Senior Secured Credit Facility was $17.5 million, with no outstanding borrowings and less than $0.1 million in letter of credit commitments utilized. Our borrowing base under the ABL Facility on the date we entered into the facility was $19.7 million. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at March 31, 2022. We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months and after. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the three months ended March 31, 2022 and 2021 were $0.2 million and $0.1 million, respectively. We plan to incur approximately $2.0 million to $3.0 million in capital expenditures during 2022, which includes (i) upgrades to our tracer diagnostics deployment and sampling equipment, (ii) machining equipment and molds to increase manufacturing capacity at Repeat Precision, (iii) new computers and engineering workstations and (iv) equipment to support growth in our Canadian liner hanger operations.

To the extent we require additional liquidity to fund our capital requirements, including our capital lease obligations, or repay existing indebtedness, we would expect to obtain it through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance and ability to manage costs, which is subject to general economic, financial and other factors that are beyond our control, including the COVID-19 pandemic. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(6,098)	$(1,815)
Net cash used in investing activities	(145)	(64)
Net cash used in financing activities	(406)	(1,733)
Effect of exchange rate changes on cash and cash equivalents	10	29
Net change in cash and cash equivalents	$(6,639)	$(3,583)

Operating Activities

Net cash used in operating activities was $6.1 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash flow was primarily driven by the payment of the annual incentive bonus of $3.2 million, reducing accrued expenses, and payments related to cash-settled share-based compensation as well as increases in accounts receivable and inventories. The decrease was partially offset by higher net income in 2022 as compared to 2021 and reductions in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $0.1 million for each of the three-month periods ended March 31, 2022 and 2021, attributable primarily to net capital expenditures for property and equipment.

Financing Activities

Net cash used in financing activities was $0.4 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Our primary uses of funds for the three months ended March 31, 2022 include total principal payments of $3.2 million on our line of credit borrowings and pursuant to finance leases, and payments of $0.4 million for treasury shares withheld to settle withholding tax requirements for equity-settled stock-based compensation. Our primary source of funds for the three months ended March 31, 2022 was line of credit borrowings of $3.2 million. For the three months ended March 31, 2021, the primary use of funds was $1.3 million of distributions to our joint venture partner and principal payments under finance leases of $0.3 million.

Material Cash Requirements

Except for the new ABL Facility as discussed in “Note 14. Subsequent Event” in our unaudited condensed consolidated financial statements, there have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2021.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates from those included in the Annual Report for the year ended December 31, 2021.

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

•declines in the level of oil and natural gas E&P activity in Canada, the United States and internationally;

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

•the reduction in our ABL Facility borrowing base or our inability to comply with the covenants in our debt agreements; and

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2021. Except as set forth below, our exposure to market risk has not changed materially since December 31, 2021.

Interest Rate Risk

We were primarily exposed to interest rate risk through our Prior Senior Secured Credit Facility and the Prior Amended Credit Agreement, which were terminated concurrent with our entry on May 3, 2022 into the replacement ABL Facility. As of March 31, 2022 and December 31, 2021, we had no outstanding indebtedness under our Prior Senior Secured Credit Facility.

Borrowings under the ABL Facility may be made in U.S. dollars priced based on “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars priced at the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest at such benchmarks plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, depending on unused commitments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2021, except as set forth below.

Our outstanding indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

As of March 31, 2022, our total outstanding indebtedness was $8.0 million, of which no amount was outstanding under our Prior Senior Secured Credit Facility. Our Prior Senior Secured Credit Facility was terminated on May 3, 2022 and replaced with our ABL Facility. Under our ABL Facility, which is secured by substantially all of our assets, we may borrow up to the lesser of a borrowing base and $35.0 million, with sublimits for loans in Canadian dollars, letters of credit and swingline loans. The borrowing base is determined based on 85% of eligible accounts receivable, 85% of the net orderly liquidation value of eligible inventory, and 100% of cash in a specified pledged account, subject to change in the administrative agent’s permitted discretion, and does not include assets of Repeat Precision. The ABL Facility authorizes, but does not require, the administrative agent to make over-advances, notwithstanding a borrowing base deficiency, of up to 10% of aggregate commitments (but never to exceed the lenders’ aggregate commitments). Our ABL Facility is subject to interest rate fallback provisions applicable in the event that the SOFR-based or other interest rate benchmarks provided thereunder become unavailable or unrepresentative of lenders’ cost of funds. There can be no assurance that our ABL Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers will not constrain our liquidity by reducing the size of our borrowing base.

Our outstanding indebtedness, and any additional indebtedness we incur, may have important consequences for us, including, without limitation, that: we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness; our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures; our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited; our indebtedness may expose us to the risk of increased interest rates because our borrowings are at variable rates of interest (including SOFR); our indebtedness may prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business; and our flexibility in planning for, or reacting to, changes in our business and our industry may be limited by covenants in our indebtedness documents.

Under the terms of the credit agreement governing our ABL Facility, we are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we otherwise might operate it. The obligations under our ABL Facility may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, cross-defaults to certain material indebtedness, covenant defaults, material inaccuracy of representations and warranties, bankruptcy events, material judgments, certain ERISA-related events, material defects with respect to guarantees and collateral, invalidity of subordination provisions and change of control. If not cured, an event of default could result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us to, among other things: seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets and/or reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, it could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries may be able to incur substantial indebtedness.

We may incur substantial additional indebtedness in the future. Although the terms of the agreement governing our ABL Facility contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur substantial additional indebtedness, the related risks to our financial condition could increase.

Restrictive covenants in the agreement governing our ABL Facility may restrict our ability to pursue our business strategies.

The agreement governing our ABL Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our ability to: incur additional indebtedness; grant liens; enter into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions; make certain investments; pay dividends; make payments in respect of junior lien or subordinated debt; make acquisitions; consolidate, amalgamate, merge, liquidate, divide or dissolve; sell, transfer or otherwise dispose of assets; make certain organizational changes (including with respect to organizational documents and changes in fiscal year); engage in sale-leaseback transactions; engage in transactions with affiliates; enter into operating leases; enter into hedging arrangements; enter into certain leasehold arrangements and arrangements with respect to inventory and equipment; and materially alter our business.

Our ABL Facility requires, as a condition to borrowing, that our available cash on hand does not exceed $10.0 million. The ABL Facility also contains a financial covenant requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the applicable 12 month period whenever liquidity under our ABL Facility is less than 20% of revolving commitments. Our ability to satisfy the fixed charge coverage ratio can be affected by events beyond our control and we cannot assure you that we will be able to satisfy these covenants. Our inability to satisfy the fixed charge coverage ratio could render us unable to borrow under the ABL Facility at the time when liquidity is most needed.

A breach of any covenant or restriction contained in the agreement governing our ABL Facility could result in an event of default thereunder. If any such event of default occurs, the lenders under the facility may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our ABL Facility also have the right, upon an event of default thereunder, to terminate any commitments they have to provide further borrowings. Further, following an event of default under the agreement governing our ABL Facility, the lenders under the facility will have the right to proceed against the collateral granted to them to secure that debt. If the debt under our ABL Facility was to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

The indebtedness under our ABL Facility matures on May 3, 2027. Our ability to refinance this indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Furthermore, bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. There is also a risk, during periods of volatile credit markets, that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including our ABL Facility. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers and other counterparties. Perceptions of us and the industries in which we or our customers operate, including perceptions of our environmental, social and governance attributes may result in pressure on banks and other financial institutions to reduce or avoid lending, which could further reduce the available pool of financing for us and increase the cost of financing to us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Item 6.  Exhibits

Exhibit
No.		Description
	10.1

Credit Agreement, dated as of May 3, 2022, by and among NCS Multistage Holdings, Inc., Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., and the other loan parties thereto and JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2022).

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

Date: May 6, 2022	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized
Signatory)