Form 10-Q
period 2022-06-30
NCS Multistage Holdings, Inc.
filed 2022-08-02
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 2,408,413 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$14,930	$22,168
Accounts receivable—trade, net	20,297	24,392
Inventories, net	36,967	33,917
Prepaid expenses and other current assets	3,186	3,290
Other current receivables	4,360	4,726
Total current assets	79,740	88,493
Noncurrent assets
Property and equipment, net	24,028	24,708
Goodwill	15,222	15,222
Identifiable intangibles, net	5,410	5,744
Operating lease assets	4,693	4,809
Deposits and other assets	3,117	3,113
Deferred income taxes, net	487	236
Total noncurrent assets	52,957	53,832
Total assets	$132,697	$142,325
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,722	$7,502
Accrued expenses	3,525	6,323
Income taxes payable	293	294
Operating lease liabilities	1,400	1,556
Current maturities of long-term debt	1,933	1,483
Other current liabilities	2,191	2,660
Total current liabilities	17,064	19,818
Noncurrent liabilities
Long-term debt, less current maturities	6,284	6,335
Operating lease liabilities, long-term	3,802	3,779
Other long-term liabilities	1,309	1,612
Deferred income taxes, net	271	114
Total noncurrent liabilities	11,666	11,840
Total liabilities	28,730	31,658
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,434,555 shares issued and 2,408,296 shares outstanding at June 30, 2022 and 2,397,766 shares issued
and 2,380,374 shares outstanding at December 31, 2021	24	24
Additional paid-in capital	438,668	437,022
Accumulated other comprehensive loss	(82,853)	(82,094)
Retained deficit	(268,378)	(261,362)
Treasury stock, at cost, 26,259 shares at June 30, 2022 and 17,392 shares
at December 31, 2021	(1,386)	(1,006)
Total stockholders’ equity	86,075	92,584
Non-controlling interest	17,892	18,083
Total equity	103,967	110,667
Total liabilities and stockholders' equity	$132,697	$142,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Product sales	$19,371	$15,764	$45,584	$35,938
Services	8,093	5,697	20,992	14,037
Total revenues	27,464	21,461	66,576	49,975
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	13,399	10,668	31,156	24,589
Cost of services, exclusive of depreciation and amortization expense shown below	5,124	3,259	11,570	7,616
Total cost of sales, exclusive of depreciation and amortization expense shown below	18,523	13,927	42,726	32,205
Selling, general and administrative expenses	13,745	11,823	29,769	24,607
Depreciation	939	935	1,860	1,872
Amortization	167	167	334	334
Loss from operations	(5,910)	(5,391)	(8,113)	(9,043)
Other income (expense)
Interest expense, net	(407)	(198)	(590)	(366)
Other income, net	613	529	992	870
Foreign currency exchange (loss) gain	(255)	242	1	392
Total other (expense) income	(49)	573	403	896
Loss before income tax	(5,959)	(4,818)	(7,710)	(8,147)
Income tax (benefit) expense	(481)	726	(503)	854
Net loss	(5,478)	(5,544)	(7,207)	(9,001)
Net income (loss) attributable to non-controlling interest	3	251	(191)	191
Net loss attributable to NCS Multistage Holdings, Inc.	$(5,481)	$(5,795)	$(7,016)	$(9,192)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(2.25)	$(2.41)	$(2.89)	$(3.85)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(2.25)	$(2.41)	$(2.89)	$(3.85)
Weighted average common shares outstanding
Basic	2,438	2,401	2,426	2,391
Diluted	2,438	2,401	2,426	2,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(5,478)	$(5,544)	$(7,207)	$(9,001)
Foreign currency translation adjustments, net of tax of $0	(1,300)	530	(759)	823
Comprehensive loss	(6,778)	(5,014)	(7,966)	(8,178)
Less: Comprehensive income (loss) attributable to non-controlling interest	3	251	(191)	191
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(6,781)	$(5,265)	$(7,775)	$(8,369)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2021	—	$—	2,397,766	$24	$437,022	$(82,094)	$(261,362)	(17,392)	$(1,006)	$18,083	$110,667
Share-based compensation	—	—	—	—	805	—	—	—	—	—	805
Net loss	—	—	—	—	—	—	(1,535)	—	—	(194)	(1,729)
Vesting of restricted stock	—	—	34,066	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(8,694)	(372)	—	(372)
Currency translation adjustment	—	—	—	—	—	541	—	—	—	—	541
Balances as of March 31, 2022	—	$—	2,431,832	$24	$437,827	$(81,553)	$(262,897)	(26,086)	$(1,378)	$17,889	$109,912
Share-based compensation	—	—	—	—	841	—	—	—	—	—	841
Net (loss) income	—	—	—	—	—	—	(5,481)	—	—	3	(5,478)
Vesting of restricted stock	—	—	2,723	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(173)	(8)	—	(8)
Currency translation adjustment	—	—	—	—	—	(1,300)	—	—	—	—	(1,300)
Balances as of June 30, 2022	—	$—	2,434,555	$24	$438,668	$(82,853)	$(268,378)	(26,259)	$(1,386)	$17,892	$103,967

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

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,207)	$(9,001)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,194	2,206
Amortization of deferred loan costs	128	141
Write-off of deferred loan costs	196	—
Share-based compensation	3,485	3,810
Provision for inventory obsolescence	1,294	1,295
Deferred income tax expense (benefit)	59	(29)
Gain on sale of property and equipment	(222)	(292)
Provision for doubtful accounts	(44)	(73)
Proceeds from note receivable	282	126
Changes in operating assets and liabilities:
Accounts receivable—trade	3,878	4,425
Inventories, net	(4,876)	(1,119)
Prepaid expenses and other assets	1,271	(307)
Accounts payable—trade	499	927
Accrued expenses	(2,767)	685
Other liabilities	(2,591)	(2,112)
Income taxes receivable/payable	(777)	408
Net cash (used in) provided by operating activities	(5,198)	1,090
Cash flows from investing activities
Purchases of property and equipment	(420)	(238)
Purchase and development of software and technology	(56)	(276)
Proceeds from sales of property and equipment	175	198
Net cash used in investing activities	(301)	(316)
Cash flows from financing activities
Payments on finance leases	(712)	(633)
Line of credit borrowings	7,543	360
Payments on line of credit	(7,096)	(360)
Treasury shares withheld	(380)	(197)
Distribution to noncontrolling interest	—	(1,750)
Payment of deferred loan cost related to ABL facility	(880)	—
Net cash used in financing activities	(1,525)	(2,580)
Effect of exchange rate changes on cash and cash equivalents	(214)	160
Net change in cash and cash equivalents	(7,238)	(1,646)
Cash and cash equivalents beginning of period	22,168	15,545
Cash and cash equivalents end of period	$14,930	$13,899
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$864	$1,108
Leased assets obtained in exchange for new operating lease liabilities	$819	$1,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our” and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well construction, well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use in onshore and offshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa, Oklahoma; Billings, Montana; Morgantown, West Virginia; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

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

Recent Accounting Pronouncements

Pronouncement Adopted in 2022

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency of disclosure regarding government assistance including the types of assistance, an entity’s method of accounting for the assistance, and the effect of the assistance on an entity’s financial statements. This standard became effective for fiscal years beginning after December 15, 2021. We adopted ASU No. 2021-10 on a prospective basis on January 1, 2022, with no material impact on our condensed consolidated financial statements.

Pronouncement Not Yet Effective

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States
Product sales	$9,173	$7,142	$16,334	$13,438
Services	2,960	2,086	4,877	3,613
Total United States	12,133	9,228	21,211	17,051
Canada
Product sales	9,655	7,321	28,707	21,199
Services	3,193	1,873	12,670	8,230
Total Canada	12,848	9,194	41,377	29,429
Other Countries
Product sales	543	1,301	543	1,301
Services	1,940	1,738	3,445	2,194
Total Other Countries	2,483	3,039	3,988	3,495
Total
Product sales	19,371	15,764	45,584	35,938
Services	8,093	5,697	20,992	14,037
Total revenues	$27,464	$21,461	$66,576	$49,975

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table includes the current contract liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

Balance at December 31, 2021	$71
Additions	1,963
Revenue recognized	(1,638)
Balance at June 30, 2022	$396

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of June 30, 2022 and December 31, 2021 is included in current liabilities on our condensed consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$2,130	$1,844
Work in process	190	14
Finished goods	34,647	32,059
Total inventories, net	$36,967	$33,917

Note 4.  Other Current Receivables

Other current receivables consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Current income tax receivables	$2,759	$2,226
Employee receivables	241	238
Other receivables	1,360	2,262
Total other receivables, net	$4,360	$4,726

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The other receivables balance as of June 30, 2022 and December 31, 2021 includes the U.S. employee retention credit (“ERC”) claims we have filed but for which we have not yet received renumeration. See “Note 9. Commitments and Contingencies” for additional information. The other receivables balance at December 31, 2021 includes $0.7 million associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC, which is more fully described in our Annual Report. This receivable was collected in May 2022.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Land	$1,678	$1,701
Building and improvements	8,007	8,099
Machinery and equipment	18,388	18,152
Computers and software	2,336	2,256
Furniture and fixtures	1,041	1,037
Vehicles	267	313
Right of use assets - finance leases	10,718	10,228
Service equipment	244	244
	42,679	42,030
Less: Accumulated depreciation and amortization	(19,166)	(17,752)
	23,513	24,278
Construction in progress	515	430
Property and equipment, net	$24,028	$24,708

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the following income statement line items for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales
Cost of product sales	$374	$351	$724	$701
Cost of services	149	175	296	372
Selling, general and administrative expenses	416	409	840	799
Total depreciation	$939	$935	$1,860	$1,872

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three and six months ended June 30, 2022 and 2021, respectively, and accordingly no impairment loss was recorded.

Note 6.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of June 30, 2022 and 2021, we did not identify any triggering events that would indicate potential impairment of goodwill at Repeat Precision, our only reportable unit with goodwill, which totaled $15.2 million. Therefore, no impairment has been recorded for the three and six months ended June 30, 2022 and 2021, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(475)	$3,483
Customer relationships	10	4,100	(2,221)	1,879
Total amortizable intangible assets		$8,058	$(2,696)	$5,362
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,696)	$5,410

		December 31, 2021
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(346)	$3,612
Customer relationships	10	4,100	(2,016)	2,084
Total amortizable intangible assets		$8,058	$(2,362)	$5,696
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,362)	$5,744

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended June 30, 2022 and 2021 and $0.3 million for each of the six months ended June 30, 2022 and 2021, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no indicators of impairment identified during the three and six months ended June 30, 2022 or 2021. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three or six months ended June 30, 2022 and 2021.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and bonus	$2,303	$4,208
Property and franchise taxes accrual	275	550
Accrued other miscellaneous liabilities	947	1,565
Total accrued expenses	$3,525	$6,323

We paid our annual incentive bonus totaling $3.2 million during the first quarter of 2022.

Note 8.  Debt

Our long-term debt consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Prior Senior Secured Credit Facility	$—	$—
ABL Facility	—	—
Promissory note	446	—
Finance leases	7,771	7,818
Total debt	8,217	7,818
Less: current portion	(1,933)	(1,483)
Long-term debt	$6,284	$6,335

The estimated fair value of total debt as of June 30, 2022 and December 31, 2021 was $7.2 million and $7.5 million, respectively. At June 30, 2022, the fair value of the promissory note approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

Prior Senior Secured Credit Facility

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Pioneer Investment, Inc., as U.S. borrower (“Pioneer”), NCS Multistage Inc., as Canadian borrower (“NCS Canada”; together with Pioneer, the “Borrowers”), Pioneer Intermediate, Inc. (together with the Company, the “Parent Guarantors”), the lenders party thereto, Wells Fargo Bank, National Association as administrative agent (the “Prior U.S. Agent”) in respect of the U.S. facility provided therein and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent (the “Prior Canadian Agent”) in respect of the Canadian Facility provided therein. The 2019 Credit Agreement amended and restated our then-existing credit agreement in its entirety.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Prior Senior Secured Credit Facility consisted of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to Pioneer, of which up to $2.5 million was available for letters of credit and up to $2.5 million was available for swingline loans. NCS Canada could make borrowings under the Prior Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Prior Senior Secured Credit Facility were limited subject to a borrowing base calculated on eligible receivables, which did not include receivables at Repeat Precision. As of December 31, 2021, we had no outstanding indebtedness under the Prior Senior Secured Credit Facility, and we utilized letter of credit commitments of less than $0.1 million.

Borrowings under the Prior Senior Secured Credit Facility could be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Prior Amended Credit Agreement). Such advances bore interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Prior Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. We incurred interest expense related to the Prior Senior Secured Credit Facility, including commitment fees, of $23 thousand and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $47 thousand and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

The obligations of the Borrowers under the Prior Senior Secured Credit Facility were guaranteed by the Parent Guarantors, as well as each of the other existing and future direct and indirect restricted subsidiaries of NCS organized under the laws of the United States and Canada (subject to certain exceptions), and were secured by substantially all of the assets of the Parent Guarantors, the Borrowers and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

We capitalized direct costs of $1.2 million in connection with the Prior Amended Credit Agreement, which were being amortized over the term of the Prior Senior Secured Credit Facility using the straight-line method.

Concurrent with our entry on May 3, 2022, into a replacement asset-based revolving credit facility discussed below, the Prior Senior Secured Credit Facility and the Prior Amended Credit Agreement were terminated. Of the unamortized remaining deferred loan costs associated with the Prior Senior Secured Credit Facility totaling $0.3 million, we charged $0.2 million to interest expense, net during the second quarter of 2022, associated with the members of the lender group who did not continue with the new facility, and deferred $0.1 million associated with the replacement facility to be amortized over the term of the new facility, in addition to any new deferred loan costs associated with the replacement facility.

ABL Facility

On May 3, 2022, we entered into a new secured asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between the Company, Pioneer, NCS Multistage, LLC, NCS Canada, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”).

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. Our borrowing base under the ABL Facility at June 30, 2022 was $12.8 million. The ABL Facility will mature on May 3, 2027. As of June 30, 2022, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at June 30, 2022 was 4.1%. We incurred interest expense related to the ABL Facility, including commitment fees, of $29 thousand for the three and six months ended June 30, 2022.

The obligations of the borrowers under the ABL Facility are guaranteed by the Company and each of our subsidiaries (other than Repeat Precision), as well as each of our future direct and indirect subsidiaries organized under the laws of the United States or

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Canada (subject to certain exceptions), and are secured by substantially all of the assets of the Company and its subsidiaries, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of June 30, 2022, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $33 thousand was included in interest expense, net for the three and six months ended June 30, 2022.

Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg. The note bears interest at a variable interest rate based on prime plus 1.00%. The promissory note is collateralized by certain equipment, inventory and receivables. The promissory note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and continues to be renewed on an annual basis. The note is currently scheduled to mature on February 11, 2023. Total borrowings may be limited subject to a borrowing base calculation which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of June 30, 2022, Repeat Precision had $0.4 million of outstanding indebtedness under the promissory note. There was no outstanding indebtedness under the promissory note at December 31, 2021. Repeat Precision’s indebtedness is not secured by the other NCS entities.

Finance Leases

Finance leases cover buildings including an office and laboratory in Tulsa, Oklahoma, as well as facilities in Odessa, Texas. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light vehicles and trucks that meet the finance lease criteria.

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

Employee Retention Credit

As disclosed in our Annual Report, we evaluated our eligibility for the ERC and determined that we were eligible for refundable tax credits totaling $3.2 million for the year ended December 31, 2021, which included $0.5 million pertaining to Repeat Precision, of which $0.1 million is associated with credits earned for activity in 2020. Of the aggregate credits claimed during 2021, we received

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$2.1 million in 2021 and $0.2 million during the six months ended June 30, 2022. We have included $0.9 million and $1.1 million, respectively, in other current receivables on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. See “Note 4. Other Current Receivables.”

Operating Leases

During the six months ended June 30, 2022, we entered into one operating lease and renewed three others for our facilities in various locations. We recorded long-term right-of-use assets totaling approximately $0.8 million and corresponding operating lease liabilities. The leases have terms from three to five years.

Note 10.  Share-Based Compensation

During the six months ended June 30, 2022, we granted 66,793 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $42.90. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on February 28, 2023. The RSUs granted to the members of our Board of Directors will vest on February 28, 2023 and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2022, we granted 48,565 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $42.90. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. Since the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on February 28, 2023. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the six months ended June 30, 2022, we granted 17,454 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2022 to December 31, 2024. The PSUs grant date fair value of $71.28 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2025. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.3 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.5 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was 8.1% and (15.1)% for the three months ended June 30, 2022 and 2021, respectively, and 6.5% and (10.5)% for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, our ETR differed from the statutory federal income tax rate primarily due to the benefit recorded related to changes in valuation allowance on deferred tax assets not expected to be realized, and the tax expense recorded related to stock awards. During the three and six months ended June 30, 2021, our ETR differed from the statutory federal tax rate primarily due to the tax expense recorded related to changes in the valuation allowance on deferred tax assets not expected to be realized.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share from net loss (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(5,478)	$(5,544)	$(7,207)	$(9,001)
Less: income (loss) attributable to non-controlling interest	3	251	(191)	191
Net loss attributable to NCS Multistage Holdings, Inc.	$(5,481)	$(5,795)	$(7,016)	$(9,192)

Denominator
Basic weighted average number of shares	2,438	2,401	2,426	2,391
Dilutive effect of stock options, RSUs and PSUs	—	—	—	—
Diluted weighted average number of shares	2,438	2,401	2,426	2,391

Loss per common share
Basic	$(2.25)	$(2.41)	$(2.89)	$(3.85)
Diluted	$(2.25)	$(2.41)	$(2.89)	$(3.85)

Potentially dilutive securities excluded as anti-dilutive	283	266	269	250

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

Overview

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore and offshore wells, predominantly wells that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, the Middle East and the North Sea. We provide our products and services to various customers, including leading large independent oil and natural gas companies and major oil companies.

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

Drilling and completion activity in the United States and Canada has increased steadily since falling to multi-decade lows in late 2020, as the global economy and oil and natural gas demand has recovered from the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic. While U.S. drilling and completion activity remains slightly lower than it was prior to the COVID-19 pandemic, the Canadian rig count surpassed comparable 2019 levels in the third quarter of 2021 and has remained above comparable 2019 levels since that time, indicating a stronger industry recovery in Canada than in the United States. Customer activity has continued to increase in 2022, with the U.S. and Canadian rig counts in the second quarter of 2022 higher by 60% and 58%, respectively, compared to the same period as 2021.

Based on E&P company activity to date and expected capital budgets for the remainder of 2022, we believe that industry drilling and completion activity in the United States will be higher in 2022 than in 2021, with drilling activity increasing over 20%, a faster rate than completion activity, which we expect to increase by over 10%. We expect drilling and completion activity to increase by 15% to 25% in Canada in 2022, with year-over-year increases highest in the first quarter and moderating over the remainder of the year. We currently expect international industry activity to improve by over 10% in 2022 as compared to 2021. Many of our customers in North America continue to be committed to generating free cash flow while maintaining production at year-end 2021 levels, though privately-owned operators have increased activity as commodity prices improved and have contributed to the majority of activity increases since late 2020. Oil and natural gas prices continued to rise in early 2022, and spot pricing increased further following Russia’s invasion of Ukraine in late February. We have no material direct exposure to Russia or Ukraine, though we are monitoring economic impacts resulting from the conflict, especially on raw material pricing and availability, as noted below.

Despite the recent and expected improvements in industry activity levels, we continue to face intense competitive pressure across all of our product and services offerings, which may negatively impact our market share as well as our margins.

During the second half of 2021 we began to experience increased prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, with such increases continuing into 2022, and made worse by the impacts resulting from Russia’s continuing invasion of Ukraine. While we strive to achieve price increases to pass through higher raw material and component costs to our customers, we are not always able to do so and, if we can, the impact of such price increases may lag the timing of cost increases. During this time, we also began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and selling, general and administrative (“SG&A”) expenses. This labor cost inflation, which has continued into 2022, has resulted in increases in salaries, hourly pay rates and benefit costs.

In an effort to reduce inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, have begun to increase reference interest rates, an action which typically has the effect of increasing borrowing costs and restraining economic activity. There is a possibility that these actions could not only reduce the rate of global economic growth, but could lead to a recessionary environment in certain economies, including Europe and the United States. Any reduction in economic activity resulting from such actions could result in moderating or declining demand for oil and natural gas.

COVID-19 Impacts on the Oil & Natural Gas Market and NCS Multistage

In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. As a result of the COVID-19 pandemic, there was a significant reduction in global gross domestic product (“GDP”) in 2020, which began to recover in 2021 as vaccines became available and mitigation measures eased. This resulted in a reduction in the demand for crude oil, which is not expected to recover to 2019 levels until late 2022. In response to these economic factors, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to collectively reduce oil production through August 2022 and E&P companies in North America reduced their capital spending budgets, with 2022 capital budgets expected to remain below 2019 levels in the United States. This also led to consolidation amongst E&P companies, especially large, independent publicly-traded E&P companies, and this included customers for which we have provided products and services.

The COVID-19 pandemic has also caused ongoing supply chain disruptions and cost inflation, including labor cost inflation, the effects of which have continued into 2022. Restrictive mitigation measures imposed in China that began in April 2022 have extended the duration of these supply chain disruptions.

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

•Closure of our district operational facilities in Corpus Christi and Oklahoma City and relocating our U.S. assembly operations; and

•Amendment of our prior revolving credit facility and replacement of this facility with an asset-based facility to provide us with enhanced financial flexibility (as described in more detail in “Note 8. Debt” in our unaudited condensed consolidated financial statements).

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing rising throughout 2021 to approximately $75/BBL at the end of December 2021. WTI crude oil pricing continues to rise in 2022 reaching approximately $90/BBL by mid-February, then rising to over $100/BBL following Russia’s invasion of Ukraine, averaging approximately $109/BBL in the second quarter of 2022. Crude oil pricing also continues to be supported by voluntary oil production reductions by members of OPEC + as discussed above. The improvement in oil demand from 2020 lows, combined with OPEC+ production curtailments has led to global oil and refined products storage levels being below long-term averages, which has also supported oil pricing.

Natural gas pricing also increased throughout 2021 and increased to an average level of $7.50 per MMBtu during the second quarter of 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Natural gas pricing in the United States has been supported by increased demand for exports of liquified natural gas (“LNG”) in late 2021 and early 2022, especially for power generation in Europe and Asia, reflecting European demand for LNG sourced from the United States and other regions to diversify supply historically provided by Russia.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2021	66.19	68.98	2.95
9/30/2021	70.58	73.51	4.35
12/31/2021	77.33	79.61	4.75
3/31/2022	95.18	100.87	4.67
6/30/2022	108.83	113.84	7.50

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the second quarter of 2021, as provided by Baker Hughes Company. The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2021	437	71	508
9/30/2021	484	150	634
12/31/2021	545	159	704
3/31/2022	618	198	816
6/30/2022	698	112	810

Over the past several years, North American E&P companies have been able to reduce their cost structures and utilize technologies, including ours, to increase efficiency and improve well performance. During 2021, the average U.S. land rig count and completion activity continued to increase from lows reached in late 2020, with the U.S. land rig count averaging 698 during the second quarter of 2022, a 60% increase compared to the second quarter of 2021. The average land rig count in Canada for the second quarter of 2022 was 58% higher than in the same period in 2021. We expect U.S. and Canadian rig counts and completion activity in the second half of 2022 to continue to exceed prior year levels.

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

Product sales represented 71% and 73% of our revenues for the three months ended June 30, 2022 and 2021, respectively, and 68% and 72% for the six months ended June 30, 2022 and 2021, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29% and 27% of our revenues for the three months ended June 30, 2022 and 2021, respectively, and 32% and 28% for the six months ended June 30, 2022 and 2021, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 47% and 43% for the three months ended June 30, 2022 and 2021, respectively, and approximately 62% and 59% for the six months ended June 30, 2022 and 2021, respectively. Because our Canadian contracts are typically invoiced in Canadian dollars, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates manufacturing facilities with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, with such chemicals subject to a 25% tariff, which increases our cost of sales. In addition, we are monitoring prices for certain raw materials, including steel, chemicals and purchased components, which increased during 2021, with such increases continuing into 2022, made worse by the impacts resulting from Russia’s continuing invasion of Ukraine. While we strive to pass through some of the increases in raw material and component costs to our customers, we are not always able to do so and, if we can, there may be a time delay before we are able to pass through these costs. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

Our SG&A expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. Our SG&A expenses also include litigation expenses and provisions for doubtful accounts.

During 2021, we began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and our SG&A expenses. This labor cost inflation, which has continued into 2022, has resulted in increases in salaries, hourly pay rates and benefit costs.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 22% and 23% for the three months ended June 30, 2022 and 2021, respectively, and approximated 28% and 25% for the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2022	2021	$	%
Revenues
Product sales	$19,371	$15,764	$3,607	22.9%
Services	8,093	5,697	2,396	42.1%
Total revenues	27,464	21,461	6,003	28.0%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	13,399	10,668	2,731	25.6%
Cost of services, exclusive of depreciation and amortization expense shown below	5,124	3,259	1,865	57.2%
Total cost of sales, exclusive of depreciation and amortization expense shown below	18,523	13,927	4,596	33.0%
Selling, general and administrative expenses	13,745	11,823	1,922	16.3%
Depreciation	939	935	4	0.4%
Amortization	167	167	—	—%
Loss from operations	(5,910)	(5,391)	(519)	(9.6)%
Other income (expense)
Interest expense, net	(407)	(198)	(209)	(105.6)%
Other income, net	613	529	84	15.9%
Foreign currency exchange (loss) gain, net	(255)	242	(497)	(205.4)%
Total other (expense) income	(49)	573	(622)	(108.6)%
Loss before income tax	(5,959)	(4,818)	(1,141)	(23.7)%
Income tax (benefit) expense	(481)	726	(1,207)	(166.3)%
Net loss	(5,478)	(5,544)	66	1.2%
Net income attributable to noncontrolling interest	3	251	(248)	(98.8)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(5,481)	$(5,795)	$314	5.4%

Revenues

Revenues were $27.5 million for the three months ended June 30, 2022 as compared to $21.5 million for the three months ended June 30, 2021. This increase reflected higher product sales and services volumes in Canada and the United States as well as higher international services volumes, partially offset by a decrease in international product sales, for which individual orders can be larger and less frequent, and lower pricing for certain products and services. We believe the overall increase in revenues largely resulted from higher industry drilling and completion activity in the second quarter of 2022 as compared to 2021, particularly in North America, attributable primarily to higher oil and natural gas demand and more favorable commodity prices. Product sales for the three months ended June 30, 2022 were $19.4 million as compared to $15.8 million for the three months ended June 30, 2021. Services revenue totaled $8.1 million compared to $5.7 million for the same periods.

Cost of sales

Cost of sales was $18.5 million, or 67.4% of revenues, for the three months ended June 30, 2022 as compared to $13.9 million, or 64.9% of revenues, for the three months ended June 30, 2021. Cost of sales as a percentage of total revenues increased due to lower pricing for certain products and services, a reduction in international revenue as a percentage of total revenue, and increased costs impacting our supply chain, including raw materials, purchased materials, labor costs and outsourced service activity. The decline was partially offset by increased revenues and higher utilization of manufacturing capacity and field service personnel. Cost of product sales was $13.4 million, or 69.2% of product sales revenue, and cost of services was $5.1 million, or 63.3% of services revenue, for the three months ended June 30, 2022. For the three months ended June 30, 2021, cost of product sales was $10.7 million, or 67.7% of product sales revenue, and cost of services was $3.3 million, or 57.2% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.7 million for the three months ended June 30, 2022 as compared to $11.8 million for the three months ended June 30, 2021. This overall increase in expense reflects higher compensation and benefit costs of $1.1 million primarily associated with the reinstatement of certain salaries in mid-2021, salary increases implemented during the first quarter of 2022 and the restoration of employer matching contributions in January 2022. In addition, travel and entertainment, research and development and professional fees increased by $0.3 million, $0.4 million and $0.2 million, respectively, partially offset by lower share-based compensation expense of $0.3 million.

Interest expense, net

Interest expense, net was $0.4 million for the three months ended June 30, 2022 as compared to $0.2 million for the three months ended June 30, 2021. The increase in interest expense, net reflects a $0.2 million write-off of deferred loan costs associated with the termination of the Prior Senior Secured Credit Facility, which was replaced by an asset-based revolving credit facility (“ABL Facility”).

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was $(0.3) million for the three months ended June 30, 2022 as compared to $0.2 million for the three months ended June 30, 2021. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax (benefit) expense was $(0.5) million for the three months ended June 30, 2022 as compared to $0.7 million for the three months ended June 30, 2021. Included in the amount for the three months ended June 30, 2022 was a tax expense of $1.0 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.2 million related to stock awards, and a tax benefit of $(0.3) million for foreign taxes. Included in the tax expense for the three months ended June 30, 2021 was a tax expense of $1.2 million for an increase in a valuation allowance on deferred tax assets not expected to be realized.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2022	2021	$	%
Revenues
Product sales	$45,584	$35,938	$9,646	26.8%
Services	20,992	14,037	6,955	49.5%
Total revenues	66,576	49,975	16,601	33.2%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	31,156	24,589	6,567	26.7%
Cost of services, exclusive of depreciation and amortization expense shown below	11,570	7,616	3,954	51.9%
Total cost of sales, exclusive of depreciation and amortization expense shown below	42,726	32,205	10,521	32.7%
Selling, general and administrative expenses	29,769	24,607	5,162	21.0%
Depreciation	1,860	1,872	(12)	(0.6)%
Amortization	334	334	—	—%
Loss from operations	(8,113)	(9,043)	930	10.3%
Other income (expense)
Interest expense, net	(590)	(366)	(224)	(61.2)%
Other income, net	992	870	122	14.0%
Foreign currency exchange gain, net	1	392	(391)	(99.7)%
Total other income	403	896	(493)	(55.0)%
Loss before income tax	(7,710)	(8,147)	437	5.4%
Income tax (benefit) expense	(503)	854	(1,357)	(158.9)%
Net loss	(7,207)	(9,001)	1,794	19.9%
Net (loss) income attributable to noncontrolling interest	(191)	191	(382)	(200.0)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(7,016)	$(9,192)	$2,176	23.7%

Revenues

Revenues were $66.6 million for the six months ended June 30, 2022 as compared to $50.0 million for the six months ended June 30, 2021. This increase reflected higher product sales and services volumes in Canada and the United States as well as higher international services volumes, partially offset by a decrease in international product sales, for which individual orders can be larger and less frequent, and lower pricing for certain products and services. We believe the overall increase in revenues largely resulted from higher industry drilling and completion activity in the first six months of 2022 as compared to 2021, particularly in North America, attributable primarily to higher oil and natural gas demand and more favorable commodity prices. Product sales for the six months ended June 30, 2022 were $45.6 million as compared to $35.9 million for the six months ended June 30, 2021. Services revenue totaled $21.0 million compared to $14.0 million for the same periods.

Cost of sales

Cost of sales was $42.7 million, or 64.2% of revenues, for the six months ended June 30, 2022 as compared to $32.2 million, or 64.4% of revenues, for the six months ended June 30, 2021. Cost of sales as a percentage of total revenues remained relatively consistent between these periods as higher utilization of manufacturing capacity and field service personnel was offset by lower pricing for certain products and services and increased costs impacting our supply chain, including raw materials, purchased materials, labor costs and outsourced service activity. Cost of product sales was $31.2 million, or 68.3% of product sales revenue, and cost of services was $11.6 million, or 55.1% of services revenue, for the six months ended June 30, 2022. For the six months ended June 30, 2021, cost of product sales was $24.6 million, or 68.4% of product sales revenue, and cost of services was $7.6 million, or 54.3% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $29.8 million for the six months ended June 30, 2022 as compared to $24.6 million for the six months ended June 30, 2021. This overall increase in expense reflects increased compensation and benefit costs of $2.8 million primarily associated with reinstatement of certain salaries in mid-2021, salary increases implemented during the first quarter of 2022, and the restoration of employer matching contributions in January 2022. In addition, professional fees, primarily related to litigation matters, increased by $1.8 million and travel and entertainment increased $0.5 million, partially offset by lower share-based compensation of $0.3 million.

Interest expense, net

Interest expense, net was $0.6 million for the six months ended June 30, 2022 as compared to $0.4 million for the six months ended June 30, 2021. The increase in interest expense, net reflects a $0.2 million write-off of deferred loan costs associated with the termination of the Prior Senior Secured Credit Facility, which was replaced by an ABL Facility.

Foreign currency exchange gain, net

Foreign currency exchange gain, net was minimal for the six months ended June 30, 2022 as compared to $0.4 million for the six months ended June 30, 2021. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax (benefit) expense was $(0.5) million for the six months ended June 30, 2022 as compared to 0.9 million for the six months ended June 30, 2021. Included in the amount for the six months ended June 30, 2022 was a tax expense of $0.6 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.7 million related to stock awards, and a tax benefit of $(0.2) million for foreign taxes. Included in the tax expense for the six months ended June 30, 2021 was a tax expense of $1.9 million for an increase in a valuation allowance on deferred tax assets not expected to be realized and a tax expense of $0.5 million for foreign taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our ABL Facility. As of June 30, 2022, we had cash and cash equivalents of $14.9 million, and total outstanding indebtedness of $8.2 million primarily related to capital lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At June 30, 2022, our borrowing base under the ABL Facility was $12.8 million, with no outstanding borrowings. We have cash-collateralized less than $0.1 million in letter of credit commitments. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at June 30, 2022. We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months and after. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for each of the six months ended June 30, 2022 and 2021 were $0.5 million. We plan to incur approximately $1.0 million to $2.0 million in capital expenditures during 2022, which includes (i) upgrades to our tracer diagnostics deployment and sampling equipment, (ii) machining equipment and molds to increase manufacturing capacity at Repeat Precision, (iii) new computers and engineering workstations and (iv) equipment to support growth in our Canadian liner hanger operations.

To the extent we require additional liquidity to fund our capital requirements, including our capital lease obligations, or repay existing indebtedness, we would expect to obtain it through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance and ability to manage costs, which is subject to general economic, financial and other factors that are beyond our control, including the COVID-19 pandemic. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(5,198)	$1,090
Net cash used in investing activities	(301)	(316)
Net cash used in financing activities	(1,525)	(2,580)
Effect of exchange rate changes on cash and cash equivalents	(214)	160
Net change in cash and cash equivalents	$(7,238)	$(1,646)

Operating Activities

Net cash (used in) provided by operating activities was $(5.2) million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash flow was primarily driven by the payment of the annual incentive bonus of $3.2 million, reducing accrued expenses, and payments related to cash-settled share-based compensation as well as increases in accounts receivable, inventories and income taxes receivable/payable. The decrease was partially offset by lower net loss in 2022 as compared to 2021 and reductions in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $0.3 million for each of the six months ended June 30, 2022 and 2021, respectively, with an increase in purchases of property and equipment offset by a decrease in the purchase and development of software and technology.

Financing Activities

Net cash used in financing activities was $1.5 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively. Our primary uses of funds for the six months ended June 30, 2022 included total principal payments of $7.8 million on our line of credit borrowings and finance leases, payments of $0.4 million for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, and payments of $0.9 million for deferred costs related to our ABL Facility. Our primary source of funds for the six months ended June 30, 2022 was line of credit borrowings of $7.5 million. For the six months ended June 30, 2021, the primary use of funds was $1.8 million of distributions to our joint venture partner and principal payments under finance leases of $0.6 million.

Material Cash Requirements

Except for the new ABL Facility as discussed in “Note 8. Debt” and operating leases as discussed in “Note 9. Commitments and Contingencies” in our unaudited condensed consolidated financial statements, there have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2021.

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

Interest Rate Risk

We were primarily exposed to interest rate risk through our Prior Senior Secured Credit Facility and the Prior Amended Credit Agreement, which were terminated concurrent with our entry on May 3, 2022 into the replacement ABL Facility. As of December 31, 2021, we had no outstanding indebtedness under our Prior Senior Secured Credit Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest at such benchmarks plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, depending on unused commitments. At June 30, 2022, we had no outstanding indebtedness under our ABL Facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2022, our total outstanding indebtedness was $8.7 million, of which no amount was outstanding under our Prior Senior Secured Credit Facility. Our Prior Senior Secured Credit Facility was terminated on May 3, 2022 and replaced with our ABL Facility. Under our ABL Facility, which is secured by substantially all of our assets, we may borrow up to the lesser of a borrowing base and $35.0 million, with sublimits for loans in Canadian dollars, letters of credit and swingline loans. The borrowing base is determined based on 85% of eligible accounts receivable, 85% of the net orderly liquidation value of eligible inventory, and 100% of cash in a specified pledged account, subject to change in the administrative agent’s permitted discretion, and does not include assets of Repeat Precision. The ABL Facility authorizes, but does not require, the administrative agent to make over-advances, notwithstanding a borrowing base deficiency, of up to 10% of aggregate commitments (but never to exceed the lenders’ aggregate commitments). Our ABL Facility is subject to interest rate fallback provisions applicable in the event that the SOFR-based or other interest rate benchmarks provided thereunder become unavailable or unrepresentative of lenders’ cost of funds. There can be no assurance that our ABL Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers will not constrain our liquidity by reducing the size of our borrowing base.

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

	10.2

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2022).

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

Date: August 2, 2022	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized
Signatory)