Form 10-Q
period 2022-09-30
NCS Multistage Holdings, Inc.
filed 2022-11-01
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 2,408,474 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$9,877	$22,168
Accounts receivable—trade, net	34,393	24,392
Inventories, net	34,115	33,917
Prepaid expenses and other current assets	2,749	3,290
Other current receivables	4,304	4,726
Total current assets	85,438	88,493
Noncurrent assets
Property and equipment, net	23,363	24,708
Goodwill	15,222	15,222
Identifiable intangibles, net	5,243	5,744
Operating lease assets	4,617	4,809
Deposits and other assets	2,833	3,113
Deferred income taxes, net	432	236
Total noncurrent assets	51,710	53,832
Total assets	$137,148	$142,325
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$8,641	$7,502
Accrued expenses	5,965	6,323
Income taxes payable	369	294
Operating lease liabilities	1,295	1,556
Current maturities of long-term debt	1,438	1,483
Other current liabilities	2,355	2,660
Total current liabilities	20,063	19,818
Noncurrent liabilities
Long-term debt, less current maturities	6,391	6,335
Operating lease liabilities, long-term	3,780	3,779
Other long-term liabilities	1,193	1,612
Deferred income taxes, net	297	114
Total noncurrent liabilities	11,661	11,840
Total liabilities	31,724	31,658
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,434,722 shares issued and 2,408,413 shares outstanding at September 30, 2022 and 2,397,766 shares issued
and 2,380,374 shares outstanding at December 31, 2021	24	24
Additional paid-in capital	439,522	437,022
Accumulated other comprehensive loss	(86,212)	(82,094)
Retained deficit	(264,443)	(261,362)
Treasury stock, at cost, 26,309 shares at September 30, 2022 and 17,392 shares
at December 31, 2021	(1,388)	(1,006)
Total stockholders’ equity	87,503	92,584
Non-controlling interest	17,921	18,083
Total equity	105,424	110,667
Total liabilities and stockholders' equity	$137,148	$142,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Product sales	$33,965	$21,229	$79,549	$57,167
Services	14,905	11,182	35,897	25,219
Total revenues	48,870	32,411	115,446	82,386
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	20,754	12,898	51,910	37,487
Cost of services, exclusive of depreciation and amortization expense shown below	7,640	4,738	19,210	12,354
Total cost of sales, exclusive of depreciation and amortization expense shown below	28,394	17,636	71,120	49,841
Selling, general and administrative expenses	15,379	10,982	45,148	35,589
Depreciation	882	985	2,742	2,857
Amortization	168	168	502	502
Income (loss) from operations	4,047	2,640	(4,066)	(6,403)
Other income (expense)
Interest expense, net	(204)	(163)	(794)	(529)
Other income, net	564	176	1,556	1,046
Foreign currency exchange (loss) gain	(563)	(236)	(562)	156
Total other (expense) income	(203)	(223)	200	673
Income (loss) before income tax	3,844	2,417	(3,866)	(5,730)
Income tax (benefit) expense	(120)	(809)	(623)	45
Net income (loss)	3,964	3,226	(3,243)	(5,775)
Net income (loss) attributable to non-controlling interest	29	430	(162)	621
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$3,935	$2,796	$(3,081)	$(6,396)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.61	$1.16	$(1.27)	$(2.67)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.58	$1.14	$(1.27)	$(2.67)
Weighted average common shares outstanding
Basic	2,438	2,401	2,430	2,394
Diluted	2,488	2,445	2,430	2,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$3,964	$3,226	$(3,243)	$(5,775)
Foreign currency translation adjustments, net of tax of $0	(3,359)	(1,007)	(4,118)	(184)
Comprehensive income (loss)	605	2,219	(7,361)	(5,959)
Less: Comprehensive income (loss) attributable to non-controlling interest	29	430	(162)	621
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$576	$1,789	$(7,199)	$(6,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2021	—	$—	2,397,766	$24	$437,022	$(82,094)	$(261,362)	(17,392)	$(1,006)	$18,083	$110,667
Share-based compensation	—	—	—	—	805	—	—	—	—	—	805
Net loss	—	—	—	—	—	—	(1,535)	—	—	(194)	(1,729)
Vesting of restricted stock	—	—	34,066	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(8,694)	(372)	—	(372)
Currency translation adjustment	—	—	—	—	—	541	—	—	—	—	541
Balances as of March 31, 2022	—	$—	2,431,832	$24	$437,827	$(81,553)	$(262,897)	(26,086)	$(1,378)	$17,889	$109,912
Share-based compensation	—	—	—	—	841	—	—	—	—	—	841
Net (loss) income	—	—	—	—	—	—	(5,481)	—	—	3	(5,478)
Vesting of restricted stock	—	—	2,723	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(173)	(8)	—	(8)
Currency translation adjustment	—	—	—	—	—	(1,300)	—	—	—	—	(1,300)
Balances as of June 30, 2022	—	$—	2,434,555	$24	$438,668	$(82,853)	$(268,378)	(26,259)	$(1,386)	$17,892	$103,967
Share-based compensation	—	—	—	—	854	—	—	—	—	—	854
Net income	—	—	—	—	—	—	3,935	—	—	29	3,964
Vesting of restricted stock	—	—	167	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(50)	(2)	—	(2)
Currency translation adjustment	—	—	—	—	—	(3,359)	—	—	—	—	(3,359)
Balances as of September 30, 2022	—	$—	2,434,722	$24	$439,522	$(86,212)	$(264,443)	(26,309)	$(1,388)	$17,921	$105,424

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

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(3,243)	$(5,775)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,244	3,359
Amortization of deferred loan costs	180	211
Write-off of deferred loan costs	196	—
Share-based compensation	4,490	5,208
Provision for inventory obsolescence	1,885	1,715
Deferred income tax expense	109	79
Gain on sale of property and equipment	(339)	(310)
Provision for doubtful accounts	(60)	(129)
Proceeds from note receivable	474	223
Changes in operating assets and liabilities:
Accounts receivable—trade	(12,534)	(761)
Inventories, net	(4,013)	(613)
Prepaid expenses and other assets	1,868	39
Accounts payable—trade	2,274	902
Accrued expenses	(161)	2,606
Other liabilities	(2,509)	(2,706)
Income taxes receivable/payable	(897)	2,673
Net cash (used in) provided by operating activities	(9,036)	6,721
Cash flows from investing activities
Purchases of property and equipment	(768)	(342)
Purchase and development of software and technology	(78)	(324)
Proceeds from sales of property and equipment	406	369
Net cash used in investing activities	(440)	(297)
Cash flows from financing activities
Payments on finance leases	(1,090)	(958)
Line of credit borrowings	10,214	360
Payments of line of credit borrowings	(10,189)	(360)
Treasury shares withheld	(382)	(197)
Distribution to noncontrolling interest	—	(2,250)
Payment of deferred loan cost related to ABL facility	(940)	—
Net cash used in financing activities	(2,387)	(3,405)
Effect of exchange rate changes on cash and cash equivalents	(428)	(120)
Net change in cash and cash equivalents	(12,291)	2,899
Cash and cash equivalents beginning of period	22,168	15,545
Cash and cash equivalents end of period	$9,877	$18,444
Noncash investing and financing activities
Leased assets obtained in exchange for new finance lease liabilities	$1,477	$3,711
Leased assets obtained in exchange for new operating lease liabilities	$1,205	$1,736

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States
Product sales	$8,217	$5,324	$24,551	$18,762
Services	3,294	2,715	8,171	6,328
Total United States	11,511	8,039	32,722	25,090
Canada
Product sales	25,748	15,678	54,455	36,877
Services	9,011	6,423	21,681	14,653
Total Canada	34,759	22,101	76,136	51,530
Other Countries
Product sales	—	227	543	1,528
Services	2,600	2,044	6,045	4,238
Total Other Countries	2,600	2,271	6,588	5,766
Total
Product sales	33,965	21,229	79,549	57,167
Services	14,905	11,182	35,897	25,219
Total revenues	$48,870	$32,411	$115,446	$82,386

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table includes the current contract liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

Balance at December 31, 2021	$71
Additions	1,963
Revenue recognized	(1,983)
Balance at September 30, 2022	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of September 30, 2022 and December 31, 2021 is included in current liabilities on our condensed consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was $0.4 million for the three months ended September 30, 2022, with no such revenue recognized for the three months ended September 30, 2021, and $2.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$1,923	$1,844
Work in process	280	14
Finished goods	31,912	32,059
Total inventories, net	$34,115	$33,917

Note 4.  Other Current Receivables

Other current receivables consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Current income tax receivables	$2,937	$2,226
Employee receivables	284	238
Other receivables	1,083	2,262
Total other receivables, net	$4,304	$4,726

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The other receivables balance as of September 30, 2022 and December 31, 2021 includes the U.S. employee retention credit (“ERC”) claims we have filed but for which we have not yet received renumeration. See “Note 9. Commitments and Contingencies” for additional information. The other receivables balance at December 31, 2021 includes $0.7 million associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC, which is more fully described in our Annual Report. This receivable was collected in May 2022.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Land	$1,562	$1,701
Building and improvements	7,203	8,099
Machinery and equipment	17,864	18,152
Computers and software	2,026	2,256
Furniture and fixtures	706	1,037
Vehicles	257	313
Right of use assets - finance leases	10,978	10,228
Service equipment	57	244
	40,653	42,030
Less: Accumulated depreciation and amortization	(17,884)	(17,752)
	22,769	24,278
Construction in progress	594	430
Property and equipment, net	$23,363	$24,708

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the following income statement line items for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of sales
Cost of product sales	$344	$349	$1,068	$1,050
Cost of services	118	168	414	540
Selling, general and administrative expenses	420	468	1,260	1,267
Total depreciation	$882	$985	$2,742	$2,857

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Despite general volatility of the U.S. equities markets, we determined there were no triggering events that indicated potential impairment of our property and equipment for the three and nine months ended September 30, 2022 and 2021, respectively, and accordingly no impairment loss was recorded.

Note 6.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	September 30,	December 31,
	2022	2021
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of September 30, 2022 and 2021, we did not identify any triggering events that would indicate potential impairment of goodwill at Repeat Precision, our only reportable unit with goodwill, which totaled $15.2 million. Therefore, no impairment has been recorded for the three and nine months ended September 30, 2022 and 2021, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(540)	$3,418
Customer relationships	10	4,100	(2,323)	1,777
Total amortizable intangible assets		$8,058	$(2,863)	$5,195
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,863)	$5,243

		December 31, 2021
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(346)	$3,612
Customer relationships	10	4,100	(2,016)	2,084
Total amortizable intangible assets		$8,058	$(2,362)	$5,696
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,362)	$5,744

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended September 30, 2022 and 2021 and $0.5 million for each of the nine months ended September 30, 2022 and 2021, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no indicators of impairment identified during the three and nine months ended September 30, 2022 or 2021. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three or nine months ended September 30, 2022 and 2021.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll and bonus	$3,905	$4,208
Property and franchise taxes accrual	421	550
Accrued other miscellaneous liabilities	1,639	1,565
Total accrued expenses	$5,965	$6,323

We paid our annual incentive bonus totaling $3.2 million during the first quarter of 2022.

Note 8.  Debt

Our long-term debt consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Prior Senior Secured Credit Facility	$—	$—
ABL Facility	—	—
Repeat Precision Promissory Note	25	—
Finance leases	7,804	7,818
Total debt	7,829	7,818
Less: current portion	(1,438)	(1,483)
Long-term debt	$6,391	$6,335

The estimated fair value of total debt as of September 30, 2022 and December 31, 2021 was $7.1 million and $7.5 million, respectively. At September 30, 2022, the fair value of the Repeat Precision Promissory Note (as defined below) approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

Prior Senior Secured Credit Facility

On May 1, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) by and among NCS Multistage Holdings, Inc. (“NCSH”) with Pioneer Investment, Inc., as U.S. borrower (“Pioneer”), NCS Multistage Inc., as Canadian borrower (“NCS Canada”; together with Pioneer, the “Borrowers”), Pioneer Intermediate, Inc. (together with NCSH, the “Parent Guarantors”), the lenders party thereto, Wells Fargo Bank, National Association as administrative agent (the “Prior U.S. Agent”) in respect of the U.S. facility provided therein and Wells Fargo Bank, National Association, Canadian Branch, as administrative agent (the “Prior Canadian Agent”) in respect of the Canadian Facility provided therein. The 2019 Credit Agreement amended and restated our then-existing credit agreement in its entirety.

On August 6, 2020, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “the 2020 Amendment”; the 2019 Credit Agreement, as amended by the 2020 Amendment, the “Prior Amended Credit Agreement”) with the Borrowers, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, the Prior U.S. Agent and the

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior Canadian Agent. The facility provided pursuant to the Prior Amended Credit Agreement is referred to herein as the “Prior Senior Secured Credit Facility”.

The Prior Senior Secured Credit Facility consisted of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to Pioneer, of which up to $2.5 million was available for letters of credit and up to $2.5 million was available for swingline loans. NCS Canada could borrow under the Prior Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Prior Senior Secured Credit Facility were limited subject to a borrowing base calculated on eligible receivables, which did not include receivables at Repeat Precision. As of December 31, 2021, we had no outstanding indebtedness under the Prior Senior Secured Credit Facility, and we utilized letter of credit commitments of less than $0.1 million.

Borrowings under the Prior Senior Secured Credit Facility could be made in U.S. dollars for Adjusted Base Rate Advances, and in U.S. dollars, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Prior Amended Credit Agreement). Such advances bore interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Prior Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. We incurred interest expense related to the Prior Senior Secured Credit Facility, including commitment fees, of $28 thousand for the three months ended September 30, 2021 and $47 thousand and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred no interest expense, including commitment fees, pursuant to the Prior Senior Secured Credit Facility for the three months ended September 30, 2022.

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

Concurrent with our entry on May 3, 2022, into a replacement asset-based revolving credit facility discussed below, the Prior Senior Secured Credit Facility and the Prior Amended Credit Agreement were terminated. Of the unamortized remaining deferred loan costs associated with the Prior Senior Secured Credit Facility totaling $0.3 million, we charged $0.2 million to interest expense, net during the second quarter of 2022, associated with the members of the lender group who did not continue with the new facility, and deferred $0.1 million, along with new deferred loan costs associated with the replacement facility, to be amortized over the term of the new facility.

ABL Facility

On May 3, 2022, we entered into a new secured asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCSH, Pioneer, NCS Multistage, LLC, NCS Canada, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”).

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. Our borrowing base under the ABL Facility at September 30, 2022 was $23.8 million. The ABL Facility will mature on May 3, 2027. As of September 30, 2022, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at September 30, 2022 was 5.4%. We incurred

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest expense related to the ABL Facility, including commitment fees, of $44 thousand and $0.1 million for the three and nine months ended September 30, 2022.

The obligations of the borrowers under the ABL Facility are guaranteed by NCSH and each of our U.S. and Canada subsidiaries (other than Repeat Precision), as well as each of our future direct and indirect subsidiaries organized under the laws of the United States or Canada (subject to certain exceptions), and are secured by substantially all of the assets of NCSH and its subsidiaries, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of September 30, 2022, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million was included in interest expense, net for the three and nine months ended September 30, 2022.

Repeat Precision Promissory Note

On February 27, 2017, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The note bears interest at a variable interest rate based on prime plus 1.00%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables. The Repeat Precision Promissory Note was renewed on February 16, 2018 for an aggregate borrowing capacity of $4.3 million and continues to be renewed on an annual basis. The note is currently scheduled to mature on February 11, 2023. Total borrowings may be limited subject to a borrowing base calculation which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of September 30, 2022, Repeat Precision had $25 thousand of outstanding indebtedness under the note. There was no outstanding indebtedness under the Repeat Precision Promissory Note at December 31, 2021. Repeat Precision’s indebtedness is not guaranteed by the other NCS entities.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Retention Credit

As disclosed in our Annual Report, we evaluated our eligibility for the ERC and determined that we were eligible for refundable tax credits totaling $3.2 million for the year ended December 31, 2021, which included $0.5 million pertaining to Repeat Precision, of which $0.1 million is associated with credits earned for activity in 2020. Of the aggregate credits claimed during 2021, we received $2.1 million in 2021 and $0.2 million during the nine months ended September 30, 2022. We have included $0.9 million and $1.1 million, respectively, in other current receivables on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. See “Note 4. Other Current Receivables.”

Operating Leases

During the nine months ended September 30, 2022, we entered into two operating leases and renewed four others for our facilities in various locations. We recorded long-term right-of-use assets totaling approximately $1.2 million and corresponding operating lease liabilities. The leases have renewal terms from three to five years.

Note 10.  Share-Based Compensation

During the nine months ended September 30, 2022, we granted 70,938 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $42.16. We account for RSUs granted to employees at fair value on the date of grant, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on February 28, 2023. The RSUs granted to the members of our Board of Directors will vest on February 28, 2023 or on the one year anniversary of the grant date and will either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the nine months ended September 30, 2022, we granted 48,565 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $42.90. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. Since the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will vest and settle ratably in three equal annual installments beginning on February 28, 2023. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the nine months ended September 30, 2022, we granted 17,454 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2022 to December 31, 2024. The PSUs grant date fair value of $71.28 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU will settle for between zero and two shares of our common stock in the first quarter of 2025. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.0 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (3.1)% and (33.5)% for the three months ended September 30, 2022 and 2021, respectively, and 16.1% and (0.8)% for the nine months ended September 30, 2022 and 2021, respectively. During the

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three and nine months ended September 30, 2022, our ETR differed from the statutory federal income tax rate primarily due to the tax benefit recorded related to changes in valuation allowance on deferred tax assets not expected to be realized, the expense recorded for foreign taxes, and the tax expense recorded related to stock awards. During the three and nine months ended September 30, 2021, our ETR differed from the statutory federal tax rate primarily due to the amount recorded related to changes in the valuation allowance on deferred tax assets not expected to be realized and the tax expense recorded related to stock awards.

Note 12.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share from net income (loss) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$3,964	$3,226	$(3,243)	$(5,775)
Less: income (loss) attributable to non-controlling interest	29	430	(162)	621
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$3,935	$2,796	$(3,081)	$(6,396)

Denominator
Basic weighted average number of shares	2,438	2,401	2,430	2,394
Dilutive effect of stock options, RSUs and PSUs	50	44	—	—
Diluted weighted average number of shares	2,488	2,445	2,430	2,394

Earnings (loss) per common share
Basic	$1.61	$1.16	$(1.27)	$(2.67)
Diluted	$1.58	$1.14	$(1.27)	$(2.67)

Potentially dilutive securities excluded as anti-dilutive	210	173	275	255

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

We own a 50% interest in Repeat Precision, LLC (“Repeat Precision”), which sells composite frac plugs, perforating guns and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including casing buoyancy systems, liner hanger systems and toe initiation sleeves. We offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets. We operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Outlook

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

Drilling and completion activity in the United States and Canada has increased steadily since falling to multi-decade lows in late 2020, as the global economy and oil and natural gas demand have recovered from the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic. While U.S. drilling and completion activity remains slightly lower than it was prior to the COVID-19 pandemic, the Canadian rig count surpassed comparable 2019 levels in the third quarter of 2021 and has remained above comparable 2019 levels since that time, indicating a stronger industry recovery in Canada than in the United States. Customer activity has continued to increase in 2022, with the U.S. and Canadian rig counts in the third quarter of 2022 higher by 54% and 32%, respectively, compared to the same period as 2021.

Based on E&P company activity to date and expected capital budgets for the remainder of 2022, we believe that industry drilling and completion activity in the United States will be higher in 2022 than in 2021, with drilling activity increasing over 30%, a faster rate than completion activity, which we expect to increase by over 10%. We expect drilling and completion activity to increase by 20% to 25% in Canada in 2022. We currently expect international industry activity to improve by over 10% in 2022 as compared to 2021. Many of our customers in North America continue to be committed to generating free cash flow while maintaining production at year-end 2021 levels, though privately-owned operators have increased activity in response to improved commodity prices, contributing most of the activity increases since late 2020. Oil and natural gas prices have risen in 2022, with spot pricing increasing further following Russia’s invasion of Ukraine in late February. We have no material direct exposure to Russia or Ukraine, though we are monitoring economic impacts resulting from the conflict, especially on raw material pricing and availability, as noted below.

Despite the recent and expected improvements in industry activity levels, we continue to face intense competitive pressure across all of our product and services offerings, which may negatively impact our market share as well as our margins.

During the second half of 2021, we began to experience increased prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, with such increases continuing into 2022, and exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine. While we have increased customer prices because of our higher raw material and component costs, the increase in customer prices have not always offset our higher input costs and there has been a time lag in our ability to do so. If we experience even higher costs, we will strive to achieve price increases to pass through to our customers, however, we are not always able to do so and, if we can, the impact of such price increases may lag the timing of cost increases. During this time, we also began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and selling, general and administrative (“SG&A”) expenses. This labor cost inflation, which has continued into 2022, has resulted in higher salaries, hourly pay rates and benefit costs.

In an effort to reduce inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, have begun to increase reference interest rates, an action which typically has the effect of increasing borrowing costs and restraining economic activity. There is a possibility that these actions could not only reduce the rate of global economic growth, but could lead to a recessionary environment in certain economies, including Europe and the United States. Any reduction in economic activity resulting from such actions could result in moderating or declining demand for oil and natural gas. In addition, in 2022 the U.S. dollar has strengthened relative to other currencies, including the Canadian dollar. Over 60% of our revenue is generated in Canada, and reductions in the value of the Canadian dollar as compared to the U.S. dollar, our reporting currency, result in lower reported revenue and gross profit, partially offset by lower reported SG&A expense.

COVID-19 Impacts on the Oil & Natural Gas Market and NCS Multistage

In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. As a result of the COVID-19 pandemic, there was a significant reduction in global gross domestic product (“GDP”) in 2020, which began to recover in 2021 as vaccines became available and mitigation measures eased. This resulted in a reduction in the demand for crude oil, which is not expected to recover to 2019 levels until late 2022 or 2023. In response to these economic factors, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), collectively reduced oil production through August 2022 and E&P companies in North America reduced their capital spending budgets, with 2022 capital budgets expected to remain below 2019 levels in the United States. This also led to consolidation amongst E&P companies, especially large, independent publicly-traded E&P companies, and this included customers for which we have provided products and services.

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

•Closure of our district operational facilities in Corpus Christi and Oklahoma City and relocating our U.S. assembly operations; subsequently opening a new operational facility in Oklahoma City; and

•Amendment of our prior revolving credit facility and replacement of this facility with an asset-based facility to provide us with enhanced financial flexibility (as described in more detail in “Note 8. Debt” in our unaudited condensed consolidated financial statements).

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing rising throughout 2021 to approximately $75/BBL at the end of December 2021. WTI crude oil pricing continued to rise in 2022 reaching approximately $90/BBL by mid-February, then rising to over $100/BBL following Russia’s invasion of Ukraine. WTI crude oil pricing averaged approximately $93/BBL in the third quarter of 2022 and continues to be supported by voluntary oil production reductions by members of OPEC +, including a collective reduction in oil production of 2 MMBBL/D beginning in November 2022 through December 2023 to address uncertain outlook in the global economic and oil markets. The improvement in oil demand from 2020 lows, combined with OPEC+ production curtailments has led to global oil and refined products storage levels being below long-term averages, which has also supported oil pricing.

Natural gas pricing also increased throughout 2021 and increased to an average level of $8.03 per MMBtu during the third quarter of 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Natural gas pricing in the United States has been supported by increased demand for exports of liquified natural gas (“LNG”) in late 2021 and early 2022, especially for power generation in Europe and Asia, reflecting European demand for LNG sourced from the United States and other regions to diversify supply historically provided by Russia.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
9/30/2021	$70.58	$73.51	$4.35
12/31/2021	77.33	79.61	4.75
3/31/2022	95.18	100.87	4.67
6/30/2022	108.83	113.84	7.50
9/30/2022	93.06	100.71	8.03

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the third quarter of 2021, as provided by Baker Hughes Company. The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2021	484	150	634
12/31/2021	545	159	704
3/31/2022	618	198	816
6/30/2022	698	112	810
9/30/2022	744	198	942

Over the past several years, North American E&P companies have been able to reduce their cost structures and utilize technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity have continued to increase from lows reached in late 2020, with the U.S. land rig count averaging 744 during the third quarter of 2022, a 54% increase compared to the third quarter of 2021. The average land rig count in Canada for the third quarter of 2022 was 32% higher than in the same period in 2021. We expect U.S. and Canadian rig counts and completion activity to continue to exceed prior year levels during the fourth quarter of 2022.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Our business can also be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the United States exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

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

Product sales represented 70% and 65% of our revenues for the three months ended September 30, 2022 and 2021, respectively, and 69% and 69% for the nine months ended September 30, 2022 and 2021, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 30% and 35% of our revenues for the three months ended September 30, 2022 and 2021, respectively, and 31% and 31% for the nine months ended September 30, 2022 and 2021, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 71% and 68% for the three months ended September 30, 2022 and 2021, respectively, and approximately 66% and 63% for the nine months ended September 30, 2022 and 2021, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates manufacturing facilities with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to a 25% tariff, which increases our cost of sales. During the second half of 2021, we began to experience increased prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, with such increases continuing into 2022, and exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

During 2021, we began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and our SG&A expenses. This labor cost inflation, which has continued into 2022, has resulted in increased salaries, hourly pay rates and benefit costs.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 39% and 22% for the three months ended September 30, 2022 and 2021, respectively, and approximated 26% and 24% for the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2022	2021	$	%
Revenues
Product sales	$33,965	$21,229	$12,736	60.0%
Services	14,905	11,182	3,723	33.3%
Total revenues	48,870	32,411	16,459	50.8%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	20,754	12,898	7,856	60.9%
Cost of services, exclusive of depreciation and amortization expense shown below	7,640	4,738	2,902	61.2%
Total cost of sales, exclusive of depreciation and amortization expense shown below	28,394	17,636	10,758	61.0%
Selling, general and administrative expenses	15,379	10,982	4,397	40.0%
Depreciation	882	985	(103)	(10.5)%
Amortization	168	168	—	—%
Income from operations	4,047	2,640	1,407	53.3%
Other income (expense)
Interest expense, net	(204)	(163)	(41)	(25.2)%
Other income, net	564	176	388	220.5%
Foreign currency exchange loss, net	(563)	(236)	(327)	(138.6)%
Total other expense	(203)	(223)	20	9.0%
Income before income tax	3,844	2,417	1,427	59.0%
Income tax benefit	(120)	(809)	689	85.2%
Net income	3,964	3,226	738	22.9%
Net income attributable to noncontrolling interest	29	430	(401)	(93.3)%
Net income attributable to NCS Multistage Holdings, Inc.	$3,935	$2,796	$1,139	40.7%

Revenues

Revenues were $48.9 million for the three months ended September 30, 2022 as compared to $32.4 million for the three months ended September 30, 2021. This increase reflected higher product sales and services volumes in Canada and the United States as well as higher international services volumes, partially offset by no international product sales, for which individual orders can be larger and less frequent. We believe the overall increase in revenues largely resulted from higher industry drilling and completion activity in the third quarter of 2022 as compared to 2021, particularly in North America, attributable primarily to higher demand for oil and natural gas and more favorable commodity prices. Product sales for the three months ended September 30, 2022 were $34.0 million as compared to $21.2 million for the three months ended September 30, 2021. Services revenue totaled $14.9 million compared to $11.2 million for the same periods.

Cost of sales

Cost of sales was $28.4 million, or 58.1% of revenues, for the three months ended September 30, 2022 as compared to $17.6 million, or 54.4% of revenues, for the three months ended September 30, 2021. Cost of sales as a percentage of total revenues was higher due to increased costs impacting our supply chain, including raw materials, purchased materials, labor costs and outsourced service activity as well as a decrease in international revenue as a percentage of total revenue. Also, in 2021 labor costs were reduced due to the U.S. employee retention credit (“ERC”), which did not recur in 2022. See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for additional detail. The decline was partially offset by increased revenues and higher utilization of manufacturing capacity and field service personnel. Cost of product sales was $20.8 million, or 61.1% of product sales revenue, and cost of services was $7.6 million, or 51.3% of services revenue, for the three months ended September 30, 2022. For the three months ended September 30, 2021, cost of product sales was $12.9 million, or 60.8% of product sales revenue, and cost of services was $4.7 million, or 42.4% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.4 million for the three months ended September 30, 2022 as compared to $11.0 million for the three months ended September 30, 2021. This overall increase in expense reflects higher compensation and benefit costs of $3.2 million primarily associated with increased headcount, salary increases implemented during the first quarter of 2022, the restoration of employer matching contributions in January 2022 and a benefit of $2.3 million received in 2021 associated with the ERC, which did not recur in 2022. See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements. In addition, professional fees, travel and entertainment and research and development expenses increased by $0.9 million, $0.3 million and $0.2 million, respectively, partially offset by lower share-based compensation expense of $0.4 million.

Income tax benefit

Income tax benefit was $(0.1) million for the three months ended September 30, 2022 as compared to $(0.8) million for the three months ended September 30, 2021. Included in the amount for the three months ended September 30, 2022 was a tax benefit of $(1.0) million related to a decrease in the valuation allowance on deferred tax assets not expected to be realized and a tax benefit of $(0.4) million for foreign taxes. Included in the amount for the three months ended September 30, 2021 was a tax benefit of $(1.5) million related to a decrease in the valuation allowance on deferred tax assets not expected to be realized and a tax benefit of $(0.3) million for foreign taxes.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2022	2021	$	% (1)
Revenues
Product sales	$79,549	$57,167	$22,382	39.2%
Services	35,897	25,219	10,678	42.3%
Total revenues	115,446	82,386	33,060	40.1%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	51,910	37,487	14,423	38.5%
Cost of services, exclusive of depreciation and amortization expense shown below	19,210	12,354	6,856	55.5%
Total cost of sales, exclusive of depreciation and amortization expense shown below	71,120	49,841	21,279	42.7%
Selling, general and administrative expenses	45,148	35,589	9,559	26.9%
Depreciation	2,742	2,857	(115)	(4.0)%
Amortization	502	502	—	—%
Loss from operations	(4,066)	(6,403)	2,337	36.5%
Other income (expense)
Interest expense, net	(794)	(529)	(265)	(50.1)%
Other income, net	1,556	1,046	510	48.8%
Foreign currency exchange (loss) gain, net	(562)	156	(718)	(460.3)%
Total other income	200	673	(473)	(70.3)%
Loss before income tax	(3,866)	(5,730)	1,864	32.5%
Income tax (benefit) expense	(623)	45	(668)	NM
Net loss	(3,243)	(5,775)	2,532	43.8%
Net (loss) income attributable to noncontrolling interest	(162)	621	(783)	(126.1)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,081)	$(6,396)	$3,315	51.8%

_______________

(1)NM – Percentage not meaningful

Revenues

Revenues were $115.4 million for the nine months ended September 30, 2022 as compared to $82.4 million for the nine months ended September 30, 2021. This increase reflected higher product sales and services volumes in Canada and the United States as well as higher international services volumes, partially offset by a decrease in international product sales, for which individual orders can be larger and less frequent. We believe the overall increase in revenues largely resulted from higher industry drilling and completion activity in the first nine months of 2022 as compared to 2021, particularly in North America, attributable primarily to higher oil and natural gas demand and more favorable commodity prices. Product sales for the nine months ended September 30, 2022 were $79.5 million as compared to $57.2 million for the nine months ended September 30, 2021. Services revenue totaled $35.9 million compared to $25.2 million for the same periods.

Cost of sales

Cost of sales was $71.1 million, or 61.6% of revenues, for the nine months ended September 30, 2022 as compared to $49.8 million, or 60.5% of revenues, for the nine months ended September 30, 2021. Cost of sales as a percentage of total revenues was higher between these periods due to increased costs impacting our supply chain, including raw materials, purchased materials, labor costs and outsourced service activity as well as a decrease in international revenue as a percentage of our total revenue. Labor costs for 2021 were reduced due to the ERC, which did not recur in 2022. See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements. The decline was partially offset by increased revenues and higher utilization of manufacturing capacity and field service personnel. Cost of product sales was $51.9 million, or 65.3% of product sales revenue, and cost of services was $19.2 million, or 53.5% of services revenue, for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, cost of product sales was $37.5 million, or 65.6% of product sales revenue, and cost of services was $12.4 million, or 49.0% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $45.1 million for the nine months ended September 30, 2022 as compared to $35.6 million for the nine months ended September 30, 2021. This overall increase in expense reflects increased compensation and benefit costs of $6.0 million primarily associated with reinstatement of certain salaries in mid-2021, increased headcount, salary increases implemented during the first quarter of 2022, the restoration of employer matching contributions in January 2022 and a benefit of $2.3 million in 2021 associated with the ERC, which did not recur in 2022. See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements. In addition, professional fees, primarily related to litigation matters, increased by $2.7 million and travel and entertainment and research and development expenses increased by $0.8 million and $0.4 million, respectively, partially offset by lower share-based compensation of $0.7 million.

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was ($0.6) million for the nine months ended September 30, 2022 as compared to $0.2 million for the nine months ended September 30, 2021. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax (benefit) expense was $(0.6) million for the nine months ended September 30, 2022 as compared to $45 thousand for the nine months ended September 30, 2021. Included in the amount for the nine months ended September 30, 2022 was a tax benefit of $(0.4) million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.7 million related to stock awards, and a tax benefit of $(0.3) million for foreign taxes. Included in the amount for the nine months ended September 30, 2021 was a tax expense of $0.4 million for an increase in a valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.5 million related to stock awards, and a tax expense of $0.2 million for foreign taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of September 30, 2022, we had cash and cash equivalents of $9.9 million, and total outstanding indebtedness of $7.8 million primarily related to capital lease obligations. Our secured asset-based revolving credit facility (the “ABL Facility”) consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At September 30, 2022, our borrowing base under the ABL Facility was $23.8 million, with no outstanding borrowings. We have cash-collateralized less than $0.1 million in letter of credit commitments. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at September 30, 2022. In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $4.3 million. As of September 30, 2022, Repeat Precision has $25 thousand of outstanding indebtedness under its promissory note. We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months and after. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the nine months ended September 30, 2022 and 2021 were $0.8 million and $0.7 million, respectively. We plan to incur approximately $1.0 million to $1.5 million in capital expenditures during 2022, which includes (i) upgrades to our tracer diagnostics deployment and sampling equipment, (ii) machining equipment and molds to increase manufacturing capacity at Repeat Precision, (iii) new computers and engineering workstations and (iv) equipment to support growth in our Canadian liner hanger operations.

To the extent we require additional liquidity to fund our capital requirements, including our capital lease obligations, or repay existing indebtedness, we would expect to obtain it through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance and ability to manage costs, which is subject to general economic, financial and other factors that are beyond our control, including the COVID-19 pandemic. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell equity to finance such acquisitions, which could result in incremental expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(9,036)	$6,721
Net cash used in investing activities	(440)	(297)
Net cash used in financing activities	(2,387)	(3,405)
Effect of exchange rate changes on cash and cash equivalents	(428)	(120)
Net change in cash and cash equivalents	$(12,291)	$2,899

Operating Activities

Net cash (used in) provided by operating activities was $(9.0) million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash flow was primarily driven by increases in accounts receivable and inventory, the payment of the annual incentive bonus of $3.2 million, receipt of income tax refunds in 2021, which did not recur in 2022, and payments related to cash-settled share-based compensation. The decrease was partially offset by lower net loss in 2022 as compared to 2021 and reductions in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, with an increase in purchases of property and equipment partially offset by a decrease in the purchase and development of software and technology.

Financing Activities

Net cash used in financing activities was $2.4 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. Our primary uses of funds for the nine months ended September 30, 2022 included total principal payments of $11.3 million on our line of credit borrowings and finance leases, payments of $0.4 million for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, and payments of $0.9 million for deferred costs related to our ABL Facility. Our primary source of funds for the nine months ended September 30, 2022 was line of credit borrowings of $10.2 million. For the nine months ended September 30, 2021, the primary use of funds was $2.3 million of distributions to our joint venture partner and principal payments under finance leases of $1.0 million.

Material Cash Requirements

Except for the new ABL Facility as discussed in “Note 8. Debt” and operating leases as discussed in “Note 9. Commitments and Contingencies” to our unaudited condensed consolidated financial statements, there have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2021.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (i) the last day of our fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Additionally, we are also a “smaller reporting company” as defined by Section 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. As an emerging growth company and a smaller reporting company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies that do not qualify for those classifications.

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

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest at such benchmarks plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, depending on unused commitments. At September 30, 2022, we had no outstanding indebtedness under our ABL Facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, which positions are held by the same person as of the filing of this Form 10-Q, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2022, our total outstanding indebtedness was $8.7 million, of which no amount was outstanding under our Prior Senior Secured Credit Facility. Our Prior Senior Secured Credit Facility was terminated on May 3, 2022 and replaced with our ABL Facility. As of September 30, 2022, our total outstanding indebtedness was $7.8 million, of which no amount was outstanding under our ABL Facility. Under our ABL Facility, which is secured by substantially all of our assets, we may borrow up to the lesser of a borrowing base and $35.0 million, with sublimits for loans in Canadian dollars, letters of credit and swingline loans. The borrowing base is determined based on 85% of eligible accounts receivable, 85% of the net orderly liquidation value of eligible inventory, and 100% of cash in a specified pledged account, subject to change in the administrative agent’s permitted discretion, and does not include assets of Repeat Precision. The ABL Facility authorizes, but does not require, the administrative agent to make over-advances, notwithstanding a borrowing base deficiency, of up to 10% of aggregate commitments (but never to exceed the lenders’ aggregate commitments). Our ABL Facility is subject to interest rate fallback provisions applicable in the event that the SOFR-based or other interest rate benchmarks provided thereunder become unavailable or unrepresentative of lenders’ cost of funds. There can be no assurance that our ABL Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers will not constrain our liquidity by reducing the size of our borrowing base.

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

Our ABL Facility requires, as a condition to borrowing, that our available cash on hand after borrowings does not exceed $10.0 million. The ABL Facility also contains a financial covenant requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the applicable 12 month period whenever liquidity under our ABL Facility is less than 20% of revolving commitments. Our ability to satisfy the fixed charge coverage ratio can be affected by events beyond our control and we cannot assure you that we will be able to satisfy these covenants. Our inability to satisfy the fixed charge coverage ratio could render us unable to borrow under the ABL Facility at the time when liquidity is most needed.

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

10.2

Employment Agreement between NCS Multistage Holdings, Inc. and Michael Morrison, dated as of October 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2022).

*	31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2022	NCS Multistage Holdings, Inc.

	By:	/s/ Ryan Hummer
Ryan Hummer
Chief Executive Officer

(Principal Financial Officer and Authorized
Signatory)