Form 10-K
period 2022-12-31
NCS Multistage Holdings, Inc.
filed 2023-03-07
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $20.9 million (based on the closing sale price of the registrant’s common stock on that date).

As of March 3, 2023, there were 2,438,877 shares of common stock outstanding.

Portions of the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•declines in the level of oil and natural gas exploration and production (“E&P”) activity in Canada, the United States and internationally;

•oil and natural gas price fluctuations;

•significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

•our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition;

•inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

•loss of significant customers;

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

•our inability to achieve suitable price increases to offset the impacts of cost inflation;

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

•change in trade policy, including the impact of tariffs;

•our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;

•failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

•the financial health of our customers including their ability to pay for products or services provided;

•loss of our information and computer systems;

•system interruptions or failures, including complications with our enterprise resource planning system (“ERP”), cyber security breaches, identity theft or other disruptions that could compromise our information;

•impairment in the carrying value of long-lived assets including goodwill;

•our failure to establish and maintain effective internal control over financial reporting;

•the reduction in our asset-based revolving credit facility (“ABL Facility”) borrowing base or our inability to comply with the covenants in our debt agreements; and

•our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Form 10-K, including, among others, AirLock, MultiCycle, OST, Innovus, Terrus, Ratek, Vecturon, Vectraset, PurpleSeal, PurpleFire, Repeat Precision and NCS and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Form 10-K without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Third party trademarks, service marks or trade names appearing in this Form 10-K are the property of their respective owners.

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

PART I

Item 1. Business

Overview

NCS Multistage Holdings, Inc. (“NCS,” the “Company,” “we,” “our” or “us”) is a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly wells that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, the Middle East and the North Sea. Our extensive research and development efforts are influenced and driven by the needs of our customers, allowing us to introduce innovative and commercial solutions that improve customer efficiency and profitability. We provided our products and services to over 245 customers in 2022, including leading large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. We began providing pinpoint stimulation products and services in 2006 and our fracturing systems products and services are typically utilized in cemented wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Fracturing systems products and services include our casing-installed sliding sleeves and downhole frac isolation assembly. Customers typically purchase our casing-installed sliding sleeves, a consumable product that is cemented at intervals into the casing of the wellbore and can also utilize our services, in which our personnel supervise the use of our downhole frac isolation assembly during completion operations. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

We offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets.

We own a 50% controlling interest in Repeat Precision, LLC (“Repeat Precision”), which we consolidate. Repeat Precision sells composite frac plugs, perforating guns and related products directly to customers and provides high-quality machining services for NCS products.

We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. Our customers utilize these services to better characterize their assets and to optimize completion designs. Chemical and radioactive tracer studies may provide a cost-effective and reliable means to determine the production profile along a lateral, assess fluid and proppant communication between wells during completions and determine the efficiency of completion designs at the stage and cluster level.

We sell products for well construction, including our casing buoyancy systems, liner hanger systems and toe initiation sleeves. Our customers utilize these products to safely and efficiently install casing and production liners, facilitate cementing operations and initiate a flow path into the formation at the commencement of stimulation operations.

Our revenue for the years ended December 31, 2022 and 2021 totaled $155.6 million and $118.5 million, respectively. Our net loss attributable to NCS Multistage Holdings, Inc. for the years ended December 31, 2022 and 2021 totaled $(1.1) million and $(4.7) million, respectively. Our total assets as of December 31, 2022 and 2021 totaled $138.6 million and $142.3 million, respectively. For additional financial information by geographic area, see “Note 17. Segment and Geographic Information” of our consolidated financial statements.

Business Strategy

Our business strategy is to increase the adoption of our products and services in all geographies, to continue to be an innovator of technology and to create value for our stockholders. We intend to achieve these objectives by (i) pursuing disciplined organic growth and increasing our market share through adoption of our products and services in the United States, Canada and in select international markets, (ii) developing and introducing innovative technologies that are aligned with customer needs, (iii) maintaining financial strength and flexibility and (iv) selectively pursuing complementary mergers, acquisitions and joint ventures.

We have diversified our revenue base through this strategy, including the investment in Repeat Precision and the acquisition of Spectrum Tracer Services, LLC in 2017. In 2022, approximately 65% of our revenue was derived from fracturing systems products and services and enhanced oil recovery systems, approximately 15% was derived from Repeat Precision and approximately 10% was derived from each of our well construction products and tracer diagnostics services. This represents a more balanced portfolio, serving a larger addressable market than in 2016, when over 90% of our revenue was derived from fracturing systems products and services, with the remainder from well construction products.

Products and Services

We provide highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. Our key products and services include:

•Fracturing Systems. Our fracturing systems products and services encompass our technology developed to enable efficient pinpoint stimulation, selective stage isolation and re-stimulation strategies. Pinpoint stimulation is the process of individually stimulating each entry point into an oil or natural gas formation. We believe that pinpoint stimulation provides benefits compared to traditional completion techniques. Our pinpoint stimulation solutions and refined field processes are designed to enable efficient, controlled, verifiable, and repeatable completions. Some of our products can also be utilized later in a well’s life to allow for selective stage isolation or to enhance injection efficiencies if the well is converted from a production well to an injection well.

Our fracturing systems products and services are comprised of our casing-installed sliding sleeves and our downhole frac isolation assemblies, which are typically deployed using coiled tubing and can also be deployed on threaded pipe. Our services include operating the downhole frac isolation assemblies and advising customers on optimizing completion designs and field efficiencies.

oCasing-installed sliding sleeves. Our casing-installed sliding sleeves are a consumable product, sold to our customers and integral to a well’s casing. These sliding sleeves can be used in both cemented and open-hole wellbores in vertical, deviated or horizontal wells. There is no practical limitation on the number of sleeves that can be installed in a well, and all sleeves have an inner diameter that is similar to the casing in the wellbore. Our primary model of sliding sleeves can be opened and closed multiple times throughout the life of a well. These closable sleeves provide our customers the benefit of additional completion or production options and the ability to better optimize a well’s overall performance.

During completion operations, the downhole frac isolation assembly is located in the sleeve and the inner barrel of the sleeve is shifted down, exposing the frac ports to the formation, allowing the stimulation of that stage to begin. Regarding our closable sleeves, the inner barrel can be shifted up to re-isolate the frac ports. These sleeves can often be re-opened or re-closed at any time, allowing our customers to selectively access or isolate segments of the wellbore. Several generations of sliding sleeves have been developed over the years, each providing improvements in functionality and reliability.

▪Innovus. The Innovus line of sliding sleeves is the current generation of our fracturing sleeves designed primarily for the onshore market. This line of sleeves comes in standard duty and heavy duty (high pressure and high rate) models.

▪Ratek. The Ratek line of sliding sleeves has been commercialized for more stringent environments, including high torque, high burst and collapse, and high compression environments, features that are required for many offshore applications. We offer Ratek sleeves with ISO V0 and V3 ratings.

oDownhole frac isolation assembly. Our proprietary downhole frac isolation assembly is comprised of several components, including a resettable bridge plug for stage isolation, a sleeve locator to efficiently locate our sliding sleeves in the wellbore, an optional abrasive perforating sub that can create additional perforations in the casing, and gauge packages that can measure and record downhole data. The assembly tool, which is attached to a third-party threaded pipe, is primarily used to locate and shift our sliding sleeves open or closed. The systems provide real time-downhole pressure measurements as well as recorded pressure temperature and force measurements. We typically utilize the assemblies in our service to our customers and do not sell them. Our personnel operate the assemblies in coordination with other on-site service providers.

oSand jet perforating. Our sand jet perforating technology was part of the first NCS frac isolation assembly used for pinpoint stimulation. To cut access points into the formation, sand-laden fluid is pumped down the coiled tubing and through tungsten-carbide nozzles in the frac isolation assembly. The high-velocity slurry cuts a tunnel through the casing and cement and into the formation. The tunnels serve as access points for stimulation. Stimulation treatments are pumped down the annulus between the coiled tubing and the casing. This technology provides a practical option for pinpoint stimulation in wells that are already cased, such as for drilled, but uncompleted (“DUC”) wells.

•Enhanced Recovery. Our Enhanced Recovery product line evolved as an extension of our experience with fracturing systems, featuring a series of injection control devices to deliver fluid at a predetermined rate to selected stages along the wellbore. This product line includes valve systems to extend the life of a well by conversion from primary hydrocarbon production operations to enhanced recovery operations such as waterflood or gas injection.

oInnovus Convertible. This sliding sleeve is a dual barrel version of our Innovus sleeve. Following the initial fracturing and production phase, a second inner barrel can be shifted to convert the frac ports to flow paths utilized to control injection. Water or gas can then be selectively injected into the reservoir at a predetermined rate suitable for enhanced recovery operations, extending the useful life of the original completion.

oTerrus System. This system includes injection control devices with customizable flow rates that can be assembled into various configurations and deployed between isolation devices to create a customized water or gas injection string for installation in existing wells.

•Repeat Precision. Repeat Precision sells its high-performance Purple Seal line of composite frac plugs and bridge plugs, RP single-use disposable setting tools, Purple Seal Express systems that combine a Purple Seal Frac Plug with a single-use disposable setting tool, and related products directly to E&P companies. Repeat Precision began selling PurpleFire perforating guns, devices utilized to perforate a well’s casing, in late 2021. The entry into perforating guns expands Repeat Precision’s addressable market and compliments its existing completion tool technologies. Repeat Precision sells perforating guns to other oilfield services companies that act as distributors and convey the tools downhole for E&P companies. Repeat Precision also provides high-quality machining services for certain NCS products.

•Tracer Diagnostics. We provide chemical and radioactive tracer diagnostics services used by our customers to assess wellbore clearance, completion performance, well production and well-to-well communication. Our technology includes fracture fluid identifier tracers (“FFIs”), particulate water-soluble tracers (“WSTs”), particulate oil-soluble tracers (“OSTs”) and reservoir natural gas tracers (“RGTs”), which enable efficient, cost-effective downhole diagnostics, providing E&P companies with critical data to better optimize field and reservoir development and production/injection performance.

•Well Construction. Our well construction products are designed to allow our customers to safely and efficiently install casing and production liners, facilitate cementing operations and initiate a flow path into the formation at the commencement of stimulation operations.

oAirLock casing buoyancy system. Our AirLock casing buoyancy system facilitates landing casing strings in horizontal wells to the desired depth, while minimizing running time and surface hook-load. The AirLock assembly is installed in the casing string, allowing the vertical casing section to be filled with fluid, while the lateral section remains more air-filled. The air-filled segment significantly reduces sliding friction, while the weight of the vertical section provides the force to push the casing to depth. After the casing is landed, surface pressure is increased to release and shatter the glass or ceramic seal at a predetermined pressure, leaving an unrestricted casing bore.

oVecturon and Vectraset liner hanger systems. Our proprietary and robust liner hanger systems are specifically designed to hang and seal the production liner in complex horizontal wells. Our liner hanger systems are fully compatible with our fracturing systems products. The liner hanger is used to distribute the weight of the liner to the supporting casing. The system can be set in the absence of a wiper plug bump.

oToe initiation sleeves. Our toe initiation sleeves are designed to provide initial formation access for multistage completions. After shifting open the toe initiation sleeve, a customer can perform a casing integrity test, a pre-frac injection fall-off test, flush the wellbore to facilitate the pumping of completion tools to the toe of the well or execute the first fracturing stage for the well.

Business History

We were incorporated in Delaware on November 28, 2012, under the name “Pioneer Super Holdings, Inc.” On December 13, 2016, we changed our name to “NCS Multistage Holdings, Inc.” On May 3, 2017, we completed the initial public offering of our common stock.

Intellectual Property and Patent Protection

We have dedicated resources to the development and acquisition of new technology and products designed to optimize well construction, well completions and field development strategies, primarily for use in onshore and offshore wells drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our sales and earnings are influenced by our ability to successfully introduce new or improved products to the North American and international markets. Our equipment and services involve proprietary technologies, some of which are protected by patents.

We hold 59 U.S. utility patents and 50 related international utility patents, which relate to various products and services from each of our product lines, such as our casing buoyancy systems, OSTs, casing installed sliding sleeves, frac isolation assemblies, frac plug setting tools and other equipment and methods utilized in the provision of our services. Our U.S. utility patents expire between 2030 and 2040. Our international utility patents expire between 2028 and 2037.

We also have a number of U.S. and international patent applications pending. Some of these patent applications cover equipment and methods which are currently in development. The applications are in various stages of the patent prosecution process and patents may not be issued on such applications in any jurisdiction for some time, if they are issued at all.

We believe that our patents have historically been important in enabling us to compete in the market to supply our customers with our products and services. We intend to enforce, and have in the past vigorously enforced, our intellectual property rights. We are currently and may from time to time in the future be involved in litigation to determine the enforceability, scope and validity of our patent rights. In addition to patent rights, we use a significant amount of trade secrets, or “know-how,” and other proprietary information and technology as well as intellectual property licensed from third parties.

Customers

Our customer base primarily consists of oil and natural gas producers in North America and certain international markets as well as oilfield service companies. For the years ended December 31, 2022 and 2021, we had over 245 and 225 customers, respectively. Our five largest customers accounted for approximately 24% and 30% of our revenue for the years ended December 31, 2022 and 2021, respectively. No single customer represented more than 10% of our revenue for the years ended December 31, 2022 and 2021. Although we believe we have a broad customer base and wide geographic coverage of operations, the loss of one or more of our significant customers could have a material adverse effect on our results of operations. For additional information relating to risks regarding the loss of any of our significant customers, see Item 1A. “Risk Factors.”

Sales and Marketing

Our sales and marketing activities are performed through a technically-trained sales force. We recognize the importance of a technical marketing program in demonstrating the advantages of new technologies that offer benefits relative to established industry methodologies. Our technical sales force advises customers on the benefits of pinpoint stimulation, Innovus and Ratek sliding sleeves, enhanced recovery systems, well construction products and tracer diagnostics services.

In the United States and Canada, sales of our fracturing systems products and services, enhanced recovery systems, liner hangers, toe initiation sleeves and tracer diagnostics services are made directly to E&P companies. Our customers also hire coiled tubing companies and pressure pumping services companies that work alongside us during the completion of a well. We provide our casing buoyancy systems directly to E&P companies as well as to oilfield services companies that act as distributors for this product. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents recurring business. Repeat Precision, which maintains a sales force separate from NCS in the United States, sells its products directly to E&P companies as well as to oilfield services companies that act as distributors.

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

Seasonality

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. As we experienced in the fourth quarter of 2022, our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the United States and Canada exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

Suppliers and Raw Materials

We acquire components, raw materials and parts from suppliers, including machine shops. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Most of the components, raw materials and parts that we use in our operations, such as steel in various forms, electronic components, chemicals and elastomers are available from many sources.

We generally try to purchase our components, raw materials and parts from multiple suppliers, so we are not dependent on any one supplier. We will generally utilize multiple machine shops for the manufacturing of our component parts so that we are not dependent on any one machine shop. In recent years, we have reduced our internal manufacturing capacity in an effort to reduce fixed costs and have relied more heavily on certain machine shops. Our suppliers are also active in multiple regions which allows us to react to changes in foreign currency exchange rates and tariffs and duties. For example, we have made changes to the suppliers of certain raw materials based on tariff rates. In addition, sourcing certain product categories from Repeat Precision allows us to reduce our costs.

The continuing impacts of the Coronavirus disease 2019 (“COVID-19”) pandemic are contributing to occasional supply chain disruptions, particularly in China, and to cost inflation, including labor cost inflation. To address this, we have qualified additional vendors or materials in instances where availability has been impacted or for which delivery times have increased. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

We believe that we compete not only against other providers of pinpoint stimulation equipment and services, but also with companies that support the other primary means of hydraulically fracturing a horizontal well, including plug and perf and ball drop completions. We also compete with other suppliers of well construction products, enhanced recovery systems, tracer diagnostics services, composite frac plugs and perforating guns.

Our major competitors for our completion products and services include Baker Hughes Company (“Baker Hughes”), Core Laboratories N.V., DMC Global Inc., Forum Energy Technologies, Inc., Halliburton Company, Innovex Downhole Solutions, Nine Energy Service, Inc., NOV Inc., Oil States International, Inc., Packers Plus Energy Services Inc., SLB, Schoeller-Bleckmann Oilfield Equipment AG and Weatherford International public limited company as well as a number of smaller or regional competitors.

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

•Climate Change. Governmental and public concern over the threat of climate change arising from GHG emissions is giving rise to an increased likelihood of regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has proposed regulations restricting emissions of GHGs under existing provisions of the CAA, including establishing New Source Performance Standards (“NSPS”), a set of uniform technology-based standards for new and modified sources of air pollution, that govern emissions of methane and volatile organic compounds from new and modified oil and natural gas development and production operations. EPA is also expected to issue NSPS for new gas-fired power plants and existing coal and gas power plants in March 2023. In addition, in November 2021, EPA issued a proposed rule and a corresponding supplemental proposal in November 2022, that would sharply reduce the emission of methane and other air pollutants from both new and existing sources in the oil and natural gas industry. The proposal would expand current emissions reduction requirements for new, modified and reconstructed oil and natural gas sources, and would require states to reduce methane emissions from hundreds of thousands of existing sources nationwide for the first time. Most recently, the Inflation Reduction Act of 2022 became law in August 2022, and aims to reduce GHGs, including carbon dioxide, by 40 percent by 2030. The Inflation Reduction Act provides billions of dollars in grants and loans designed to facilitate financing and deployment of renewable energy projects in the United States. While the scope and future implementation of any final rules regarding such proposed NSPS, emissions requirements and financial incentives, remain uncertain, these rules could have an adverse effect on our customers and result in an indirect material adverse effect on our business.

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

In addition, the oil and natural gas industry is extensively regulated by numerous federal, state and local authorities, including with respect to permitting for the drilling of wells, drilling bonds and operations reporting. Legislation and regulation affecting the oil and natural gas industry is frequently under review for amendment or expansion, which can increase the regulatory burden. Failure to comply with laws and regulations can result in substantial fines and penalties. In addition, the effect of these regulations may be to limit or increase the cost of oil and natural gas E&P companies, which could have a material adverse effect on our customers and indirectly materially and adversely affect our business. Although changes to the regulatory burden on the oil and natural gas industry could affect the demand for our services, we would not expect to be affected any differently or to any greater or lesser extent than other companies in the industry with similar operations.

We supply equipment and services to customers in the oil and natural gas industry conducting hydraulic fracturing operations. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our products and services for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. In fact, California is taking steps to ban fracking on state-permitted lands in 2024. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, the federal government can limit hydraulic fracturing activities on federal lands through permitting, including by limiting the amount of lands available to lease or increasing royalty rates. The current administration cancelled the construction permit for the Keystone XL oil pipeline, which would have transported Canadian oil to the Gulf Coast. We do not currently expect that the recent executive branch actions regarding leases on public land or the cancellation of the Keystone XL oil pipeline will have a material impact on our business in the short term. Various studies also have been conducted or are currently underway by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. State and federal regulatory agencies have recently focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

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

Employees

As of December 31, 2022, we had 262 employees of which 228 are full-time employees. As of such date, 145 of our employees were based in the United States, 107 were based in Canada and ten were based outside of North America. Our international operations, with the exception of our Argentinean and certain North Sea operations, are currently serviced by employees operating out of the United States and Canada. In addition, our consolidated joint venture, Repeat Precision, has 208 employees, 23 of which are based in the United States and 185 of which are based in Mexico. We are not a party to any collective bargaining agreements in North America, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and the Oil and Natural Gas Industry

•Our business depends on the levels of expenditures by companies in the oil and natural gas industry and particularly on the level of E&P activity within Canada, the United States and internationally.

•The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

•Competition within our industry may adversely affect our ability to market our services.

•Our success depends on our ability to develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition.

•We may not be able to successfully implement our strategy of increasing sales of our products and services for use in basins located in the U.S. and international markets.

•A single customer constituted 6% and 7% of our revenue for the years ended December 31, 2022 and 2021, respectively. The loss of any of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

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

•The products and services we provide are used in operations that are subject to potential hazards inherent in the oil and natural gas industry, including claims for personal injury and property damage, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

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

•We may be adversely affected by the effects of inflation.

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

•Impairment in the carrying value of long-lived assets including goodwill could negatively affect our operating results.

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

•Restrictive covenants in the agreement governing our ABL Facility or other indebtedness may restrict our ability to pursue our business strategies.

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

•We are a “smaller reporting company” and have elected to comply with reduced reporting requirements, which could make our common stock less attractive to investors.

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

Risks Related to Our Business and the Oil and Natural Gas Industry

Our business depends on the levels of expenditures by companies in the oil and natural gas industry and particularly on the level of E&P activity in Canada, the United States and internationally.

Demand for our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and natural gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. In addition, more stable or higher commodity prices do not necessarily translate to a higher level of expenditures by companies in the oil and natural gas industry. For example, in recent years, investors in E&P companies have been prioritizing free cash flow and return of capital to shareholders over production growth, leading to lower expenditures. E&P companies require significant capital to drill and complete wells and it is becoming increasingly difficult for them to access capital. These trends may continue, even if commodity prices increase.

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

•the cost of exploring for, developing, producing and delivering oil and natural gas, which may increase as a result of inflation in wages, materials, components, parts, equipment and other costs borne by suppliers to E&P companies;

•the expected decline rates of current production;

•the price and quantity of foreign imports;

•political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;

•the ability of members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) to agree to and maintain production controls to support oil prices;

•the COVID-19 pandemic and related public health measures implemented by governments worldwide and any other regional or global health epidemics;

•speculative trading in crude oil and natural gas derivative contracts;

•the level of consumer product demand;

•the discovery rates of new oil and natural gas reserves;

•contractions in the credit market;

•the strength or weakness of the United States dollar (“USD”);

•available pipeline and other transportation capacity;

•the levels of oil and natural gas storage;

•weather conditions and other natural disasters, including earthquakes, hurricanes and tornadoes;

•political instability in oil and natural gas producing countries;

•domestic and foreign tax policy;

•domestic and foreign governmental approvals and regulatory requirements and conditions;

•the continued threat of terrorism and the impact of military and other action, including military action in the Middle East or Ukraine;

•technological advances affecting energy demand, generation and consumption;

•the proximity and capacity of oil and natural gas pipelines and other transportation facilities;

•alternative energy requirements or technological advances and the demand and availability of alternative energy sources;

•energy conservation measures, including the increased focus by the investment community on sustainability practices in the oil and natural gas industry;

•climate change legislation or regulations restricting emissions of greenhouse gases and related divestment and other efforts;

•the ability of oil and natural gas producers to raise equity capital and debt financing;

•interest rates and the cost of capital for E&P companies;

•merger and divestiture activity among oil and natural gas producers; and

•overall domestic and global economic conditions.

The oil and natural gas industry has historically experienced periodic reductions in the overall level of exploration and development activities in connection with declines in commodity prices. For example, in 2020 the COVID-19 pandemic materially reduced the demand for crude oil and natural gas, which led to a decline in commodity prices. The low commodity price environment resulted in a reduction in the drilling, completion and other production activities of most of our customers and a reduction in their spending on our products and services as well as the prices we were able to charge our customers. Although oil pricing has improved since mid-2020, it is uncertain whether commodity prices will maintain current levels, decline or increase. Furthermore, there has been an increased focus on alternative energy sources which would reduce the demand for crude oil and natural gas.

Inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may result in an increase in E&P companies costs of exploring for, developing, producing and delivering oil and natural gas. These increased costs may make it less likely that E&P companies will do so. Starting in 2021, in connection with a global inflationary environment, E&P suppliers, including NCS, have faced substantial increases in costs. While oil and natural gas activity has continued to increase through 2021 and 2022, further inflationary cost increases could negatively impact E&P activity.

These factors and the volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty. Any of the above factors could impact the level of oil and natural gas E&P activity and could have a material adverse effect on our business, financial condition and results of operations. In addition, regardless of the macro commodity price environment, our current or prospective customers may experience certain constraints that disproportionately impact their business and reduce their expenditures. Also, should a low commodity price environment impact our customers’ expenditures, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of impairment charges, a reduction in our borrowing capacity under our ABL Facility, a need to reduce our capital spending and other similar impacts, any of which could have a material adverse effect on our business, financial condition and results of operations.

The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

We derive our revenues from companies in the oil and natural gas E&P industry, a historically cyclical industry with activity significantly affected by the levels and volatility of oil and natural gas prices. These oil and natural gas prices historically have been extremely volatile and are expected to continue to be volatile. During the past five years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $(36.98) per barrel, or Bbl, in April 2020 to a high of $123.64 per Bbl in March 2022. Over the same period, the Henry Hub spot market price of natural gas has ranged from a low of $1.33 per million British thermal units, or MMBtu, in September 2020 to a high of $23.86 per MMBtu in February 2021. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. We have master services agreements (“MSAs”) with most of our customers which have no minimum purchase requirements. As a result, a large portion of our customers are not obligated to buy our products or utilize our services for an extended period or at all.

Competition within our industry may adversely affect our ability to market our services.

The markets in which we operate are generally highly competitive. The principal competitive factors in our market are technology, service quality, safety track record and price. We compete with large national and multi-national companies that have substantially longer operating histories, greater financial, technical and other resources than we do. For instance, our larger competitors may offer services at below-market prices or bundle ancillary services at no additional cost to customers. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. These companies may be able to charge lower prices for competing products and services, particularly if a company maintains a lower cost structure by investing less in research and development activities. These products and services offered by lower-priced competitors may be more attractive to our customers in lower commodity price environments, even if the products or services offered are inferior. Also, our competitors may be able to respond more quickly to new or emerging technologies, products and services and changes in customer requirements. These responses may come from direct competitors who offer similar products or services or competitors who offer substitutes. In certain circumstances, work is awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded the work. Also, this competitive environment may make it difficult to commercialize new products and gain customer adoption.

The competitive environment may be further intensified when oil and gas companies reduce their expenditures, such as what occurred through 2020 in response to a lower commodity price environment, leading to excess capacity and additional pricing pressure. In addition, mergers and acquisitions among oil and natural gas companies that have the effect of reducing the number of available customers, and the greater focus on budgetary discipline and cash flows by oil and natural gas companies may make the environment more competitive. As a result of a combination of continued pressure from increased competition which began during the second half of 2018 and 2019 and decreased demand for our products and services in 2020 due to the COVID-19 pandemic, we had to lower the prices for our products and services, which adversely affected our business, financial condition and results of operation. This competitive market has made it difficult for us to increase the prices of our products and services as the oil and gas market has improved.

Also, we have experienced an inflationary increase in our costs which started in 2021 and the competitive market has made it difficult to increase prices to the extent, and at the pace, to which we experience increases in our costs. As a result of competition, we may lose market share or be unable to maintain or increase prices for our current products or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition.

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

Some of our customers are making investments in non-traditional energy markets as part of the energy transition. As a result, we may be unable to supply our traditional oil and gas products to these customers if we do not develop new technology that meets their changing needs. Therefore, to counteract these pressures, any reduced spending or decreased demand for traditional energy products will need to be offset at the same or greater pace by sales to other customers or increased sales of renewable energy technologies that we develop. If we are not successful in offsetting such sales, there could be a significant negative impact on our results of operations or financial condition. In addition, the focus on non-traditional energy investments could result in reduced spending by such companies or decreased demand for our existing products and services. We are unable to predict what effect the energy transition in the industry may have on prices, spending by customers, selling strategies, competitive position, customer retention or our ability to negotiate favorable agreements with customers.

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

We may not be able to successfully implement our strategy of increasing sales of our products and services for use in basins located in the U.S. or international markets.

A key component of our growth strategy is to increase our market share in the U.S. and international markets. In Canada, we have several product and service offerings where we have established a higher market share through a long-standing operating history. In the U.S. and international markets, we have been selling for a shorter period of time and thus must convince potential customers about either the value of the emerging technology compared to traditional methods or, in the case of more mature technology offerings, our differentiated benefits.

In the United States, we sell a variety of products and services, including our fracturing systems, enhanced recovery systems, well construction, tracer diagnostic services and composite frac plugs, perforating guns and related products through Repeat Precision. To sell the fracturing systems products and services we must convince customers of the benefits of pinpoint stimulation as compared to traditional well completion techniques, which remain the prevailing methods to complete wells in the United States. In many circumstances, it has been and may continue to be difficult convincing potential customers of the benefits of our technologies relative to traditional well completion techniques, whether it be for more specific targeted uses or widespread adoption. Additionally, unfavorable industry reports or poor well performance for wells that were completed using pinpoint stimulation would harm the perception of pinpoint stimulation and the technological advances in traditional well completion techniques that have made, and could continue to make, it more difficult to convince potential customers to adopt pinpoint stimulation. For the other product and service categories that we sell in the United States, we often compete in markets with many other competitors where we have more limited technology differentiation which makes it more difficult to increase market share, as further described in the risk factor —“Competition within our industry may adversely affect our ability to market our services.”

In international markets, we sell a variety of products and services, including our fracturing systems, enhanced recovery systems, well construction, and tracer diagnostic services. For these markets, we often compete with large national and multi-national companies that have substantially longer operating histories in the geographic markets. International clients may be less likely to utilize smaller oilfield service providers as they prefer to leverage fewer providers with a proven track record in their market. We also may face regulatory issues in various international markets that may make it difficult to economically enter the market.

A single customer constituted 6% and 7% of our revenue for the years ended December 31, 2022 and 2021, respectively. The loss of any of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue to decline substantially.

A single customer accounted for approximately 6% and 7% of our revenue for the years ended December 31, 2022 and 2021, respectively. Additionally, our five largest customers accounted for approximately 24% and 30% of our revenue for the years ended December 31, 2022 and 2021, respectively. It is likely that we will continue to derive a significant portion of our revenue from these customers in the near future. There has been an increase in consolidation amongst E&P companies and, as a result, we have experienced a reduction in spending with certain large customers and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we have been providing. If any large customers decided not to continue to use our products and services for any reason, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by these customers, including their failure to pay the amounts they owe us, either as a result of changes in general financial and economic conditions, conditions in the oil and natural gas industry or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

We currently hold multiple U.S., Canadian and international patents and have multiple pending patent applications for products and processes. Patent rights are limited and it may be possible for a third-party to design around our patents. Furthermore, patent rights have strict territorial limits and we may not be able to enforce our patents against infringement occurring in “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

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

We have in the past, are presently, and may in the future, become involved in legal proceedings to protect and enforce our intellectual property rights. In addition, third parties may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Likewise, if we do not prevail in the lawsuits initiated by us, it could impact the strength or validity of the patents in question and decrease our competitive advantage in the market that was protected by the patent. Any legal proceeding concerning intellectual property is likely to be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operation, regardless of its outcome.

The products and services we provide are used in operations that are subject to potential hazards inherent in the oil and natural gas industry, including claims for personal injury and property damage, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

The products and services we provide are used in potentially hazardous drilling, completion and production applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. We operate with many of our customers under MSAs. We endeavor to allocate potential liabilities and risks between the parties in MSAs, which may result in material liability to us. In addition, despite our intention to generally allocate risk under MSAs, we might not have any contract arrangement which allocates responsibility or may operate under more onerous terms and conditions proposed by customer. If we are operating under an MSA, we may not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into an MSA with terms that are unfavorable to us. As a result, we may incur substantial losses which could have a material adverse effect on our business, financial condition and results of operations.

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

Our insurance policies may not be adequate to cover all liabilities. Our operations are subject to significant hazards often found in the oil and natural gas industry. Claims for loss of oil and natural gas production and damage to formations occur in the ordinary course of business in the well services industry. Litigation arising from a catastrophic occurrence at a location where our products and services are being used may result in our being named as a defendant in lawsuits asserting large claims. As described in the risk factor above, our MSAs may require us to indemnify our customers for damage or loss arising out of our sale of goods or performance of our work, regardless of fault, and provide for warranties for products and workmanship and we may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Any insurance obtained by us may not be adequate to cover any losses or liabilities and, particularly in the event that we must submit larger claims to insurance providers, this insurance may not continue to be available at all or on terms which are acceptable to us. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend. Furthermore, the operational insurance coverage we maintain for our business may not fully insure us against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. For example, our insurance does not typically cover losses and liabilities related to intellectual property or general breach of contract claims or pandemics. Also, our customers or other service providers may not carry adequate insurance to cover any losses or liabilities where we may be indemnified by such party. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business, financial condition and results of operations.

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

We evaluate and pursue acquisitions on a regular basis in order to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We may not be able to identify any potential acquisition or strategic partnership candidates, consummate any acquisitions or enter into any strategic partnerships and any future acquisitions or strategic partnerships may not be successfully integrated or may not be advantageous to us. In addition, we may not have or be able to obtain sufficient capital resources to complete any acquisitions. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Client dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from our acquisitions or any of the strategic partnerships we form. In addition, business acquisitions and strategic partnerships involve a number of risks that could affect our business, financial condition and results of operations, including but not limited to:

•our ability to integrate or implement operational, accounting and technology policies, processes and systems;

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

We may be adversely affected by the effects of inflation.

Inflation in wages, materials, components, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, higher interest rates may be implemented by governments as monetary policy to combat inflation, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects.

Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, military activity, catastrophic weather events, the occurrence of a pandemic or other widespread illness (such as COVID-19), contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations. Recently and continuing into 2023, we have been facing an inflationary environment with respect to our supply chain, which is resulting in extended delivery times and increased prices for raw materials, supplies and transportation. In addition, our Repeat Precision joint venture operates two manufacturing facilities in Mexico. There are several risks associated with doing business in Mexico, including, exposure to local economic and political conditions, export and import restrictions, tariffs and related duty-free rules, and the potential for shortages of labor. The realization of any of these risks could disrupt our supply chain and adversely affect our business and results of operations.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations. The U.S. administration may propose or take action with respect to major changes to trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. These could also result in additional retaliatory action by United States’ trade partners. Given that we procure some of the raw materials that we use to create our products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could harm our competitive position and adversely impact our business, financial condition and results of operations. For example, the United States has a tariff of 25% in place on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

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

Our success and future growth is dependent upon the ability of our executive officers, senior managers and other key personnel to operate and manage our business and execute on our growth strategies successfully. We may be unable to continue to attract and retain our executive officers, senior managers or other key personnel. We may incur increased expenses in connection with the hiring, promotion, retention or replacement of any of these individuals as we have recently observed an overall tightening and increasingly competitive local labor market. These labor costs include the cost of providing employee benefits in the United States, Canada and other foreign jurisdictions, including severance benefits. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain skilled and technically knowledgeable employees, which could adversely affect our business.

Our success and future growth is dependent upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled engineers, chemists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the oilfield services industry. We may confront significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for oil and natural gas. Additionally, at times there may be a shortage of skilled and technical personnel available in the market, potentially compounding the difficulty of attracting and retaining these employees. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs and a material impact on our operations. If we are unable to recruit or retain sufficient skilled and technical personnel, it could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct a portion of our operations through the Repeat Precision joint venture and may also enter into other joint venture arrangements in the future. Our joint venture arrangements may involve risks not otherwise present when operating assets directly. For example, we may:

•Share approval rights over certain major decisions and may not be able to fully control decisions, including cash distributions to us from the joint venture;

•Devote significant management time to the requirements of, and matters relating to, the joint ventures;

•Engage in disputes that may result in delays, litigation or operational impasses;

•Incur liabilities as a result of an action taken by our joint venture partner, including leaving us liable for the other joint venture partners’ shares of joint venture liabilities;

•Not receive credit for additional borrowing capacity under the borrowing base of our ABL Facility, as in the case with the Repeat Precision joint venture;

•Breach a covenant or restriction in the promissory note entered into by Repeat Precision (the “Repeat Precision Promissory Note”);

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

Approximately 65% of our revenue for the year ended December 31, 2022 was generated in Canada, which may expose us to currency fluctuations. Changes in currency exchange rates, particularly with respect to CAD, could have a material adverse effect on our results of operations or financial position. As we have a trade accounts receivable balance in Canadian dollars of $19.6 million CAD as of December 31, 2022, a 10% movement in exchange rates for CAD relative to USD would increase or decrease the resulting trade accounts receivable balance by $1.4 million. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur significant and unanticipated translation gains and losses.

Our operations may be limited or disrupted in certain parts of the continental United States, Canada and the North Sea during severe weather conditions, which could have a material adverse effect on our business, financial condition and results of operations.

We provide products and services to E&P companies that operate in basins throughout the continental United States, Canada and in the North Sea. We serve these markets through our facilities and service centers located in Texas, Oklahoma, Montana, West Virginia, and Alberta and Saskatchewan, Canada, and Western Norway. A substantial portion of our revenue is generated from our operations in geographies where weather conditions may be severe, particularly during winter and spring months. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Repercussions of severe weather conditions may include:

•curtailment of drilling and completion activity;

•weather-related damage to equipment resulting in suspension of operations;

•weather-related damage to our facilities;

•inability to deliver equipment and materials to jobsites in accordance with contract schedules; and

•loss of productivity, or exposure of our employees to harm.

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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions is giving rise to an increased likelihood of regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has proposed regulations restricting emissions of GHGs under existing provisions of the CAA, including establishing NSPS, a set of uniform technology-based standards for new and modified sources of air pollution, that govern emissions of methane and volatile organic compounds from new and modified oil and natural gas development and production operations. EPA also is expected to issue NSPS for new gas-fired power plants and existing coal and gas power plants in March 2023. In addition, in November 2021, EPA issued a proposed rule and a corresponding supplemental proposal in November 2022, that would sharply reduce the emission of methane and other air pollutants from both new and existing sources in the oil and natural gas industry. The proposal would expand current emissions reduction requirements for new, modified and reconstructed oil and natural gas sources, and would require states to reduce methane emissions from hundreds of thousands of existing sources nationwide for the first time. Most recently, the Inflation Reduction Act of 2022 became law in August 2022, and aims to reduce GHGs, including carbon dioxide, by 40 percent by 2030. The Inflation Reduction Act provides billions of dollars in grants and loans designed to facilitate financing and deployment of renewable energy projects in the United States. While the scope and future implementation of any final rules regarding such proposed NSPS, emissions requirements and financial incentives, remain uncertain, these rules could have an adverse effect on our customers and result in an indirect material adverse effect on our business.

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

Our business is dependent on the ability of our customers to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and other proppants under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. The federal government can, however, limit hydraulic fracturing activities on federal lands through permitting, including by limiting the amount of lands available to lease or increasing royalty rates. In addition, the current administration cancelled the construction permit for the Keystone XL oil pipeline, which would have transported Canadian oil to the Gulf Coast. Federal agencies also have asserted regulatory authority over additional aspects of the process and there are certain governmental reviews either completed, underway, or being proposed that focus on the environmental aspects of hydraulic fracturing practices. These completed, ongoing, or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing. For example, in December 2016, the EPA released a final report assessing the potential impacts of hydraulic fracturing on drinking water resources. In this report, the EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and natural gas activity and induced seismicity. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly to perform fracturing and increase the costs of compliance and doing business for our customers. In addition, in response to concerns regarding induced seismicity, regulators in some states have from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Such actions to restrict or suspend disposal well operations could make it more difficult or costly for our customers to perform fracturing.

Various state and local-level initiatives in regions with substantial shale resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. For instance, the State of New York elected in 2015 to prohibit high volume hydraulic fracturing altogether and California is taking steps to ban fracking on state-permitted lands in 2024. Any increased regulation of hydraulic fracturing could reduce our customers’ demand for our products and services and have a material adverse effect on our business, financial condition and results of operations.

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

In addition, once we have a consent order from the EPA allowing us to manufacture PMN substances for our tracer diagnostics business, we remain subject to regulatory requirements, including, as applicable, volume limitations that may impede us from producing sufficient quantities of such chemicals. Noncompliance with an EPA consent order could result in civil or criminal penalties and delays, or require us to cease operations that are authorized under the consent order. Similar programs exist in most, if not all, of the countries in which we may seek to produce, import or use certain chemicals in our tracer diagnostics business, including compliance with regulations imposed in Canada by the Environment and Climate Change Canada/Health Canada. In addition, federal and state agencies may change the requirements or increase their scrutiny as it relates to any of the chemicals we use. For instance, some of the chemicals we use are classified as per-and polyfluoroalkyl substances (“PFAS”), which are becoming subject to greater regulation by certain agencies. We cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If we do not meet applicable regulatory requirements in a particular country for some chemicals, then we may not be able to commercialize those chemicals or tracers in such country, and our business could be adversely affected. Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.

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

We are subject to income taxes in the United States (federal and state), Canada and other foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals.

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

Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyberattacks and cyber incidents, continue to grow. Cybersecurity risks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. As a result of our hybrid work schedule, remote work and remote access to our systems has increased significantly as a large number of our office employees work remotely at least two days a week. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents.

We are consistently subject to attempts to compromise our information technology systems. It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, are sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties upon whom we rely face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber incident or attack could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents. Also, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Complications with our ERP system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. Our ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. Technical issues in the operation of our ERP system could cause operating and reporting delays, increased costs and other difficulties. If we are unable to successfully operate our ERP system, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not effectively operate the ERP system, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

Impairment in the carrying value of long-lived assets including goodwill could negatively affect our operating results.

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. See “Note 2. Summary of Significant Accounting Policies,” “Note 6. Property and Equipment” and “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information.

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. Under accounting principles generally accepted in the United States (“GAAP”), we determine if it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. See “Note 2. Summary of Significant

Accounting Policies” and “Note 7. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information.

We are unable to predict whether impairments of one or more of our long-lived assets or investments may occur in the future. Such an impairment would result in non-cash charges and might result from conditions that could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2022, our total outstanding indebtedness was $7.9 million, of which no amount was outstanding under our ABL Facility. Under our ABL Facility, which is secured by substantially all of our assets, we may borrow up to the lesser of a borrowing base and $35.0 million, with sublimits for loans in Canadian dollars, letters of credit and swingline loans. The borrowing base is determined based on 85% of eligible accounts receivable, 85% of the net orderly liquidation value of eligible inventory, and 100% of cash in a specified pledged account, subject to change in the administrative agent’s permitted discretion, and does not include assets of Repeat Precision. The ABL Facility authorizes, but does not require, the administrative agent to make over-advances, notwithstanding a borrowing base deficiency, of up to 10% of aggregate commitments (but never to exceed the lenders’ aggregate commitments). Our ABL Facility is subject to interest rate fallback provisions applicable in the event that the secured overnight financing rate (“SOFR”) or other interest rate benchmarks provided thereunder become unavailable or unrepresentative of lenders’ cost of funds. There can be no assurance that our ABL Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers will not constrain our liquidity by reducing the size of our borrowing base.

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

We may incur substantial additional indebtedness in the future. Although the terms of the agreement governing our ABL Facility contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Repeat Precision has entered into the Repeat Precision Promissory Note with an aggregate borrowing capacity of $4.3 million, which may be used to fund its business strategies and the joint venture could in the future, and has in the past, paid us cash distributions. When Repeat Precision increases the outstanding borrowings under the Repeat Precision Promissory Note, it may not be able to meet the ongoing interest obligations or repay the principal balance when due and the note may not be renewed on the current annual schedule, which could prevent Repeat Precision from pursuing its business strategies, paying us cash distributions or obtaining additional financing and could also have a material adverse effect on our business, financial condition and results of operations. If we and our subsidiaries incur substantial additional indebtedness, the related risks to our financial condition could increase.

Restrictive covenants in the agreement governing our ABL Facility or other indebtedness may restrict our ability to pursue our business strategies.

The agreement governing our ABL Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our ability to: incur additional indebtedness; grant liens; enter into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions; make certain investments; pay dividends; make payments in respect of junior lien or subordinated debt; make acquisitions; consolidate, amalgamate, merge, liquidate, divide or dissolve; sell, transfer or otherwise dispose of assets; make certain organizational changes (including with respect to organizational documents and changes in fiscal year); engage in sale-leaseback transactions; engage in transactions with affiliates; enter into operating leases; enter into hedging arrangements; enter into certain leasehold arrangements and arrangements with respect to inventory and equipment; and materially alter our business. In addition, the agreement governing the Repeat Precision Promissory Note (together with the ABL Facility, the “Available Loans”) contains a number of restrictive covenants that impose significant operating and financial restrictions on Repeat Precision.

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

A breach of any covenant or restriction contained in the agreement governing our Available Loans could result in an event of default thereunder. If any such event of default occurs, the lenders under the respective Available Loan may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our Available Loans also have the right, upon an event of default thereunder, to terminate any commitments they have to provide further borrowings. Further, following an event of default under the agreement governing our Available Loans, the lenders under the loan will have the right to proceed against the collateral granted to them to secure that debt. If the debt under an Available Loan was to be accelerated, the assets to secure the loan may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

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

•litigation and governmental investigations; and

•changing economic conditions.

In addition, because our common stock is more thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on Nasdaq or another stock exchange. We believe that approximately 29% of our shares of our common stock are held by non-affiliates as of December 31, 2022. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

We are controlled by funds (the “Advent Funds”) managed by Advent, which beneficially own in the aggregate 61.4% of the combined voting power of our common stock. As a result of this ownership, Advent will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions.

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

In addition, under the agreement governing our ABL Facility, a change of control would cause an event of default to occur and the lenders under the facility would have the right to accelerate their loans, and if so accelerated, we would be required to repay all of our outstanding obligations under our ABL Facility. In addition, from time to time we may enter into contracts that contain change of control provisions that limit the value of, or even terminate, the contract upon a change of control. These change of control provisions may discourage a takeover of our company, even if an acquisition would be beneficial to our stockholders.

We are a “smaller reporting company” and have elected to comply with reduced reporting requirements, which could make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. “Smaller reporting companies” are exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley Act of 2002; have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. In the event we are no longer a “smaller reporting company,” our legal, accounting and other expenses may further increase as we will no longer qualify for an exemption from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley Act of 2002.

Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

Holders

On March 3, 2023, we had 2,438,877 shares of common stock outstanding, which were held by approximately 17 record holders. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We do not intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, we may change this policy and choose to pay dividends. Any future determination to pay dividends will be at the discretion of our Board and will take into account restrictions in our debt instruments, including our ABL Facility, general economic and business conditions, our net income, financial condition and results of operations, our capital requirements, our prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions and such other factors as our Board may deem relevant.

Performance Graph

As we are a “smaller reporting company,” for the year ended December 31, 2022, we are not required to provide the performance graph under Item 201(e) of Regulation S-K.

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

Overview

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly wells that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including Argentina, China, the Middle East and the North Sea. We provided our products and services to over 245 customers in 2022, including leading large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our fracturing systems products and services can be used in both cemented and open-hole wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

We own a 50% interest in Repeat Precision, which sells composite frac plugs, perforating guns and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including casing buoyancy systems, liner hanger systems and toe initiation sleeves. We offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets. We operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Outlook

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

Drilling and completion activity in the United States and Canada has increased steadily since falling to multi-decade lows in late 2020, as the global economy and oil and natural gas demand have recovered from the impact of the COVID-19 pandemic. While U.S. drilling and completion activity remains slightly lower than it was prior to the COVID-19 pandemic, the Canadian rig count surpassed comparable 2019 levels in the third quarter of 2021 and has remained above comparable 2019 levels since that time. Customer activity has continued to increase in 2022, with the U.S. and Canadian rig counts in the fourth quarter of 2022 higher by 39% and 18%, respectively, compared to the same period as 2021.

Based on E&P company announced capital budgets for 2023, we believe that annual average industry drilling and completion activity in the United States and Canada in 2023 will be equal to 2022 levels or higher by up to 10%, however, activity in the United States in 2023 may be lower than levels reached in the fourth quarter of 2022, reflecting rapid reductions in natural gas pricing in late 2022 and early 2023. We currently expect international industry activity to improve by over 10% in 2023 as compared to 2022. Many of our customers in North America continue to be committed to generating free cash flow while maintaining production at recent levels, while privately-owned operators have increased activity in recent years in response to improved commodity prices, contributing most of the activity increases since late 2020. Oil and natural gas prices were volatile in 2022, with increased spot pricing following Russia’s invasion of Ukraine in late February which decreased in the second half of the year due to increased uncertainty in demand and mounting concerns about a global economic recession. We have no material direct exposure to Russia or Ukraine, though we are affected by economic impacts resulting from the conflict, especially on raw material pricing and availability.

Despite the recent and expected improvements in industry activity levels, we continue to face intense competitive pressure across all of our product and services offerings, which may negatively impact our market share, our operating margins and our ability to increase prices in an inflationary environment.

Beginning in late 2021 and continuing throughout 2022, we experienced higher prices for certain raw materials, including steel and chemicals, and for purchased components and outsourced services, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine. While we have increased customer prices because of our higher raw material and component costs, the increase in customer prices have not always offset our higher input costs and there has been a time lag in our ability to do so. If we experience even higher costs in 2023, we will strive to achieve further price increases with our customers, however, we are not always able to do so and, if we can, the impact of such price increases may lag the timing of cost increases. During this time, we also began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and selling, general and administrative (“SG&A”) expenses. This labor cost inflation, which continued throughout 2022 and continues into 2023, has resulted in higher salaries, hourly pay rates and benefit costs.

In an effort to reduce inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, has increased reference interest rates, an action which typically has the effect of increasing borrowing costs and restraining economic activity. There is a possibility that these actions could not only reduce the rate of global economic growth, but could lead to a recessionary environment in certain economies, including Europe and the United States. Any decline in economic activity resulting from such actions could result in moderating or declining demand for oil and natural gas. In addition, in 2022 the U.S. dollar strengthened relative to other currencies, including the Canadian dollar. Over 60% of our revenue is generated in Canada, and reductions in the value of the Canadian dollar as compared to the U.S. dollar, our reporting currency, result in lower reported revenue and gross profit, partially offset by lower reported SG&A expense.

COVID-19 Impacts on the Oil & Natural Gas Market and NCS Multistage

In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. As a result of the COVID-19 pandemic, there was a significant reduction in global gross domestic product (“GDP”) in 2020, and a decrease in demand for crude oil, which began to recover in 2021 as vaccines became available and mitigation measures eased. While there has been a significant recovery in demand for crude oil since 2020, demand is still below the 2019 levels and is not expected to reach back to pre-COVID levels until 2023. In response to these economic factors, OPEC+ members acted collectively to reduce oil production and E&P companies in North America reduced their capital spending budgets. This also led to consolidation amongst E&P companies, especially large, independent publicly-traded E&P companies, and this included customers for which we have provided products and services.

In 2020, we implemented several initiatives to reduce our costs restructure and to enhance liquidity, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021. Those initiatives included reductions in force and temporary reductions in compensation and certain benefits. In early 2022, we substantially restored or increased employee compensation and benefits to pre-2020 levels.

The continuing impacts of the COVID-19 pandemic are contributing to occasional supply chain disruptions, particularly in China, although the Chinese government’s COVID-19 mitigation measures have recently been relaxed. Cost inflation, including labor cost inflation, continues through 2022 and into 2023. Therefore, we have qualified additional suppliers to provide materials, components and services for which supply lines have been impacted or for which delivery times have increased.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing rising throughout 2021 to approximately $75/BBL at the end of December 2021. WTI crude oil pricing continued to increase in the first half of 2022 to over $100/BBL following Russia’s invasion of Ukraine. However, WTI crude oil pricing average decreased to approximately $83/BBL during the fourth quarter of 2022 reflecting an overall weaker macroeconomic environment and its potential impact on lowering demand. During 2022, to address the uncertain outlook in the global economic and oil markets, OPEC+ members agreed to a collective voluntary oil production reduction of 2 MMBBL/D beginning in November 2022 through December 2023.

Natural gas pricing increased throughout 2021 to an average level of $3.89 per MMBtu and further increased to an average level of $6.45 per MMBtu during 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Natural gas pricing in the United States has been supported by increased demand for exports of liquified natural gas (“LNG”) in late 2021 and early 2022, especially for power generation in Europe and Asia, reflecting European demand for LNG sourced from the United States and other regions to diversify supply historically provided by Russia. At the end of September 2022, natural gas pricing reached a level of $6.40 per MMBtu, but declined to as low as $3.52 per MMBtu in December 2022 due to overall warm winter weather conditions and extended downtime at an LNG export facility, which decreased near-term demand and has led to robust levels of natural gas in storage. Natural gas pricing has continued to decline in early 2023, which may negatively impact drilling and completion activity in certain regions.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2020	$45.54	$50.45	$1.90
6/30/2020	27.96	29.70	1.70
9/30/2020	40.89	42.91	2.00
12/31/2020	42.52	44.32	2.52
3/31/2021	58.09	61.04	3.50
6/30/2021	66.19	68.98	2.95
9/30/2021	70.58	73.51	4.35
12/31/2021	77.33	79.61	4.75
3/31/2022	95.18	100.87	4.67
6/30/2022	108.83	113.84	7.50
9/30/2022	93.06	100.71	8.03
12/31/2022	82.79	88.72	5.55

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2020, as provided by Baker Hughes. The quarterly changes in the Canadian land rig count can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2020	764	194	958
6/30/2020	378	23	401
9/30/2020	241	46	287
12/31/2020	297	88	385
3/31/2021	378	144	522
6/30/2021	437	71	508
9/30/2021	484	150	634
12/31/2021	545	159	704
3/31/2022	618	198	816
6/30/2022	698	112	810
9/30/2022	744	198	942
12/31/2022	760	187	947

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity have continued to increase from lows reached in late 2020, with the U.S. land rig count averaging 760 during the fourth quarter of 2022, a 39% increase compared to the fourth quarter of 2021. The average land rig count in Canada for the fourth quarter of 2022 was 18% higher than in the same period in 2021. We expect Canadian rig counts and completion activity to continue to rise in 2023 compared to prior year levels. We expect average annual drilling and completion activity in the United States to exceed prior year levels, but to be below the levels reached during the fourth quarter of 2022.

A substantial portion of our business is subject to quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. As we experienced in the fourth quarter of 2022, our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the United States and Canada exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

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

Increasing Well Complexity and Focus on Completion Optimization

In recent years, E&P companies have drilled longer horizontal wells and completed more hydraulic fracturing stages per well to maximize the volume of hydrocarbon recoveries per well. This trend towards longer and more complex wells has resulted in us selling more sliding sleeves or composite frac plugs per well on average, which increases our revenue opportunity per well completion and has supported sales of our casing buoyancy systems. Additionally, E&P companies have become increasingly focused on well productivity through optimization of completion designs and we believe this trend may further the adoption of pinpoint stimulation, and in turn, increase the opportunity for sales of our products and services if our customers observe operational benefits and long-term production results from the application of pinpoint stimulation. This trend towards more complex well completions provides opportunities for tracer diagnostics services, which can be utilized to assess the effectiveness of various well completion techniques and well spacing strategies in support of completion and field development optimization efforts. However, as the development of unconventional resources has matured, E&P companies have become increasingly focused on operational efficiencies and lowering the cost of the wells they drill and complete. This focus on cost has led to increased competition amongst oilfield services companies, limiting pricing power, and in some cases leading to E&P companies selecting products and services primarily based on cost as opposed to technical benefits.

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, the sale of composite frac plugs, perforating guns and related products through Repeat Precision, and from sales of our tracer diagnostics services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products.

Product sales represented 68% and 70% of our revenues for the years ended December 31, 2022 and 2021, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 32% and 30% of our revenues for the years ended December 31, 2022 and 2021, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services (which are classified together as “services” in our financial results). Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets we will, in some instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, with wells with more stages resulting in longer jobs and increased revenue attributable to selling more sliding sleeves or composite frac plugs and the provision of our services.

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 65% and 62% for the years ended December 31, 2022 and 2021, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates manufacturing facilities with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to a 25% tariff, which increases our cost of sales. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals and laboratory analysis associated with our tracer diagnostics services.

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

During 2021, we began to experience tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and our SG&A expenses. This labor cost inflation, which continued through 2022 and into 2023, has resulted in increased salaries, hourly pay rates and benefit costs.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 27% and 25%, for the years ended December 31, 2022 and 2021, respectively.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Variance
	2022	2021	$	%
Revenues
Product sales	$105,859	$83,223	$22,636	27.2%
Services	49,773	35,279	14,494	41.1%
Total revenues	155,632	118,502	37,130	31.3%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	68,412	51,897	16,515	31.8%
Cost of services, exclusive of depreciation and amortization expense shown below	26,816	18,130	8,686	47.9%
Total cost of sales, exclusive of depreciation and amortization expense shown below	95,228	70,027	25,201	36.0%
Selling, general and administrative expenses	58,338	49,094	9,244	18.8%
Depreciation	3,650	3,832	(182)	(4.7)%
Amortization	669	669	—	—%
Loss from operations	(2,253)	(5,120)	2,867	56.0%
Other income (expense)
Interest expense, net	(1,015)	(733)	(282)	(38.5)%
Other income, net	2,950	2,054	896	43.6%
Foreign currency exchange (loss) gain	(283)	283	(566)	(200.0)%
Total other income	1,652	1,604	48	3.0%
Loss before income tax	(601)	(3,516)	2,915	82.9%
Income tax expense	351	263	88	33.5%
Net loss	(952)	(3,779)	2,827	74.8%
Net income attributable to non-controlling interest	150	955	(805)	(84.3)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(1,102)	$(4,734)	$3,632	76.7%

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenues

Revenues were $155.6 million for the year ended December 31, 2022 as compared to $118.5 million for the year ended December 31, 2021. This increase reflected higher product sales and services volumes in Canada and the United States as well as higher international services volumes, partially offset by a decrease in international product sales, for which individual orders can be larger and less frequent. We believe the overall increase in revenues largely resulted from higher drilling and completion activity in

2022 as compared to 2021, particularly in North America, attributable primarily to higher oil and natural gas demand and more favorable commodity prices. Product sales for the year ended December 31, 2022 were $105.9 million as compared to $83.2 million for the year ended December 31, 2021. Our services revenue was $49.8 million for the year ended December 31, 2022 as compared to $35.3 million for the year ended December 31, 2021.

Cost of sales

Cost of sales was $95.2 million, or 61.2% of revenues, for the year ended December 31, 2022 as compared to $70.0 million, or 59.1% of revenues, for the year ended December 31, 2021. Cost of sales as a percentage of total revenues was higher between the years due to increased costs impacting our supply chain, including raw materials, purchased materials, labor costs and outsourced service activity as well as a decrease in international revenue as a percentage of our total revenue. Labor costs for 2021 were reduced due to the U.S. employee retention credit (“ERC”), which did not recur in 2022. See “Note 10. Commitments and Contingencies” of our consolidated financial statements. The decline was partially offset by increased revenues and higher utilization of manufacturing capacity and field service personnel. Cost of product sales was $68.4 million or 64.6% of product sales revenue and cost of services was $26.8 million or 53.9% of services revenue for the year ended December 31, 2022. For the year ended December 31, 2021, cost of product sales was $51.9 million or 62.4% of product sales revenue and cost of services was $18.1 million or 51.4% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $58.3 million for the year ended December 31, 2022 as compared to $49.1 million for the year ended December 31, 2021. This overall increase in expense reflects increased compensation and benefit costs of $6.4 million primarily associated with the reinstatement of certain salaries in mid-2021, increased headcount, salary increases implemented during the first quarter of 2022, the restoration of employer matching contributions to employee retirement plans in January 2022 and a benefit of $2.3 million in 2021 associated with the ERC, which did not recur in 2022. See “Note 10. Commitments and Contingencies” of our consolidated financial statements. In addition, professional fees, primarily related to litigation matters, increased by $1.7 million and travel and entertainment increased by $0.8 million. The increases were partially offset by lower share-based compensation expense of $0.6 million.

Interest expense, net

Interest expense, net was $1.0 million for the year ended December 31, 2022 as compared to $0.7 million for the year ended December 31, 2021. The increase in interest expense, net reflects a $0.2 million write-off of deferred loan costs associated with the termination of the Prior Senior Secured Credit Facility, which was replaced by an ABL Facility.

Other income, net

Other income, net was $3.0 million for the year ended December 31, 2022 as compared to $2.1 million for the year ended December 31, 2021. The increase is primarily attributable to royalties earned on the use of our intellectual property and profit share associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC (“SOS”).

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $(0.3) million for the year ended December 31, 2022 as compared to a gain of $0.3 million for the year ended December 31, 2021. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense

Income tax expense was $0.4 million for the year ended December 31, 2022 as compared to $0.3 million for the year ended December 31, 2021.

Included in tax expense (benefit) for the year ended December 31, 2022 was a benefit of $(4.1) million related to changes in valuation allowance on deferred tax assets not expected to be realized, an expense of $0.4 million related to stock awards, a benefit of $(0.1) million related to the effects of taxes on foreign operations, and an expense of $0.6 million related to state taxes.

Included in tax expense (benefit) for the year ended December 31, 2021, was an expense of $1.0 million for tax effects of stock awards and a benefit of $(0.2) million related to effects of taxes on foreign operations.

How We Evaluate our Results of Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include:

Revenues

We primarily sell our products and services under purchase orders with pricing negotiated with individual customers. Our revenues are generated primarily from the sales of our fracturing systems, enhanced recovery systems, well construction and composite plug and perforating gun products and from services related to the utilization of our downhole frac isolation assembly as well as from the provision of tracer diagnostics services. We compare our actual revenue performance on a monthly, quarterly and annual basis to our annual budget, our most recent estimate for the relevant period, and to applicable market metrics.

Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation

EBITDA is defined as net (loss) income before interest expense, net, income tax expense and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude certain items which we believe are not reflective of ongoing operating performance or which, in the case of share-based compensation, is non-cash in nature. Adjusted EBITDA Less Share-Based Compensation is defined as Adjusted EBITDA, with the sole exception being that it does not add back non-cash share-based compensation expense. We believe that Adjusted EBITDA is an important measure that excludes costs that management believes do not reflect our ongoing operating performance and certain costs associated with our capital structure. We believe that Adjusted EBITDA Less Share-Based Compensation presents our financial performance in a manner that is comparable to the presentation provided by many of our peers. Accordingly, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are key metrics that management uses to assess the period-to-period performance of our core business operations. We believe that presenting these metrics enables investors to assess our performance from period to period using the same metrics utilized by management and to evaluate our performance relative to other companies that are not subject to such factors. EBITDA, Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation are not defined under GAAP, are not measures of net income, income from operations or any other performance measure derived in accordance with GAAP and are subject to important limitations. Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP.

A reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA and Adjusted EBITDA Less Share-Based Compensation on a consolidated basis for the periods indicated follows (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(952)	$(3,779)
Income tax expense	351	263
Interest expense, net	1,015	733
Depreciation	3,650	3,832
Amortization	669	669
EBITDA	4,733	1,718
Share-based compensation (1)	3,453	4,221
Professional fees (2)	5,665	4,885
Net benefit of ERC (3)	—	(1,908)
Foreign currency loss (gain) (4)	283	(283)
Other (5)	976	461
Adjusted EBITDA	$15,110	$9,094
Adjusted EBITDA Less Share-Based Compensation	$11,657	$4,873

_____________________

(1)Represents non-cash compensation charges related to share-based compensation granted to our officers, employees and directors.

(2)Represents non-capitalizable costs of professional services incurred in connection with our financings, legal proceedings and the evaluation of potential acquisitions.

(3)Represents ERC benefits recorded during 2021 less the effect on bonus and associated payroll burden accruals.

(4)Represents unrealized and realized foreign currency translation gains and losses primarily due to movement in the foreign exchange rates during the applicable periods.

(5)Represents the impact of a research and development subsidy that is included in income tax expense (benefit) in accordance with GAAP along with other charges and credits.

Free Cash Flow and Free Cash Flow Less Distributions to Non-Controlling Interest

We utilize free cash flow to evaluate the cash generated by our operations and results of operations. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment (inclusive of the purchase and development of software and technology) plus proceeds from sales of property and equipment, as presented in our consolidated statement of cash flows. Management believes free cash flow is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and other investment needs. We define free cash flow less distributions to non-controlling interest as free cash flow (as defined above) less distributions to non-controlling interest, as presented in the net cash used in financing activities section of our consolidated statements of cash flows. Management believes that free cash flow less distributions to non-controlling interest is useful because it provides information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures, other investment needs, and cash distributions to our joint venture partner. Free cash flow and free cash flow less distributions to non-controlling interest do not represent our residual cash flow available for discretionary expenditures, as we have non-discretionary expenditures, including, but not limited to, repayment of outstanding balances under our ABL Facility, that are not deducted in calculating either free cash flow or free cash flow less distributions to non-controlling interest. Free cash flow and free cash flow less distributions to non-controlling interest are non-GAAP financial measures and should not be considered as an alternative to cash provided by operating activities as a cash flow measurement.

A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to each of free cash flow and free cash flow less distributions to non-controlling interest for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(1,423)	$11,583
Purchases of property and equipment	(1,035)	(495)
Purchase and development of software and technology	(96)	(338)
Proceeds from sales of property and equipment	433	389
Free cash flow	$(2,121)	$11,139
Distributions to non-controlling interest	—	(2,750)
Free cash flow less distributions to non-controlling interest	$(2,121)	$8,389

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of December 31, 2022, we had cash and cash equivalents of $16.2 million, and total outstanding indebtedness of $7.9 million primarily related to capital lease obligations, of which $1.4 million is due within 12 months. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include the assets of Repeat Precision. At December 31, 2022, our borrowing base under the ABL Facility was $18.6 million, with no outstanding borrowings. We have cash-collateralized less than $0.1 million in letter of credit commitments. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at December 31, 2022. In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $4.3 million. As of December 31, 2022, Repeat Precision has $56 thousand of outstanding indebtedness under its promissory note. We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months and after. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

We plan to incur approximately $4 million to $5 million in capital expenditures during 2023, which includes (i) upgrades to our tracer diagnostics deployment and sampling equipment and laboratory instrumentation, (ii) machining equipment and a potential new facility to increase perforating gun manufacturing capacity at Repeat Precision, (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (iv) new computers and engineering workstations and (v) software development and implementation. Our capital expenditures, including the purchase and development of software and technology, for the years ended December 31, 2022 and 2021 were $1.1 million and $0.8 million, respectively.

To the extent we require additional liquidity to fund our capital requirements, including our capital lease obligations, or repay existing indebtedness, we would expect to obtain it through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance and ability to manage costs, which is subject to general economic, financial and other factors that are beyond our control, including the continued impacts from the COVID-19 pandemic and Russia’s invasion of Ukraine. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell equity to finance such acquisitions, which could result in incremental expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(1,423)	$11,583
Net cash used in investing activities	(698)	(444)
Net cash used in financing activities	(2,742)	(4,265)
Effect of exchange rate changes on cash and cash equivalents	(1,071)	(251)
Net change in cash and cash equivalents	$(5,934)	$6,623

Operating Activities

Net cash (used in) provided by operating activities was $(1.4) million compared to $11.6 million for the years ended December 31, 2022 and 2021, respectively. The decrease in cash flow reflects additional investments in inventory and higher accounts receivable balances due to an increase in our operational activity, related to an increase in oil and gas market activity, as well as the timing of payments for goods and services through accounts payable. The 2022 results also reflect the payment of the 2021 annual incentive bonus of $3.2 million, payments related to cash-settled share-based compensation and the receipt of income tax refunds in 2021, which did not recur in 2022. This overall decrease in cash flow from operations was partially offset by a smaller net loss in 2022 as compared to 2021, and the receipt and utilization of prepaid chemicals which were acquired in 2021.

Investing Activities

Net cash used in investing activities was $0.7 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, with an increase in purchases of property and equipment partially offset by a decrease in the purchase and development of software and technology.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2022 and 2021 was $2.7 million and $4.3 million, respectively. Our primary uses of funds during the year ended December 31, 2022 included total principal payments of $1.5 million related to our finance leases, payments of $0.4 million for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, and payments of $1.0 million for deferred costs related to our ABL Facility. Our primary use of funds during the year ended December 31, 2021 was $2.8 million of distributions to our joint venture partner and principal payments related to our finance leases of $1.3 million.

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Financing Arrangements

Our ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. At December 31, 2022, our borrowing base under the ABL Facility was $18.6 million and we had no outstanding indebtedness under the ABL Facility.

Repeat Precision also has an outstanding promissory note with an aggregate borrowing capacity of up to $4.3 million as of December 31, 2022, subject to a borrowing base. As of December 31, 2022, Repeat Precision had $56 thousand in outstanding indebtedness under the promissory note.

See “Note 9. Debt” to our consolidated financial statements for additional details regarding our credit agreement and the promissory note.

Leases

We have operating and finance leases for facilities, vehicles, and equipment. As of December 31, 2022, we had lease payment obligations, including interest payments for finance leases of $14.6 million, with $3.3 million payable within 12 months. See “Note 14. Leases” to our consolidated financial statements for additional information on lease obligations and maturities.

Purchase Obligations

Our purchase obligations in the amount of $12.6 million primarily represent commitments to purchase goods or services to be utilized in the normal course of business, of which $9.8 million is expected to be incurred within 12 months and is not reflected in the accompanying consolidated balance sheets.

Tax Obligations

Our tax obligations of $0.3 million, of which $0.1 million is due within 12 months, include a mandatory one-time tax on accumulated earnings of foreign subsidiaries resulting from the 2017 Tax Act. The income tax payable related to the 2017 Tax Act is due in installments in varying percentages over the next three years.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. We evaluate collectability of customer accounts based upon credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Amounts deemed to be uncollectible are applied against the allowance for doubtful accounts. Our business has seasonality, and the balance of our outstanding receivables fluctuates during the fiscal year based upon activity levels, sales volume, and general industry conditions. We periodically record bad debt expense or recoveries, which totaled a recovery of $0.1 million for each of the years ended December 31, 2022 and 2021 as we have historically been successful in recovering some of these amounts over time. Further, to the extent deemed necessary by management, and depending on the circumstances, we may issue customer credits or concessions which reduce our revenues, but do not impact our bad debt expense. The nature of these concessions may be to maintain a customer relationship. Historically, these concessions have not been significant to our financial condition or results of operations and would likely not be significant should there be a 10% change in the level of concessions within a fiscal year.

Inventories

Inventories of raw material, work in progress and finished goods are maintained and valued at the lower of cost or estimated net realizable value, with cost determined at standard costs which approximates the first-in, first-out or average cost basis. Periodically, we evaluate our inventory to determine items that may be obsolete, slow-moving or in excess based upon historical sales experience and projected sales forecasts. Our estimates involve subjectivity and an evaluation of customer preferences over time which may impact our ability to recover the cost of inventory and generate a profitable return. Although we believe our estimates to be reasonable, we cannot assure that our reserves will be adequate to cover potential losses, or that we will have recoveries, if there are significant changes in market preferences or technological advancements by our competitors that render a portion of our current inventory as obsolete. We have incurred charges to cost of sales related to obsolescence of $2.5 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. An increase of obsolescence expense by 10%, or $0.3 million, would not be deemed material to our financial statements.

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or if there are potential indicators of impairment. We also perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. In addition, if we are required to determine the fair value of our reporting units to test goodwill for impairment, we must apply estimates, assumptions, and judgment regarding revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital and terminal growth rate, and we must evaluate the metrics of a deemed set of comparable companies and market earnings multiples. Actual results may not align with these assumptions, and our expectations regarding future net cash flows may change such that a material impairment could result. Historically, we have recorded impairments associated with property and equipment, identifiable intangible assets and goodwill. We believe that the estimates and assumptions used in our impairment assessments are reasonable. However, if market conditions change dramatically, the impact on our forecasts and projections may be significant which could result in future impairments for our reportable units with long-term assets including goodwill.

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

We have incurred operating losses during each of the years ended December 31, 2022 and 2021. We have applied valuation allowances to reduce our deferred tax assets as of December 31, 2022 and 2021, based upon our forecasts of future taxable income in the jurisdictions in which these deferred tax assets are recorded. Our financial statements could be materially affected if: (i) our actual results differ significantly from our forecast estimates; (ii) there are future changes in enacted tax laws with retroactive application; or (iii) tax authorities do not agree with our application of the tax law to our circumstances and the matter is not ultimately resolved in our favor.

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

Smaller Reporting Company Status

We are a “smaller reporting company” as defined by Section 12b-2 of the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. As a smaller reporting company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies that do not qualify for the classification, including among other things, providing only two years of audited financial statements.

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

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues is derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than USD. During the years ended December 31, 2022 and 2021, approximately 65% and 62%, respectively, of our revenues were attributable to our operations in Canada. We may use foreign currency forward exchange contracts to hedge our future exposure to CAD. We also derive revenue from several jurisdictions outside of North America, including countries that occasionally experience periods of significant inflation, which occurred in Argentina in 2022 and 2021. We do not currently intend to hedge our future exposure to the Argentine Peso or other foreign currencies.

Interest Rate Risk

We were primarily exposed to interest rate risk through our Prior Senior Secured Credit Facility and the Prior Amended Credit Agreement, which were terminated concurrent with our entry on May 3, 2022 into the replacement ABL Facility. At December 31, 2022, we had no outstanding indebtedness under our ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at December 31, 2022 was 6.8%.

We are also subject to interest rate risk through our Repeat Precision Promissory Note. At December 31, 2022, we had $56 thousand outstanding indebtedness under the Repeat Precision Promissory Note. Borrowings under the Repeat Precision Promissory Note are made in U.S. dollars with interest calculated using the prime rate plus a 1.0% margin over the index. The applicable interest rate at December 31, 2022 was 8.5%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NCS Multistage Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NCS Multistage Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

March 7, 2023

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$16,234	$22,168
Accounts receivable—trade, net	27,846	24,392
Inventories, net	37,042	33,917
Prepaid expenses and other current assets	2,815	3,290
Other current receivables	3,726	4,726
Total current assets	87,663	88,493
Noncurrent assets
Property and equipment, net	23,316	24,708
Goodwill	15,222	15,222
Identifiable intangibles, net	5,076	5,744
Operating lease assets	4,515	4,809
Deposits and other assets	2,761	3,113
Deferred income taxes, net	46	236
Total noncurrent assets	50,936	53,832
Total assets	$138,599	$142,325
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,549	$7,502
Accrued expenses	4,391	6,323
Income taxes payable	468	294
Operating lease liabilities	1,274	1,556
Current maturities of long-term debt	1,489	1,483
Other current liabilities	2,522	2,660
Total current liabilities	17,693	19,818
Noncurrent liabilities
Long-term debt, less current maturities	6,437	6,335
Operating lease liabilities, long-term	3,680	3,779
Other long-term liabilities	1,328	1,612
Deferred income taxes, net	199	114
Total noncurrent liabilities	11,644	11,840
Total liabilities	29,337	31,658
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,434,809 shares issued and 2,408,474 shares outstanding at December 31, 2022 and 2,397,766 shares issued
and 2,380,374 shares outstanding at December 31, 2021	24	24
Additional paid-in capital	440,475	437,022
Accumulated other comprehensive loss	(85,617)	(82,094)
Retained deficit	(262,464)	(261,362)
Treasury stock, at cost; 26,335 shares at December 31, 2022 and 17,392 shares
at December 31, 2021	(1,389)	(1,006)
Total stockholders’ equity	91,029	92,584
Non-controlling interest	18,233	18,083
Total equity	109,262	110,667
Total liabilities and stockholders' equity	$138,599	$142,325

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenues
Product sales	$105,859	$83,223
Services	49,773	35,279
Total revenues	155,632	118,502
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	68,412	51,897
Cost of services, exclusive of depreciation and amortization expense shown below	26,816	18,130
Total cost of sales, exclusive of depreciation and amortization expense shown below	95,228	70,027
Selling, general and administrative expenses	58,338	49,094
Depreciation	3,650	3,832
Amortization	669	669
Loss from operations	(2,253)	(5,120)
Other income (expense)
Interest expense, net	(1,015)	(733)
Other income, net	2,950	2,054
Foreign currency exchange (loss) gain	(283)	283
Total other income	1,652	1,604
Loss before income tax	(601)	(3,516)
Income tax expense	351	263
Net loss	(952)	(3,779)
Net income attributable to non-controlling interest	150	955
Net loss attributable to NCS Multistage Holdings, Inc.	$(1,102)	$(4,734)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(0.45)	$(1.98)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(0.45)	$(1.98)
Weighted average common shares outstanding
Basic	2,432	2,396
Diluted	2,432	2,396

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(952)	$(3,779)
Foreign currency translation adjustments, net of tax of $0	(3,523)	(314)
Comprehensive loss	(4,475)	(4,093)
Comprehensive income attributable to non-controlling interest	150	955
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(4,625)	$(5,048)

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2020	—	$—	2,371,992	$24	$432,801	$(81,780)	$(256,628)	(12,074)	$(809)	$19,878	$113,486
Share-based compensation	—	—	—	—	4,221	—	—	—	—	—	4,221
Net (loss) income	—	—	—	—	—	—	(4,734)	—	—	955	(3,779)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,750)	(2,750)
Vesting of restricted stock	—	—	25,774	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(5,318)	(197)	—	(197)
Currency translation adjustment	—	—	—	—	—	(314)	—	—	—	—	(314)
Balances as of December 31, 2021	—	$—	2,397,766	$24	$437,022	$(82,094)	$(261,362)	(17,392)	$(1,006)	$18,083	$110,667
Share-based compensation	—	—	—	—	3,453	—	—	—	—	—	3,453
Net (loss) income	—	—	—	—	—	—	(1,102)	—	—	150	(952)
Vesting of restricted stock	—	—	37,043	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(8,943)	(383)	—	(383)
Currency translation adjustment	—	—	—	—	—	(3,523)	—	—	—	—	(3,523)
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(952)	$(3,779)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,319	4,501
Amortization of deferred loan cost	231	281
Write-off of deferred loan costs	196	—
Share-based compensation	6,039	6,621
Provision for inventory obsolescence	2,542	1,754
Deferred income tax expense	266	96
Gain on sale of property and equipment	(361)	(378)
Provision for doubtful accounts	(61)	(129)
Proceeds from note receivable	590	281
Changes in operating assets and liabilities:
Accounts receivable—trade	(4,860)	(2,558)
Inventories, net	(7,678)	(939)
Prepaid expenses and other assets	1,347	(437)
Accounts payable—trade	1,224	2,843
Accrued expenses	(1,777)	3,000
Other liabilities	(2,852)	(3,247)
Income taxes receivable/payable	364	3,673
Net cash (used in) provided by operating activities	(1,423)	11,583
Cash flows from investing activities
Purchases of property and equipment	(1,035)	(495)
Purchase and development of software and technology	(96)	(338)
Proceeds from sales of property and equipment	433	389
Net cash used in investing activities	(698)	(444)
Cash flows from financing activities
Payments on finance leases	(1,463)	(1,318)
Line of credit borrowings	11,780	360
Payments of line of credit borrowings	(11,724)	(360)
Treasury shares withheld	(383)	(197)
Distribution to non-controlling interest	—	(2,750)
Payment of deferred loan cost related to ABL facility	(952)	—
Net cash used in financing activities	(2,742)	(4,265)
Effect of exchange rate changes on cash and cash equivalents	(1,071)	(251)
Net change in cash and cash equivalents	(5,934)	6,623
Cash and cash equivalents beginning of period	22,168	15,545
Cash and cash equivalents end of period	$16,234	$22,168
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$557	$423
Cash paid for income taxes (net of refunds)	(303)	(3,528)
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	1,788	3,712
Assets obtained in exchange for new operating lease liabilities	1,450	2,000

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our” and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well construction, well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use both in onshore and offshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa, Oklahoma; Billings, Montana; Morgantown, West Virginia; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. We consolidate Repeat Precision, LLC (“Repeat Precision”), a 50% owned entity with operations in the United States and Mexico, because NCS has a controlling voting interest. The other party’s ownership is presented separately as a non-controlling interest. As a smaller reporting company (“SRC”), we applied certain reduced reporting requirements permitted by the Securities and Exchange Commission (“SEC”), including among other things, providing only two years of audited financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventories, estimates related to fair value of reporting units for purposes of assessing possible goodwill impairment, expected future cash flows from long lived assets to support impairment tests, share based compensation, amounts of deferred taxes and income tax contingencies. Actual results could materially differ from those estimates.

COVID-19 Pandemic Impacts

Coronavirus disease 2019 (“COVID-19”) caused unprecedented declines in economic activity, energy demand and oil and natural gas prices in 2020. The continuing impacts of the COVID-19 pandemic are contributing to occasional supply chain disruptions, particularly in China, and cost inflation, including labor cost inflation. As the impact of the pandemic continues to evolve, estimates and assumptions about future events and their efforts cannot be determined with certainty and therefore require judgment. To the extent actual results differ materially from those estimates and assumptions, our future financial statements could be affected.

Foreign Currency

Our functional currency is the United States dollar (“USD”). The financial position and results of operations of our significant foreign subsidiaries are generally measured using the local currency as the functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, revenues and expenses of our significant foreign subsidiaries have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the exchange rates on the balance sheet date. The resulting translation gain and loss adjustments have been recorded directly as a separate component of other comprehensive loss in the accompanying consolidated statements of comprehensive loss, and changes in stockholders’ equity.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NCS has elected to recognize shipping and handling costs when control of the product transfers to the customer. These costs, net of any customer paid freight, are included in cost of sales in our consolidated statements of operations.

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

Substantially all of our sales are to customers whose activities are directly or indirectly related to the oil and gas industry. We generally extend short-term credit to these customers and, therefore, collectability of receivables is affected by market conditions in the oil and gas industry. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade accounts receivables. Generally, no collateral is required as a condition of sale.

No single customer individually accounted for 10% or more of our consolidated revenue during 2022 or 2021, or comprised 10% or more of our trade accounts receivable balance as of December 31, 2022. One customer accounted for 11% of our trade accounts receivable balance as of December 31, 2021.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Trade and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments.

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of customer accounts by management. Such allowances are based upon several factors including, but not limited to credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. As of December 31, 2022, we have no amounts in our allowance for doubtful accounts. As of December 31, 2021, our allowance for doubtful accounts approximated $0.1 million.

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

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. There was no impairment of property and equipment and identifiable intangible assets during the years ended December 31, 2022 and 2021. See “Note 6. Property and Equipment” and “Note 7. Goodwill and Identifiable Intangibles” included herewith for further information.

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. If required, we typically perform an annual impairment test for goodwill using an assessment date in the fourth quarter of the fiscal year. Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units exceeds the related carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing this value with the carrying value of the reporting unit. Alternatively, we could bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. No impairment charge was recorded for the years ended December 31, 2022 and 2021. For additional information, see “Note 7. Goodwill and Identifiable Intangibles.”

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Costs incurred related to an acquisition or business combination, other than those associated with the issuance of debt or equity securities, are expensed as incurred. Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period with changes in fair value recognized in earnings until the contingent consideration is settled.

All identifiable intangibles with definite lives are amortized on a straight-line basis over the estimated useful life or term of related agreements. Certain costs incurred in the development of internal-use software applications are capitalized, while costs incurred outside of the software application development stage are expensed as incurred. The amounts capitalized are included in intangible assets, categorized as internally developed software, and are amortized on a straight-line basis over the estimated useful life of the software when ready for the intended use. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Leases

We determine if a contract contains a lease at the inception of an arrangement. If so, we record a right of use (“ROU”) asset representing the right to use an underlying asset for the lease term and a lease liability representing an obligation to make lease payments arising from the lease on the consolidated balance sheet.

We have operating and finance leases for facilities, vehicles, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from five to ten years with exercise of lease renewal options being at the sole discretion of NCS as lessee. Some leases may include an option to terminate the contract with notice. ROU assets and lease liabilities recorded pursuant to a lease agreement with a term exceeding 12 months are recognized at the lease commencement date based on the present value of lease payments over the lease term. To the extent our lease agreements do not provide an implicit interest rate, the current interest rate pursuant to our secured asset-based revolving credit facility (“ABL Facility”), adjusted on a monthly annual basis, is used as an incremental borrowing rate applied to the present value calculation at the lease commencement date unless the implicit rate is readily determinable. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Our lease agreements are from a lessee perspective and do not contain (i) any leases with variable lease payments (e.g., payments that depend on a percentage of sales of a lessee or payments that increase based upon an index such as a consumer price

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, we have no significant leases where we are the lessor, and we do not have any additional significant operating or finance leases that have not yet commenced which create significant rights or obligations for NCS. For additional information, see “Note 9. Debt” and “Note 14. Leases.”

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

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. To measure the grant-date fair value of share-based compensation, we use the market price of our common stock for equity-classified restricted stock units (“RSUs”) and equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), the Black-Scholes model for options and a Monte Carlo simulation for the performance stock unit awards (“PSUs”). We measure all share-based compensation awards at fair value on the date they are granted and recognize the compensation expense in the financial statements over the requisite period and record forfeitures as they occur. As the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period. The diluted income (loss) per share computation is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period, taking into effect, if any, shares that would be issuable upon the exercise of outstanding stock options and unvested RSUs and PSUs, reduced by the number of shares purchased by us at cost, when such amounts are dilutive to the income per share calculation.

Research and Development

Research and development costs are incurred both through the utilization of our employees to create and develop new ideas and products as well as through engaging third parties to perform development activities under our coordination and management. We incurred approximately $2.7 million and $2.1 million in research and development costs for the years ended December 31, 2022 and 2021, respectively. These costs are recorded in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations. Occasionally a customer may contract us to provide research and development of a product, for which we are compensated. We recognize the revenue when the project is completed and accepted by the customer, and record the corresponding research and development costs as cost of goods sold. In addition, customers may agree to fund certain research and development activities for which we retain the rights to intellectual property. We recorded, and subsequently received, customer reimbursable amounts of $1.7 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively, which are treated as a reduction of research and development costs included in SG&A expenses.

Recent Accounting Pronouncements

Pronouncement Adopted in 2022

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency of disclosure regarding government assistance including the types of assistance, an entity’s method of accounting for the assistance, and the effect of the assistance on an entity’s financial statements. This standard became effective for fiscal years beginning after December 15, 2021. We adopted ASU No. 2021-10 on a prospective basis on January 1, 2022, with no material impact on our consolidated financial statements.

Pronouncement Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective dates for certain accounting guidance. The effective date for ASU No. 2016-13 remained the same for public business entities that are SEC filers, except for entities who are deemed SRCs. The effective date for all other entities, including SRCs, begins during the first interim period of fiscal years beginning after December 15, 2022. NCS qualifies as an SRC. We have evaluated this guidance and determined the adoption on January 1, 2023 will not have a material impact on our consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. See “Note 17. Segment and Geographic Information” for our disaggregated revenue by geographic area.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our consolidated balance sheet.

The following table presents the current contract liabilities for the periods indicated (in thousands):

Balance at December 31, 2020	$51
Additions	1,056
Revenue recognized	(1,036)
Balance at December 31, 2021	$71
Additions	1,963
Revenue recognized	(1,983)
Balance at December 31, 2022	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of December 31, 2022 and 2021 is included in current liabilities on our consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was $2.0 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

Contracts with Multiple Performance Obligations

Substantially all of our product and services revenues are considered a single performance obligation. Our self-service product line, which is a small percentage of our revenue for the years ended December 31, 2022 and 2021 is comprised of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line are determined as (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

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

Note 4. Inventories, net

Inventories consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$2,135	$1,844
Work in process	38	14
Finished goods	34,869	32,059
Total inventories, net	$37,042	$33,917

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Other Current Receivables

Other current receivables consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Current income tax receivables	$1,868	$2,226
Employee receivables	354	238
Other receivables	1,504	2,262
Total other receivables, net	$3,726	$4,726

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The other receivables balance as of December 31, 2022 and 2021 includes the U.S. employee retention credit (“ERC”) claims we have filed but for which we have not yet received renumeration. The other receivables balance also includes $0.7 million for each year ended December 31, 2022 and 2021 associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC (“SOS”). See “Note 10. Commitments and Contingencies” for a discussion of both matters.

Note 6. Property and Equipment

Property and equipment by major asset class consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Land	$1,592	$1,701
Building and improvements	7,462	8,099
Machinery and equipment	18,156	18,152
Computers and software	2,107	2,256
Furniture and fixtures	748	1,037
Vehicles	262	313
Right of use assets - finance leases	11,231	10,228
Service equipment	57	244
	41,615	42,030
Less: Accumulated depreciation and amortization	(18,844)	(17,752)
	22,771	24,278
Construction in progress	545	430
Property and equipment, net	$23,316	$24,708

The following table presents the depreciation expense associated with the following income statement line items for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Cost of sales
Cost of product sales	$1,425	$1,399
Cost of services	547	691
Selling, general and administrative expenses	1,678	1,742
Total depreciation	$3,650	$3,832

The table above includes depreciation expense associated with finance leases for buildings as well as vehicles for our transportation fleet. See “Note 14. Leases.”

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the years ended December 31, 2022 and 2021, respectively, and accordingly no impairment loss was recorded.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	December 31,	December 31,
	2022	2021
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. If an impairment loss occurs, we separately disclose it in the consolidated statements of operations, as applicable. See “Note 2. Summary of Significant Accounting Policies - Impairments” for additional information.

As of December 31, 2022 and 2021, we elected to perform a qualitative assessment for Repeat Precision, our only reportable unit with goodwill, and determined the goodwill totaling $15.2 million has a fair value that exceeds its net carrying value. Therefore, no impairment has been recorded for the years ended December 31, 2022 and 2021, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		December 31, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(604)	$3,354
Customer relationships	10	4,100	(2,426)	1,674
Total amortizable intangible assets		$8,058	$(3,030)	$5,028
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,030)	$5,076

		December 31, 2021
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(346)	$3,612
Customer relationships	10	4,100	(2,016)	2,084
Total amortizable intangible assets		$8,058	$(2,362)	$5,696
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(2,362)	$5,744

We did not incur costs to renew or extend the term of acquired intangible assets during the years ended December 31, 2022 and 2021, respectively. Substantially all identifiable intangibles as of December 31, 2022 and 2021 are related to our Repeat Precision asset group.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment charges related to identifiable intangibles are included in “Impairments” in the consolidated statements of operations. See “Note 2. Summary of Significant Accounting Policies - Impairments” for additional information. There were no indicators of impairment identified during the years ended December 31, 2022 or 2021. Therefore, we did not record any impairment charges related to our identifiable intangibles for the years ended December 31, 2022 or 2021, respectively.

Total amortization expense, which is associated with SG&A expenses on the consolidated statements of operations, was $0.7 million for each of the years ended December 31, 2022 and 2021, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total weighted average amortization period for intangible assets is 13 years and estimated future amortization expense by year is as follows (in thousands):

2023	$669
2024	669
2025	669
2026	669
2027	292
Thereafter	2,060
Total	$5,028

Note 8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Accrued payroll and bonus	$3,227	$4,208
Property and franchise taxes accrual	340	550
Accrued other miscellaneous liabilities	824	1,565
	$4,391	$6,323

Note 9. Debt

Our long-term debt consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Prior Senior Secured Credit Facility	$—	$—
ABL Facility	—	—
Repeat Precision Promissory Note	56	—
Finance leases	7,870	7,818
Total debt	7,926	7,818
Less: current portion	(1,489)	(1,483)
Long-term debt	$6,437	$6,335

The estimated fair value of total debt for the years ended December 31, 2022 and 2021 was $6.8 million and $7.5 million, respectively. At December 31, 2022, the fair value of the Repeat Precision Promissory Note (as defined below) approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

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

On August 6, 2020, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “2020 Amendment”; the 2019 Credit Agreement, as amended by the 2020 Amendment, the “Prior Amended Credit Agreement”) with the Borrowers, Pioneer Intermediate, Inc., certain subsidiaries of the Borrowers, the lenders party thereto, the Prior U.S. Agent and the Prior Canadian Agent. The facility provided pursuant to the Prior Amended Credit Agreement is referred to herein as the “Prior Senior Secured Credit Facility.”

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Prior Senior Secured Credit Facility consisted of a senior secured revolving credit facility in an aggregate principal amount of $25.0 million made available to Pioneer. NCS Canada could borrow under the Prior Senior Secured Credit Facility, subject to a $15.0 million sublimit. Total borrowings available to the Borrowers under the Prior Senior Secured Credit Facility were limited subject to a borrowing base calculated on eligible receivables, which did not include receivables at Repeat Precision. As of December 31, 2021, we had no outstanding indebtedness under the Prior Senior Secured Credit Facility, and we utilized letter of credit commitments of less than $0.1 million.

Borrowings under the Prior Senior Secured Credit Facility could be made in USD for Adjusted Base Rate Advances, and in USD, Canadian dollars or Euros for Eurocurrency Rate Advances (each as defined in the Prior Amended Credit Agreement). Such advances bore interest at the Adjusted Base Rate or at the Eurocurrency Rate (each as defined in the Prior Amended Credit Agreement) plus an applicable interest margin between 2.75% and 3.75%, depending on our leverage ratio. We incurred interest expense related to the Prior Senior Secured Credit Facility, including commitment fees, of $47 thousand and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

We capitalized direct costs of $1.2 million in connection with the Prior Amended Credit Agreement, which we amortized over the term of the Prior Senior Secured Credit Facility using the straight-line method.

Concurrent with our entry into a replacement asset-based revolving credit facility on May 3, 2022, as further discussed below, the Prior Senior Secured Credit Facility and the Prior Amended Credit Agreement were terminated. Of the unamortized remaining deferred loan costs associated with the Prior Senior Secured Credit Facility totaling $0.3 million, we charged $0.2 million to interest expense, net during the second quarter of 2022, associated with the members of the lender group who did not continue with the new facility, and deferred $0.1 million, along with new deferred loan costs associated with the replacement facility, to be amortized over the term of the new facility.

ABL Facility

On May 3, 2022, we entered into a new ABL Facility under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCSH, Pioneer, NCS Multistage, LLC, NCS Canada, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”).

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our borrowing base under the ABL Facility at December 31, 2022 was $18.6 million. The ABL Facility will mature on May 3, 2027. As of December 31, 2022, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at December 31, 2022 was 6.8%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.1 million for the year ended December 31, 2022.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of December 31, 2022, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million was included in interest expense, net for the year ended December 31, 2022.

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note for an aggregate borrowing capacity of $4.3 million with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note was originally scheduled to mature on February 11, 2023, but has since been extended to August 10, 2024. The note bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at December 31, 2022 was 8.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of December 31, 2022, Repeat Precision had $56 thousand of outstanding indebtedness under the note. There was no outstanding indebtedness under the Repeat Precision Promissory Note at December 31, 2021. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and its subsidiary and is not guaranteed by any other NCS entity.

Finance Leases

We lease assets under finance lease arrangements including an office and laboratory in Tulsa, Oklahoma, as well as facilities in Odessa, Texas. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light vehicles and trucks that meet the finance lease criteria. See “Note 14. Leases” for additional information.

Note 10. Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

In connection with our patent infringement jury verdict against Nine Energy Services, Inc. (“Nine”), the Western District of Texas, Waco Division (“Waco District Court”) entered final judgment in June 2022, and awarded NCS approximately $0.5 million in damages for Nine’s infringement of U.S. Patent No. 10,465,445 (“the ’445 Patent”). At a hearing in December 2022, the Waco District Court announced it would be awarding hundreds of thousands of dollars in supplemental damages, interest, and costs and ordered Nine to pay an ongoing royalty for the sale of infringing casing flotation devices for the life of the ’445 Patent. In addition, in August 2022 in connection with our patent infringement jury verdict against TCO AS, the jury awarded NCS approximately $1.9 million in damages for TCO AS’s infringement of the ’445 Patent. Once the Waco District Court enters final judgment in that case, NCS will seek an award of ongoing royalties for TCO AS’s continued post-judgment infringement, supplemental damages, interest, and costs. Both of these cases remain subject to appeal. Therefore, we have not recorded any potential gain contingencies associated with these matters in the accompanying consolidated statements of operations.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technical Services and Assistance Agreement

We entered into a technical services and assistance agreement with SOS, which is effective until the expiration of a specified contract between SOS and a third party or the expiration of other contracts entered into subsequent to the specified contract. Pursuant to the agreement, NCS provides chemical tracers and radioactive isotopes at a stated contract price with revenue recognized on the delivery of these materials when performance obligations are met. In addition, we provide technical support, training, literature and further technical back up to SOS pursuant to a collaborative arrangement. In consideration of these technical services, SOS shares the net profit or loss, excluding certain non-cash items, arising out of the specified contractual arrangement equally with NCS at the end of each year. The net profit or loss is calculated based on total revenues less expenses per year with SOS deducting a 10% withholding tax on any profit payable to NCS. All assets of the contractual arrangement are owned by SOS. The amount of profit sharing is determined at the end of the performance year, subject to an annual audit which is typically completed during the first quarter of the succeeding year. However, at the end of the performance period as of December 31, when the amount of the profit sharing is probable and reasonably estimable, we record a receivable related to this profit sharing provision, which totaled $0.7 million, subject to withholding tax of $0.1 million for each of the years ended December 31, 2022 and 2021. A portion of the profit sharing income is allocated to tracer diagnostics services based upon the ratio of the standalone fair market value of the tracer materials and profit sharing elements of the contractual arrangement. For the years ended December 31, 2022 and 2021, we have recorded tracer diagnostics services revenue of $1.2 million and $0.9 million, respectively, and other income, net totaling $0.7 million and $0.5 million, respectively, related to this agreement in the consolidated statements of operations. We collected the receivable related to 2021 in May 2022 and expect to collect the receivable related to 2022 during the second quarter of 2023.

Employee Retention Credit

A series of legislation was enacted in the United States during 2020 and 2021 in response to the COVID-19 pandemic that provided financial relief for individuals and businesses impacted by government-mandated shutdowns or work stoppages or other losses suffered by employers due to year-over-year revenue declines of at least 50%. The laws enacted refined the definition of small business employers to those who had fewer than 500 employees during 2019, and provided that qualified employers could (i) claim a refundable tax credit up to 70% of $10 thousand in eligible wages per U.S. employee, or a maximum benefit of $7 thousand per employee per quarter, for the first, second and third quarters of 2021 and (ii) qualify for expanded credits available for fiscal 2020. The ERC credits reduced the employer’s portion of social security tax and permitted the deferral of the payment of certain employer payroll taxes incurred in 2020 until December 2021 and 2022.

We evaluated our eligibility for the ERC and determined that we were eligible for refundable tax credits totaling $3.2 million for the year ended December 31, 2021, of which $0.9 million was included in cost of sales and $2.3 million was included in general and administrative expenses in the accompanying consolidated statements of operations. The refundable tax credits included $0.5 million pertaining to Repeat Precision. Of the aggregate credits claimed during 2021, we received $2.1 million in 2021 and $0.2 million in 2022. We have included $0.9 million and $1.1 million, respectively, in other current receivables on our consolidated balance sheets as of December 31, 2022 and 2021. See “Note 5. Other Current Receivables.” All deferred employer payroll tax from 2020 has been timely remitted as of December 2022, as required.

Note 11. Stockholders’ Equity

Authorized and Outstanding Shares

At December 31, 2022 and 2021, we had 11,250,000 shares of common stock authorized to be issued. At December 31, 2022 and 2021, 2,408,474 and 2,380,374 shares of common stock were outstanding, respectively. At December 31, 2022 and 2021, the number of our authorized shares of preferred stock included 10,000,000 shares, with none outstanding.

Voting

The holders of common stock are entitled to one vote for each share of common stock held.

Dividends

The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board, to the extent permitted under the ABL Facility. No dividends were declared during the years ended December 31, 2022 and December 31, 2021.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Share-Based Compensation

Equity Incentive Plan

We maintain an equity incentive plan for the benefit of our employees, directors and other service providers: our 2017 Equity Incentive Plan (the “2017 Plan”). Our previous equity incentive plan, the 2012 Equity Incentive Plan (the “2012 Plan”), terminated on December 20, 2022, provided that any outstanding awards remain outstanding in accordance with the terms of the applicable award agreement. As of December 31, 2022, there remain 6,219 options outstanding, all of which are exercisable pursuant to the 2012 Plan.

The 2017 Plan provides for awards of stock options, stock appreciation rights, restricted stock awards, RSUs, stock awards and performance awards. Awards under the 2017 Plan may be granted to any employee, non-employee director, consultant or other personal service provider of NCS. The 2017 Plan is administered by a plan administrator, which is the Compensation, Nominating and Governance Committee or such other committee of the Board or the Board as a whole, in each case as determined by the Board. The 2017 Plan was initially established with the authorization for grants of up to 226,626 shares of authorized but unissued shares of common stock. During 2020, NCS increased the number of authorized shares by 325,000 shares of common stock, which increased the maximum aggregate number of shares available to be issued under the 2017 Plan to 551,626 shares. As of December 31, 2022, the total number of shares available for future issuance under the 2017 Plan is 243,354 shares.

Restricted Stock Units

In 2017, we began granting RSUs. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. Beginning in 2019, the RSUs granted to the members of our Board generally vest on the one year anniversary of the grant date and settle either at vesting or, if the director has elected to defer the RSUs, the earlier of the termination of the director’s service for any reason or a change of control.

The following table summarizes RSU activity during the year ended December 31, 2022:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	76,923	$47.61
Granted	89,669	39.69
Vested (including 11,151 shares that have not been released)	(45,991)	53.83
Forfeited	(1,888)	41.18
Non-vested at December 31, 2022	118,713	$39.32

The total value of RSUs that vested and released was $1.6 million and $1.0 million during the years ended December 31, 2022 and 2021. For 2022 and 2021, the income tax benefit recognized for RSUs was $0.3 million and $0.2 million, respectively. As of December 31, 2022, there was $2.9 million of total unrecognized compensation cost related to RSUs, which we expect to recognize over a weighted average period of two years.

Equivalent Stock Unit Awards

In 2019, we began granting ESUs. When the ESUs are granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. As the ESUs are settled in cash, we record a liability which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs will generally vest and settle ratably in three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes ESU activity during the year ended December 31, 2022:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	132,576	$31.77
Granted	67,297	39.41
Vested	(61,309)	35.09
Forfeited	(2,708)	35.31
Non-vested at December 31, 2022	135,856	$33.98

During the years ended December 31, 2022 and 2021, we paid $2.6 million and $1.8 million, respectively, upon settlement of the ESUs. As of December 31, 2022, the total liability for ESUs was $1.5 million.

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

The PSUs grant date fair values in 2022 and 2021 were measured using a Monte Carlo simulation with the following assumptions and the resulting weighted-average grant date fair value per share:

	November 2022	March 2022	February 2021
Grant date	November 1, 2022	March 2, 2022	February 28, 2021
Performance period	January 1, 2023 to December 31, 2025	January 1, 2022 to December 31, 2024	January 1, 2021 to December 31, 2023
Volatility	95.6%	102.1%	103.5%
Risk-free interest rate	4.4%	1.6%	0.3%
Expected dividends	—%	—%	—%
Grant date price	$30.50	$42.90	$38.50
Weighted-average fair value per share	$49.52	$71.28	$66.14

The following table summarizes PSU activity during the year ended December 31, 2022:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	68,810	$36.07
Granted	40,677	58.86
Vested	—	—
Forfeited	(51,806)	26.20
Non-vested at December 31, 2022	57,681	$61.00

As of December 31, 2022, there was $2.4 million of total unrecognized compensation cost related to PSUs, which we expect to recognize over a weighted average period of two years.

Stock Options

Stock options granted under the 2012 Plan and the 2017 Plan generally vested annually in equal increments over three or five years and have a 10-year term. We estimated the fair value of each option grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model required estimates of key assumptions based on both historical information and management

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgment regarding market factors and trends. Determining the appropriate fair value model and calculating the fair value of options required the input of highly subjective assumptions, including the expected volatility of the price of our stock, the risk-free rate, the expected term of the options and the expected dividend yield of our common stock. These estimates involved inherent uncertainties and the application of management’s judgment. If factors changed and different assumptions were used, our share-based compensation expense could have been materially different.

When we were a private company, we issued certain stock options that were to vest only in connection with a change of control (the “Liquidity Options”), which were amended to vest in three equal installments when we completed our initial public offering during the second quarter of 2017. All outstanding stock options were fully vested as of December 31, 2021. Therefore, no compensation cost has been recognized related to stock options for the year ended December 31, 2022.

The following table summarizes stock option activity during the year ended December 31, 2022:

2012 Equity Plan and 2017 Equity Plan	Service Based Options	Liquidity Options	Total Options	Service Based Weighted Average Exercise Price	Liquidity Based Weighted Average Exercise Price	Service Based Weighted Average Remaining Contractual Life (Years)	Liquidity Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	39,234	58,582	97,816	$123.74	$121.07	1.12	1.07
Expired during the year	(36,385)	(54,580)	(90,965)	117.57	117.60
Outstanding at December 31, 2022	2,849	4,002	6,851	$202.62	$168.43	1.98	1.47
Exercisable as of December 31, 2022	2,849	4,002	6,851	$202.62	$168.43	1.98	1.47

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in the money options. As of December 31, 2022, we had no outstanding in the money options and no outstanding and exercisable aggregate intrinsic values. No options were exercised during the years ended December 31, 2022 and 2021.

Total Share Based Compensation Expense

The following table summarizes share-based compensation expense recognized in SG&A expense in our consolidated statements of operations and our related tax benefit for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Year Ended December 31,
	2022	2021
Restricted stock units	$2,205	$2,605
Equivalent stock units	2,586	2,400
Performance stock unit awards	1,248	1,610
Stock options	—	6
Total share-based compensation expense	$6,039	$6,621
Related income tax benefit	$802	$572

Note 13. Employee Benefit Plan

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

Our contributions to all of these benefit plans were $1.0 million and $53 thousand, for the years ended December 31, 2022 and 2021, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Leases

Supplemental balance sheet information related to leases are as follows (in thousands):

		December 31,	December 31,
Leases	Consolidated Balance Sheet Classification	2022	2021
Assets
Operating (1)	Operating lease assets	$4,515	$4,809
Finance (2)	Property and equipment, net	7,771	7,690
Total leased right-of-use assets		$12,286	$12,499

Liabilities
Current
Operating (1)	Operating lease liabilities	$1,274	$1,556
Finance	Current maturities of long-term debt	1,433	1,483

Noncurrent
Operating (1)	Operating lease liabilities, long-term	3,680	3,779
Finance	Long-term debt, less current maturities	6,437	6,335
Total lease liabilities		$12,824	$13,153

_______________

(1)During the year ended December 31, 2022, we entered into three operating leases and renewed four others for our facilities in various locations. We recorded long-term ROU assets totaling approximately $1.4 million and corresponding operating lease liabilities. The leases have renewal terms from three to approximately six years.

(2)Finance lease right-of-use assets are recorded net of accumulated amortization of $3.5 million and $2.5 million as of December 31, 2022 and 2021, respectively.

The components of lease expense are as follows (in thousands):

		Year Ended December 31,
Lease Cost	Consolidated Statements of Operations Classification	2022	2021
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$1,531	$1,461
Interest on lease liabilities	Interest expense, net	364	327
Operating lease cost	Cost of sales; Selling, general and administrative expenses	1,497	1,832
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	896	1,138
Total lease cost		$4,288	$4,758

Total operating lease expense included in the consolidated statements of operations was $2.4 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.

Supplemental cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Disclosures	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,706	$2,340
Operating cash flows from finance leases	364	327
Return of vehicles under finance lease	(142)	(187)

	December 31,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years):
Operating leases	3.6	4.3
Finance leases	6.1	7.0
Weighted-average discount rate:
Operating leases	4.5%	4.7%
Finance leases	4.5%	4.6%

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$1,463	$1,830
2024	1,375	1,557
2025	1,148	1,524
2026	919	1,231
2027	462	822
Thereafter	46	2,244
Total lease payments	$5,413	$9,208
Less: interest	(459)	(1,338)
Present value of lease liabilities	$4,954	$7,870

Note 15. Income Taxes

The provision (benefit) from income taxes consists of the following for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Current tax expense (benefit)
U.S. Federal	$(291)	$37
State	116	(63)
Foreign	260	193
Total current	85	167
Deferred tax expense
U.S. Federal	$—	$—
State	—	—
Foreign	266	96
Total deferred	266	96
Total income taxes	$351	$263

The following is the domestic and foreign components of our (loss) income before income taxes for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
U.S. Federal	$(1,127)	$(9,775)
Foreign	526	6,259
Loss before income tax	$(601)	$(3,516)

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Income tax at federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Foreign taxes on U.S. income	(7.4)%	(2.3)%
Non-controlling interest gain/losses	(53.3)%	(0.3)%
U.S. tax on foreign earnings	—%	0.1%
Nondeductible expenses	(32.1)%	(8.4)%
Deductible foreign taxes	36.3%	4.2%
Non U.S. income taxed at different rates	(18.3)%	(4.0)%
Research and other tax credits	57.8%	6.3%
Effect of rate change on deferred tax	(2.8)%	(1.8)%
Stock-based compensation	(656.7)%	(29.7)%
State taxes	(104.1)%	(1.4)%
Change in valuation allowance	675.5%	(3.4)%
Other	25.7%	12.2%
Income tax	(58.4)%	(7.5)%

We recorded a tax expense of $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, our effective tax rates were (58.4)% and (7.5)%, respectively.

Included in tax expense (benefit) for the year ended December 31, 2022 was a benefit of $(4.1) million related to changes in valuation allowance on deferred tax assets not expected to be realized, an expense of $0.4 million related to stock awards, a benefit of $(0.1) million related to the effects of taxes on foreign operations, and an expense of $0.6 million related to state taxes.

Included in tax expense (benefit) for the year ended December 31, 2021, was an expense of $1.0 million for tax effects of stock awards and a benefit of $(0.2) million related to effects of taxes on foreign operations.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Accruals not currently deductible	$3,165	$6,902
Depreciation and amortization	9,593	10,787
Tax loss carryforward	3,775	2,329
Other	1,799	2,456
	18,332	22,474
Valuation allowance for deferred tax assets	(18,288)	(22,198)
Total deferred tax assets	44	276
Deferred tax liabilities
Foreign currency translation	(148)	(120)
Other	(49)	(34)
Total deferred tax liabilities	(197)	(154)
Net deferred tax assets (liabilities)	$(153)	$122

The above are included in the accompanying consolidated balance sheet as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets—noncurrent	$46	$236
Deferred income tax liabilities—noncurrent	(199)	(114)
	$(153)	$122

A valuation allowance has been provided for $15.4 million and $20.6 million against U.S. deferred tax assets as of December 31, 2022 and 2021, respectively. Also, a valuation allowance has been provided for $2.3 million and $1.3 million against

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canadian deferred tax assets as of December 31, 2022 and 2021, respectively. We believe we have not met the more likely than not condition of realizing the benefits of these assets based on management’s position regarding the existence of sufficient projected taxable income of the appropriate character.

As of December 31, 2022 and 2021, there were no material amounts that had been accrued with respect to uncertain tax positions. We believe that there are no tax positions taken or expected to be taken as of December 31, 2022 and 2021 that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. We file income tax returns in the United States, Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2019 and subsequent years remain open for examination and our Canadian income tax returns for 2017 and subsequent years remain open for examination.

Note 16. Loss Per Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per share from net loss (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Numerator
Net loss	$(952)	$(3,779)
Less: income attributable to non-controlling interest	150	955
Net loss attributable to NCS Multistage Holdings, Inc.	$(1,102)	$(4,734)

Denominator
Basic weighted average number of shares	2,432	2,396
Dilutive effect of other equity awards	—	—
Diluted weighted average number of shares	2,432	2,396

Loss per common share
Basic	$(0.45)	$(1.98)
Diluted	$(0.45)	$(1.98)

Potentially dilutive securities excluded as anti-dilutive	194	239

Note 17. Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by country for 2022 and 2021 is attributed based on the current billing address of the customer. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2022	2021
United States
Product sales	$34,009	$26,285
Services	12,228	8,870
Total United States	46,237	35,155
Canada
Product sales	71,176	53,401
Services	29,695	19,682
Total Canada	100,871	73,083
Other Countries
Product sales	674	3,537
Services	7,850	6,727
Total Other Countries	8,524	10,264
Total
Product sales	105,859	83,223
Services	49,773	35,279
Total revenues	$155,632	$118,502

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets) by geographic area (in thousands):

	December 31,	December 31,
	2022	2021
United States	$16,861	$17,835
Canada	9,265	9,604
Other Countries	1,705	2,078
	$27,831	$29,517

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2022.

In addition, since we are a non-accelerated filer, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting as long as we remain a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item will be included in the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2023 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information relating to the number of shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2022, including the 2017 Plan, the 2012 Plan, and the Employee Stock Purchase Plan (the “ESPP”):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans
Approved by stockholders	213,475	$182.65	329,770
Not approved by stockholders	—	$—	—

________________

(1)Includes common stock underlying shares to be issued in connection with vested RSUs subject to delayed settlement. Also, includes common stock underlying outstanding PSUs, stock options and RSUs. The number of shares subject to outstanding PSUs is based on the target number of shares subject to each award, but the number of shares issued could be higher if performance metrics are met.

(2)RSUs and PSUs are excluded when determining the weighted-average exercise price.

(3)Includes 86,416 shares remaining available for issuance under the ESPP, which was suspended for future offering periods beginning on July 1, 2019.

The other information required by this Item will be included in the Company’s 2023 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2023 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s 2023 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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
	2.1

Agreement and Plan of Merger by and among Spectrum Tracer Services, LLC, NCS Multistage Holdings, Inc., Pioneer Investment, Inc., Spartan Merger Sub, LLC and STSR LLC, dated as of August 30, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2017).

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

	10.3

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

†	10.5	NCS Multistage Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 001-38071) filed on April 21, 2020).
†	10.6

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

First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2018).

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

First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2018).

†	10.13

Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 6, 2019).

†	10.14

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2019).

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

Form of Equivalent Stock Unit Award Agreement under the 2017 Equity Incentive Plan for executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2019).

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

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Robert Nipper, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2017).

†	10.23

Employment Agreement between NCS Multistage Holdings, Inc. and Michael Morrison, dated as of October 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2022).

†	10.24

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of July 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2022).

†	10.25

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of August 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2017).

†	10.26

Employment Agreement between NCS Multistage Holdings, Inc. and James King, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 8, 2021).

†	10.27

Employment Agreement between NCS Multistage Holdings, Inc. and Ori Lev, dated as of October 27, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 8, 2021).

†	10.28	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).
	10.29

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

Date: March 7, 2023	NCS Multistage Holdings, Inc.

	By:	/s/ Michael Morrison
Michael Morrison
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2023.

Signature	Title
/s/ Ryan Hummer	Chief Executive Officer and Director
Ryan Hummer	(Principal Executive Officer)

/s/ Michael Morrison	Chief Financial Officer and Treasurer
Michael Morrison	(Principal Financial Officer)

/s/ Lori Cole	Vice President, Finance
Lori Cole	(Principal Accounting Officer)

/s/ Michael McShane	Chairman
Michael McShane

/s/ John Deane	Director
John Deane

/s/ Matthew Fitzgerald	Director
Matthew Fitzgerald

/s/ Gurinder Grewal	Director
Gurinder Grewal

/s/ David McKenna	Director
David McKenna

/s/ Valerie Mitchell	Director
Valerie Mitchell

/s/ Robert Nipper	Director
Robert Nipper

/s/ W. Matt Ralls	Director
W. Matt Ralls

/s/ Marty Stromquist	Director
Marty Stromquist