Form 10-Q
period 2023-03-31
NCS Multistage Holdings, Inc.
filed 2023-05-09
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 2,438,877 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$13,633	$16,234
Accounts receivable—trade, net	29,722	27,846
Inventories, net	40,572	37,042
Prepaid expenses and other current assets	2,095	2,815
Other current receivables	5,144	3,726
Total current assets	91,166	87,663
Noncurrent assets
Property and equipment, net	23,679	23,316
Goodwill	15,222	15,222
Identifiable intangibles, net	4,909	5,076
Operating lease assets	4,246	4,515
Deposits and other assets	2,218	2,761
Deferred income taxes, net	46	46
Total noncurrent assets	50,320	50,936
Total assets	$141,486	$138,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,910	$7,549
Accrued expenses	4,670	4,391
Income taxes payable	396	468
Operating lease liabilities	1,273	1,274
Current maturities of long-term debt	1,832	1,489
Other current liabilities	1,605	2,522
Total current liabilities	17,686	17,693
Noncurrent liabilities
Long-term debt, less current maturities	6,561	6,437
Operating lease liabilities, long-term	3,391	3,680
Accrual for legal contingencies	17,514	—
Other long-term liabilities	1,325	1,328
Deferred income taxes, net	193	199
Total noncurrent liabilities	28,984	11,644
Total liabilities	46,670	29,337
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,476,298 shares issued and 2,438,877 shares outstanding at March 31, 2023 and 2,434,809 shares issued
and 2,408,474 shares outstanding at December 31, 2022	25	24
Additional paid-in capital	441,387	440,475
Accumulated other comprehensive loss	(85,716)	(85,617)
Retained deficit	(277,433)	(262,464)
Treasury stock, at cost, 37,421 shares at March 31, 2023 and 26,335 shares
at December 31, 2022	(1,653)	(1,389)
Total stockholders' equity	76,610	91,029
Non-controlling interest	18,206	18,233
Total equity	94,816	109,262
Total liabilities and stockholders' equity	$141,486	$138,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Product sales	$31,430	$26,213
Services	12,124	12,899
Total revenues	43,554	39,112
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	18,833	17,757
Cost of services, exclusive of depreciation and amortization expense shown below	6,180	6,446
Total cost of sales, exclusive of depreciation and amortization expense shown below	25,013	24,203
Selling, general and administrative expenses	16,151	16,024
Depreciation	943	921
Amortization	167	167
Income (loss) from operations	1,280	(2,203)
Other income (expense)
Interest expense, net	(209)	(183)
Provision for litigation	(17,514)	—
Other income, net	292	379
Foreign currency exchange gain, net	55	256
Total other (expense) income	(17,376)	452
Loss before income tax	(16,096)	(1,751)
Income tax benefit	(1,100)	(22)
Net loss	(14,996)	(1,729)
Net loss attributable to non-controlling interest	(27)	(194)
Net loss attributable to NCS Multistage Holdings, Inc.	$(14,969)	$(1,535)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(6.10)	$(0.64)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(6.10)	$(0.64)
Weighted average common shares outstanding
Basic	2,452	2,414
Diluted	2,452	2,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(14,996)	$(1,729)
Foreign currency translation adjustments, net of tax of $0	(99)	541
Comprehensive loss	(15,095)	(1,188)
Less: Comprehensive loss attributable to non-controlling interest	(27)	(194)
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(15,068)	$(994)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	913	—	—	—	—	—	913
Net loss	—	—	—	—	—	—	(14,969)	—	—	(27)	(14,996)
Vesting of restricted stock	—	—	41,489	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(11,086)	(264)	—	(264)
Currency translation adjustment	—	—	—	—	—	(99)	—	—	—	—	(99)
Balances as of March 31, 2023	—	$—	2,476,298	$25	$441,387	$(85,716)	$(277,433)	(37,421)	$(1,653)	$18,206	$94,816

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2021	—	$—	2,397,766	$24	$437,022	$(82,094)	$(261,362)	(17,392)	$(1,006)	$18,083	$110,667
Share-based compensation	—	—	—	—	805	—	—	—	—	—	805
Net loss	—	—	—	—	—	—	(1,535)	—	—	(194)	(1,729)
Vesting of restricted stock	—	—	34,066	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(8,694)	(372)	—	(372)
Currency translation adjustment	—	—	—	—	—	541	—	—	—	—	541
Balances as of March 31, 2022	—	$—	2,431,832	$24	$437,827	$(81,553)	$(262,897)	(26,086)	$(1,378)	$17,889	$109,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,996)	$(1,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,110	1,088
Amortization of deferred loan costs	51	70
Share-based compensation	1,265	2,236
Provision for inventory obsolescence	104	591
Deferred income tax expense	23	27
Gain on sale of property and equipment	(83)	(2)
Provision for litigation	17,514	—
Proceeds from note receivable	229	138
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,617)	(3,695)
Inventories, net	(3,786)	(1,012)
Prepaid expenses and other assets	933	1,088
Accounts payable—trade	338	448
Accrued expenses	274	(2,498)
Other liabilities	(1,731)	(2,929)
Income taxes receivable/payable	(1,179)	81
Net cash used in operating activities	(1,551)	(6,098)
Cash flows from investing activities
Purchases of property and equipment	(503)	(194)
Purchase and development of software and technology	(61)	(33)
Proceeds from sales of property and equipment	84	82
Net cash used in investing activities	(480)	(145)
Cash flows from financing activities
Payments on finance leases	(387)	(337)
Line of credit borrowings	3,581	3,221
Payments of line of credit borrowings	(3,349)	(2,918)
Treasury shares withheld	(264)	(372)
Net cash used in financing activities	(419)	(406)
Effect of exchange rate changes on cash and cash equivalents	(151)	10
Net change in cash and cash equivalents	(2,601)	(6,639)
Cash and cash equivalents beginning of period	16,234	22,168
Cash and cash equivalents end of period	$13,633	$15,529
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$629	$214
Assets obtained in exchange for new operating lease liabilities	$38	$217

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

Basis of Presentation

Our accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). We consolidate Repeat Precision, LLC and its subsidiary (“Repeat Precision”), a 50% owned entity, with operations in the United States and Mexico, because NCS has a controlling voting interest. The other party’s ownership is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Significant Accounting Policies

Our significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in our Annual Report.

Recent Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective dates for certain accounting guidance. The effective date of ASU No. 2016-13 remained the same for public business entities that are SEC filers, except for entities who are deemed smaller reporting companies (“SRC”). The effective date for SRCs began during the first interim period of fiscal years after December 15, 2022. NCS qualifies as an SRC. We adopted ASU No. 2016-13 on January 1, 2023, with no material impact on our condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2023	2022
United States
Product sales	$8,060	$7,161
Services	3,259	1,917
Total United States	11,319	9,078
Canada
Product sales	22,561	19,052
Services	8,110	9,477
Total Canada	30,671	28,529
Other Countries
Product sales	809	—
Services	755	1,505
Total Other Countries	1,564	1,505
Total
Product sales	31,430	26,213
Services	12,124	12,899
Total revenues	$43,554	$39,112

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table presents the current contract liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

Balance at December 31, 2022	$51
Additions	—
Revenue recognized	—
Balance at March 31, 2023	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of March 31, 2023 and December 31, 2022 is included in current liabilities on the condensed consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. There was no revenue recognized from the contract liability balance for the three months ended March 31, 2023. Revenue recognized from the contract liability balance was $1.1 million for the three months ended March 31, 2022.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$2,452	$2,135
Work in process	22	38
Finished goods	38,098	34,869
Total inventories, net	$40,572	$37,042

Note 4.  Other Current Receivables

Other current receivables consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Current income tax receivables	$2,969	$1,868
Employee receivables	264	354
Other receivables	1,911	1,504
Total other current receivables	$5,144	$3,726

Employee receivables relate primarily to amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The other receivables balance as of March 31, 2023 and December 31, 2022 includes the U.S. employee retention credit (“ERC”) claims totaling $0.9 million for which we have filed but have not yet received renumeration, as well as $0.7 million associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC, each of which is more fully described in our Annual Report.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Land	$1,597	$1,592
Building and improvements	7,511	7,462
Machinery and equipment	18,375	18,156
Computers and software	2,170	2,107
Furniture and fixtures	753	748
Vehicles	270	262
Right of use assets - finance leases	11,764	11,231
Service equipment	57	57
	42,497	41,615
Less: Accumulated depreciation and amortization	(19,706)	(18,844)
	22,791	22,771
Construction in progress	888	545
Property and equipment, net	$23,679	$23,316

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of sales
Cost of product sales	$362	$350
Cost of services	154	147
Selling, general and administrative expenses	427	424
Total depreciation	$943	$921

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three months ended March 31, 2023 and 2022, respectively, and accordingly no impairment loss has been recorded.

Note 6.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of March 31, 2023 and 2022, we did not identify any triggering events that would indicate potential impairment of goodwill. Therefore, no impairment has been recorded for the three months ended March 31, 2023 and 2022, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2023
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(669)	$3,289
Customer relationships	10	4,100	(2,528)	1,572
Total amortizable intangible assets		$8,058	$(3,197)	$4,861
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,197)	$4,909

		December 31, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(604)	$3,354
Customer relationships	10	4,100	(2,426)	1,674
Total amortizable intangible assets		$8,058	$(3,030)	$5,028
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,030)	$5,076

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended March 31, 2023 and 2022.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no indicators of impairment identified during the three months ended March 31, 2023 or 2022. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three months ended March 31, 2023 and 2022.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and bonus	$3,167	$3,227
Property and franchise taxes accrual	347	340
Accrued other miscellaneous liabilities	1,156	824
Total accrued expenses	$4,670	$4,391

Note 8.  Debt

Our long-term debt consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
ABL Facility	$—	$—
Repeat Precision Promissory Note	289	56
Finance leases	8,104	7,870
Total debt	8,393	7,926
Less: current portion	(1,832)	(1,489)
Long-term debt	$6,561	$6,437

The estimated fair value of total debt as of March 31, 2023 and December 31, 2022 was $7.2 million and $6.8 million, respectively. The fair value of the Repeat Precision Promissory Note (as defined below) approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

ABL Facility

On May 3, 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc. (“Pioneer”), NCS Multistage, LLC, NCS Multistage Inc. (“NCS Canada”), the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). As described in our Annual Report, the Credit Agreement replaced our prior ABL facility, which was outstanding during the three months ended March 31, 2022.

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our available borrowing base under the ABL Facility at March 31, 2023 was $21.1 million. The ABL Facility will

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mature on May 3, 2027. As of March 31, 2023 and December 31, 2022, we had no outstanding indebtedness under the ABL Facility, except for outstanding letters of credit totaling less than $0.1 million as of March 31, 2023.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at March 31, 2023 was 7.2%. We incurred interest expense related to the ABL Facility, including commitment fees, of less than $0.1 million for the three months ended March 31, 2023.

The obligations of the borrowers under the ABL Facility are guaranteed by NCSH and each of our U.S. and Canadian subsidiaries (other than Repeat Precision), as well as each of our future direct and indirect subsidiaries organized under the laws of the United States or Canada (subject to certain exceptions), and are secured by substantially all of the assets of NCSH and its subsidiaries, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of March 31, 2023, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million was included in interest expense, net for the three months ended March 31, 2023, and $0.1 million of amortization incurred for the three months ended March 31, 2022, related to our prior ABL facility.

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note for an aggregate borrowing capacity of $4.3 million with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note was originally scheduled to mature on February 11, 2023 but was extended to August 10, 2024. The note bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at March 31, 2023 was 9.0%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of March 31, 2023 and December 31, 2022, Repeat Precision had $0.3 million and $0.1 million, respectively, of outstanding indebtedness under the note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and is not guaranteed by any other NCS entity.

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

NCS is a defendant in a lawsuit in state district court in Texas, for which the trial began during the last week of April 2023. The claim by the plaintiff was for damage to their wells in 2018 resulting from an alleged product defect related to components provided by a third-party supplier. On May 2, 2023, the jury in the state district court in Texas awarded damages of $17.5 million against us to the plaintiff. When a judgment is issued, we could potentially be subject to prejudgment interest on the award dating back to 2018. Even though we expect a large portion, up to all, of the awarded damages to be covered by insurance, we accrued a long-term legal contingent liability as a separate line in the accompanying condensed consolidated balance sheet and expensed the entire amount of the verdict as a separate line within the Other Income (Expense) section of the accompanying condensed consolidated statement of operations as of and for the three months ended March 31, 2023. We have not accrued prejudgment interest as of March 31, 2023, but if such interest were to be awarded, we believe this amount would also be subject to insurance recovery. In addition, we have not recognized the expected insurance recoveries as an asset or an offsetting benefit on the accompanying condensed consolidated statement of operations as of March 31, 2023. Any insurance proceeds will be recorded as an offset to the Provision for Litigation in the period received or when determined to be realizable. Additionally, we intend to vigorously appeal the judgment and believe we have strong arguments that may lead to a reversal of some or all of the awarded damages, or potential interest thereupon. If we successfully appeal any portion of this verdict or if the award settles for an amount less than the total amount awarded by the jury, we will reduce our legal contingent liability and reverse such portion of the litigation provision expense during the applicable period. In connection with the lawsuit, the jury awarded NCS approximately $0.7 million associated with unpaid customer receivables from the plaintiff for the goods provided and services performed for the wells, of which we have not yet recorded any potential gain contingency in the accompanying condensed consolidated statements of operations.

NCS is also a defendant in another lawsuit in state district court in Wyoming, for which the trial is set to begin in July 2023, where damages may be from $0 to $6 million. The claim relates to an alleged service issue by our personnel in the operation of our product. NCS is being defended in this action under a policy of insurance, subject to reservation of rights, and expects a large portion, up to all, of any awarded damages to be covered by insurance. In the first quarter of 2023, the likelihood of a material loss for this case became reasonably possible, but not probable, and a range of loss became reasonably estimable. We have not recorded a liability associated with this matter as of March 31, 2023.

In connection with our patent infringement jury verdict against Nine Energy Services, Inc. (“Nine”), the Western District of Texas, Waco Division (“Waco District Court”) entered final judgment in June 2022, and awarded NCS approximately $0.5 million in damages for Nine’s infringement of U.S. Patent No. 10,465,445 (“the ’445 Patent”). At a hearing in December 2022, the Waco District Court announced it would be awarding hundreds of thousands of dollars in supplemental damages, interest, and costs and ordered Nine to pay an ongoing royalty for the sale of infringing casing flotation devices for the life of the ’445 Patent. In addition, in August 2022 in connection with our patent infringement jury verdict against TCO AS, the jury awarded NCS approximately $1.9 million in damages for TCO AS’s infringement of the ’445 Patent. The Waco District Court has entered the final judgment in that case and we are seeking an award of ongoing royalties for TCO AS’s continued post-judgment infringement, supplemental damages, interest, and cost. Both of these cases remain subject to appeal. Therefore, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

In accordance with GAAP, we accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our estimate of the expected liability. Our legal contingencies may increase or decrease in the future, on a matter-by-matter basis, to account for developments. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. While the outcome of any legal proceeding cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these legal proceedings, considering our expected insurance recoveries as described above, will have a material adverse effect on our financial position or cash flows.

Operating Leases

As of April 2023, we are relocating to a new facility in Red Deer, Alberta, Canada, for which we expect to record an operating lease right of use asset and corresponding liability of $1.7 million. This operating lease has a term of approximately five years.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Share-Based Compensation

During the three months ended March 31, 2023, we granted 81,021 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $24.49. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the members of our Board of Directors generally vest on the one year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the three months ended March 31, 2023, we granted 90,041 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $24.49. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. Since the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the three months ended March 31, 2023, we granted 13,681 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2023 to December 31, 2025. The PSUs grant date fair value of $36.02 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU associated with the March 31, 2023 award will settle for between zero and two shares of our common stock in the first quarter of 2026. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.3 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was 6.8% and 1.3% for the three months ended March 31, 2023 and 2022, respectively. During these periods, our ETR differed from the statutory federal income tax rate primarily due to the tax effects recorded related to changes in valuation allowance on deferred tax assets not expected to be realized and the tax expense recorded related to stock awards and to foreign taxes.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share from net loss (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator
Net loss	$(14,996)	$(1,729)
Less: loss attributable to non-controlling interest	(27)	(194)
Net loss attributable to NCS Multistage Holdings, Inc.	$(14,969)	$(1,535)

Denominator
Basic weighted average number of shares	2,452	2,414
Dilutive effect of stock options, RSUs and PSUs	—	—
Diluted weighted average number of shares	2,452	2,414

Loss per common share
Basic	$(6.10)	$(0.64)
Diluted	$(6.10)	$(0.64)

Potentially dilutive securities excluded as anti-dilutive	154	256

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

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our fracturing systems products and services can be used in both cemented and open-hole wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services. As an extension of fracturing systems, we offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets.

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

Based on E&P company activity to date and announced capital budgets for the remainder of 2023, we believe that annual average drilling and completion industry activity in Canada and the United States in 2023 will be equal to 2022 levels or be higher by up to 10%, and as experienced in the first quarter of 2023, we expect activity in the United States to decline from levels reached in the fourth quarter of 2022, reflecting reductions in natural gas pricing in late 2022 and early 2023. We currently expect international industry activity to improve by over 10% in 2023 as compared to 2022.

Oil and natural gas prices were volatile in 2022, and that volatility has continued through the first quarter of 2023, with the continuing impact of the conflict between Russia and Ukraine, which sparked an increase in spot pricing when Russia invaded in February 2022, tempered somewhat throughout the remainder of 2022 due to increased uncertainty in demand and mounting concerns about a global recession. Although, we have no material direct exposure to Russia or Ukraine, we are affected by economic impacts resulting from the conflict, especially on raw material pricing and availability.

We continue to face intense competitive pressure across all of our product and services offerings, which may negatively impact our market share, our operating margins and our ability to increase prices in an inflationary environment.

Beginning in late 2021 and continuing, we have experienced modest supply chain disruptions and higher prices for certain raw materials, including steel and chemicals, and for purchased components and outsourced services. As a result of cost inflation, which continued through 2022 and into 2023, we qualified additional suppliers to provide materials, components and services for which supply lines were impacted or for which delivery times increased. While we have increased customer prices because of our higher raw material and component costs, the increase in customer prices have not always offset our higher input costs and there has been a time lag in our ability to do so. We also have experienced tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacts both our cost of sales and selling, general and administrative (“SG&A”) expenses. This labor cost inflation increased throughout 2022 and continues into 2023, and has resulted in higher salaries, hourly pay rates and benefit costs.

To reduce inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, have increased reference interest rates, an action which typically has the effect of increasing borrowing costs and restraining economic activity, which can induce stress on banking systems. There have been several noted regional bank failures in the United States during 2023. Although we have no direct exposure to these banks, there is a possibility that any resulting instability of the banking system could reduce the rate of global economic growth and might lead to a recessionary environment in certain economies, including Europe and the United States. Any decline in economic activity resulting from such actions could moderate or lower demand for oil and natural gas.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing increasing in the first half of 2022 before decreasing to an average price of approximately $83/BBL during the fourth quarter of 2022. The average WTI crude oil price during the first quarter of 2023 was approximately $76/BBL, reflecting a softer macroeconomic environment, temporarily exacerbated by the stress on the U.S. banking system, which contributes to potentially lower demand and a potential U.S. crude stock build, partially offset by favorable demand due to the relaxation of the Chinese government’s COVID-19 mitigation measures. During 2022, to address the uncertain outlook in the global economic and oil markets, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) agreed to a collective voluntary oil production reduction of 2 MMBBL/D beginning in November 2022 through December 2023. In April 2023, OPEC+ announced further output cuts of approximately 1.7 MMBBL/D beginning in May 2023 through the end of 2023.

Natural gas pricing also continues to be volatile and has decreased to an average of $2.64 per MMBtu during the first quarter of 2023 compared to an average of $5.55 per MMBtu during the fourth quarter of 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. In early 2022, natural gas pricing in the United States was supported by increased demand for exports of liquified natural gas (“LNG”), especially for power generation in Europe and Asia, reflecting European demand for LNG sourced from the United States and other regions to offset supply historically provided by Russia. However, natural gas pricing recently declined due to overall warm winter weather conditions and extended downtime at an LNG export facility, which has decreased near-term demand and led to robust levels of natural gas in storage, which may negatively impact drilling and completion activity in certain regions, particularly in the United States.

Sustained meaningful declines in commodity prices, or sustained periods when the local pricing received in regional markets is below benchmark pricing, known in the industry as high differentials, would be expected to lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2022	$95.18	$100.87	$4.67
6/30/2022	108.83	113.84	7.50
9/30/2022	93.06	100.71	8.03
12/31/2022	82.79	88.72	5.55
3/31/2023	75.93	81.07	2.64

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2022, as provided by Baker Hughes Company. The quarterly changes, particularly for the second quarter Canadian land rig count, can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2022	618	198	816
6/30/2022	698	112	810
9/30/2022	744	198	942
12/31/2022	760	187	947
3/31/2023	744	221	965

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity has continued to increase from lows reached in late 2020, with the U.S. land rig count averaging 744 during the first quarter of 2023, a 20% increase compared to the first quarter of 2022, but a 2% decline from the fourth quarter of 2022. The average land rig count in Canada for the first quarter of 2023 was 12% higher than in the same period in 2022. We expect Canadian rig counts and completion activity to continue to be higher in 2023 compared to prior year levels. We expect average annual drilling and completion activity in the United States to exceed prior year levels, but to be below the levels reached during the fourth quarter of 2022.

A substantial portion of our business is subject to seasonality which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the United States and Canada exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, the sale of composite frac plugs, perforating guns and related products through Repeat Precision and from sales of our tracer diagnostics services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products.

Product sales represented 72% and 67% of our revenues for the three months ended March 31, 2023 and 2022, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 28% and 33% of our revenues for the three months ended March 31, 2023 and 2022, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services. Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets, we will, in some instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, since wells with more stages typically result in longer jobs which may increase revenue attributable to the use of more sliding sleeves or increase composite frac plug sales, and increase the volume of services we provide.

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 70% and 73% for the three months ended March 31, 2023 and 2022, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. A further strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues and gross profit, partially offset by lower reported SG&A expense.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates manufacturing facilities with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our cost of parts and components, although these tariffs have recently declined. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

Our SG&A expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. Our SG&A expenses also include litigation expenses and expected credit losses.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 37% and 32% for the three months ended March 31, 2023 and 2022, respectively.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2023	2022	$	% (1)
Revenues
Product sales	$31,430	$26,213	$5,217	19.9%
Services	12,124	12,899	(775)	(6.0)%
Total revenues	43,554	39,112	4,442	11.4%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	18,833	17,757	1,076	6.1%
Cost of services, exclusive of depreciation and amortization expense shown below	6,180	6,446	(266)	(4.1)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	25,013	24,203	810	3.3%
Selling, general and administrative expenses	16,151	16,024	127	0.8%
Depreciation	943	921	22	2.4%
Amortization	167	167	—	—%
Income (loss) from operations	1,280	(2,203)	3,483	158.1%
Other income (expense)
Interest expense, net	(209)	(183)	(26)	(14.2)%
Provision for litigation	(17,514)	—	(17,514)	(100.0)%
Other income, net	292	379	(87)	(23.0)%
Foreign currency exchange gain, net	55	256	(201)	(78.5)%
Total other (expense) income	(17,376)	452	(17,828)	NM
Loss before income tax	(16,096)	(1,751)	(14,345)	NM
Income tax benefit	(1,100)	(22)	(1,078)	NM
Net loss	(14,996)	(1,729)	(13,267)	NM
Net loss attributable to non-controlling interest	(27)	(194)	167	86.1%
Net loss attributable to NCS Multistage Holdings, Inc.	$(14,969)	$(1,535)	$(13,434)	NM

________________

(1)NM – Percentage not meaningful

Revenues

Revenues were $43.6 million for the three months ended March 31, 2023 as compared to $39.1 million for the three months ended March 31, 2022. This increase reflects higher United States, Canada and international product sales, as well as an increase in service revenues in the United States, offset by declines in Canadian and international service revenues. We believe the overall increase in revenues largely resulted from higher industry drilling and completion activity in the first quarter of 2023 as compared to the first quarter of 2022, particularly in North America, attributable primarily to higher demand for hydrocarbons, as well as selected price increases and the mix of product and service offerings during the relative periods. Product sales for the three months ended March 31, 2023 were $31.4 million as compared to $26.2 million for the three months ended March 31, 2022. Services revenue totaled $12.1 million compared to $12.9 million for the same periods.

Cost of sales

Cost of sales was $25.0 million, or 57.4% of revenues, for the three months ended March 31, 2023 as compared to $24.2 million, or 61.9% of revenues, for the three months ended March 31, 2022. Cost of sales as a percentage of revenues was lower due to higher utilization of manufacturing capacity and field service personnel and higher product and service pricing, partially offset by inflationary pressures that have caused an increase in our cost of operations. Cost of product sales was $18.8 million, or 59.9% of product sales revenue, and cost of services was $6.2 million, or 51.0% of services revenue, for the three months ended March 31, 2023. For the three months ended March 31, 2022, cost of product sales was $17.8 million, or 67.7% of product sales revenue, and cost of services was $6.4 million, or 50.0% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.2 million for the three months ended March 31, 2023 as compared to $16.0 million for the three months ended March 31, 2022. This slight increase in expense reflects higher compensation and benefit costs of $1.7 million primarily associated with salary increases implemented during the first quarter of 2023, increased headcount and higher incentive bonus accruals. In addition, our insurance and travel and entertainment expenses increased by a combined total of $0.5 million. These increases were largely offset by a decrease in share-based compensation and lower professional fees of $1.0 million and $1.2 million, respectively.

Provision for Litigation

Provision for litigation recorded during the three months ended March 31, 2023 related to a certain legal matter of which we are being defended under a policy of insurance, subject to reservation of rights. In May 2023, the jury awarded damages to the plaintiff in the amount of $17.5 million. Even though we expect a large portion, up to all, of any awarded damages to be covered by insurance, we have not recognized an asset or an offsetting benefit on the accompanying condensed consolidated financial statements as of March 31, 2023. Any insurance proceeds will be recorded as an offset to the Provision for Litigation in the period received or when determined to be realizable. See Note 9, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for further discussion of this matter.

Foreign currency exchange gain, net

Foreign currency exchange gain was $0.1 million for the three months ended March 31, 2023 as compared to $0.3 million for the three months ended March 31, 2022. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax benefit

Income tax benefit was $1.1 million for the three months ended March 31, 2023 as compared to less than $0.1 million for the three months ended March 31, 2022. Included in the amount for the three months ended March 31, 2023 was a tax expense of $1.8 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.3 million related to stock awards, and a tax expense of $0.2 million related to foreign taxes. Included in the amount for the three months ended March 31, 2022 was a tax benefit of $0.4 million related to a decrease in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.5 million related to stock awards, and a tax expense of $0.1 million related to foreign taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of March 31, 2023, we had cash and cash equivalents of $13.6 million, and total outstanding indebtedness of $8.4 million primarily related to capital lease obligations. Our secured asset-based revolving credit facility (the “ABL Facility”) consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At March 31, 2023, our borrowing base under the ABL Facility was $21.1 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $4.3 million. As of March 31, 2023, Repeat Precision has $0.3 million of outstanding indebtedness under the promissory note.

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

As further described at Note 9, “Commitments and Contingencies,” we recorded a loss as of March 31, 2023, associated with a litigation matter. While we believe we will be fully or substantially covered by insurance, we have not recognized an asset or an offsetting benefit on the accompanying condensed consolidated financial statements as of March 31, 2023. We do not believe this loss constitutes an event of default, as defined under the Credit Agreement, and therefore we remain in compliance with our financial covenants as of March 31, 2023. We believe our insurance coverage, supplemented with our cash on hand and current borrowing capacity would provide sufficient funding to settle any outstanding obligations, and to provide adequate funding for the ensuing twelve-month period. However, if our insurance provider were to deny coverage or no longer fund the ongoing litigation, including legal fees or the bond for the appeals process, we would need to use our cash on hand and availability under our revolving line of credit to do so. While this result is currently unexpected, this would significantly limit the amount of cash on hand and remaining availability under our ABL Facility to support our ongoing liquidity requirements.

Our capital expenditures for the three months ended March 31, 2023 and 2022 were $0.6 million and $0.2 million, respectively. We plan to incur approximately $3 million to $5 million in capital expenditures during 2023, which includes (i) upgrades to our tracer diagnostics deployment and sampling equipment and laboratory instrumentation, (ii) machining equipment and a potential new facility to increase perforating gun manufacturing capacity at Repeat Precision, (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (iv) new computers and engineering workstations and (v) software development and implementation.

To the extent we require additional liquidity to fund our capital requirements, including our capital lease obligations, or repay existing indebtedness, we would expect to obtain it through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and ability to meet our obligations and fund capital requirements also depend on our future financial performance including the ability to manage costs, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell equity to finance such acquisitions, which could result in incremental expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(1,551)	$(6,098)
Net cash used in investing activities	(480)	(145)
Net cash used in financing activities	(419)	(406)
Effect of exchange rate changes on cash and cash equivalents	(151)	10
Net change in cash and cash equivalents	$(2,601)	$(6,639)

Operating Activities

Net cash used in operating activities was $1.6 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively. The improvement in cash flow was primarily driven by higher income from operations in the first quarter of 2023 as compared to a loss from operations in 2022, the change in accounts receivable driven by sales activity and favorable collections experience, the relative payment of our annual incentive bonus, which was lower for fiscal 2022 (paid in the first quarter of 2023) than fiscal 2021 (paid in the first quarter of 2022), and lower payments related to cash-settled share-based compensation. Partially offsetting these items that contributed to an increase in cash was the use of cash for additional investment in inventory in 2023.

Investing Activities

Net cash used in investing activities was $0.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, primarily associated with purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $0.4 million for both the three months ended March 31, 2023 and 2022. Our primary uses of funds for the three months ended March 31, 2023 and 2022 was principal payments of $0.4 million and $0.3 million, respectively, related to our finance leases, and payments of $0.3 million and $0.4 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation. Partially offsetting the use of funds for the three months ended March 31, 2023 and 2022, were net borrowings under the Repeat Promissory Note of $0.2 million and $0.3 million, respectively.

Material Cash Requirements

Except for the litigation matter and new operating lease as discussed in “Note 9. Commitments and Contingencies” to our unaudited condensed consolidated financial statements, there have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2022.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates from those included in the Annual Report for the year ended December 31, 2022.

Recently Issued Accounting Pronouncement

See “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements for a discussion of the recent accounting pronouncement issued by the Financial Accounting Standards Board.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance and insurance coverage and appellate prospects for litigation matters, such as those contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•losses and liabilities from uninsured or underinsured business activities and litigation;

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

•currency exchange rate fluctuations;

•uncertainties relating to the recent bank failures and Federal Deposit Insurance Corporation response;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2022.

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

Date: May 9, 2023	NCS Multistage Holdings, Inc.

	By:	/s/ Michael Morrison
Michael Morrison
Chief Financial Officer

(Principal Financial Officer and Authorized
Signatory)