Form 10-Q
period 2023-06-30
NCS Multistage Holdings, Inc.
filed 2023-08-01
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 2,438,994 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$13,746	$16,234
Accounts receivable—trade, net	22,169	27,846
Inventories, net	42,788	37,042
Prepaid expenses and other current assets	2,918	2,815
Other current receivables	3,682	3,726
Total current assets	85,303	87,663
Noncurrent assets
Property and equipment, net	24,106	23,316
Goodwill	15,222	15,222
Identifiable intangibles, net	4,741	5,076
Operating lease assets	5,552	4,515
Deposits and other assets	2,217	2,761
Deferred income taxes, net	334	46
Total noncurrent assets	52,172	50,936
Total assets	$137,475	$138,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,855	$7,549
Accrued expenses	4,423	4,391
Income taxes payable	314	468
Operating lease liabilities	1,578	1,274
Current maturities of long-term debt	2,350	1,489
Other current liabilities	1,670	2,522
Total current liabilities	18,190	17,693
Noncurrent liabilities
Long-term debt, less current maturities	6,404	6,437
Operating lease liabilities, long-term	4,571	3,680
Accrual for legal contingencies	42,400	—
Other long-term liabilities	1,258	1,328
Deferred income taxes, net	426	199
Total noncurrent liabilities	55,059	11,644
Total liabilities	73,249	29,337
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,476,298 shares issued and 2,438,877 shares outstanding at June 30, 2023 and 2,434,809 shares issued
and 2,408,474 shares outstanding at December 31, 2022	25	24
Additional paid-in capital	442,431	440,475
Accumulated other comprehensive loss	(85,274)	(85,617)
Retained deficit	(309,664)	(262,464)
Treasury stock, at cost, 37,421 shares at June 30, 2023 and 26,335 shares
at December 31, 2022	(1,653)	(1,389)
Total stockholders' equity	45,865	91,029
Non-controlling interest	18,361	18,233
Total equity	64,226	109,262
Total liabilities and stockholders' equity	$137,475	$138,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Product sales	$17,433	$19,371	$48,863	$45,584
Services	7,958	8,093	20,082	20,992
Total revenues	25,391	27,464	68,945	66,576
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	11,994	13,399	30,827	31,156
Cost of services, exclusive of depreciation and amortization expense shown below	4,935	5,124	11,115	11,570
Total cost of sales, exclusive of depreciation and amortization expense shown below	16,929	18,523	41,942	42,726
Selling, general and administrative expenses	14,477	13,745	30,628	29,769
Depreciation	948	939	1,891	1,860
Amortization	167	167	334	334
Loss from operations	(7,130)	(5,910)	(5,850)	(8,113)
Other income (expense)
Interest expense, net	(211)	(407)	(420)	(590)
Provision for litigation	(24,886)	—	(42,400)	—
Other income, net	1,478	613	1,770	992
Foreign currency exchange gain (loss), net	23	(255)	78	1
Total other (expense) income	(23,596)	(49)	(40,972)	403
Loss before income tax	(30,726)	(5,959)	(46,822)	(7,710)
Income tax expense (benefit)	1,350	(481)	250	(503)
Net loss	(32,076)	(5,478)	(47,072)	(7,207)
Net income (loss) attributable to non-controlling interest	155	3	128	(191)
Net loss attributable to NCS Multistage Holdings, Inc.	$(32,231)	$(5,481)	$(47,200)	$(7,016)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(13.02)	$(2.25)	$(19.16)	$(2.89)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(13.02)	$(2.25)	$(19.16)	$(2.89)
Weighted average common shares outstanding
Basic	2,476	2,438	2,464	2,426
Diluted	2,476	2,438	2,464	2,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(32,076)	$(5,478)	$(47,072)	$(7,207)
Foreign currency translation adjustments, net of tax of $0	442	(1,300)	343	(759)
Comprehensive loss	(31,634)	(6,778)	(46,729)	(7,966)
Less: Comprehensive income (loss) attributable to non-controlling interest	155	3	128	(191)
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(31,789)	$(6,781)	$(46,857)	$(7,775)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	913	—	—	—	—	—	913
Net loss	—	—	—	—	—	—	(14,969)	—	—	(27)	(14,996)
Vesting of restricted stock	—	—	41,489	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(11,086)	(264)	—	(264)
Currency translation adjustment	—	—	—	—	—	(99)	—	—	—	—	(99)
Balances as of March 31, 2023	—	$—	2,476,298	$25	$441,387	$(85,716)	$(277,433)	(37,421)	$(1,653)	$18,206	$94,816
Share-based compensation	—	—	—	—	1,044	—	—	—	—	—	1,044
Net (loss) income	—	—	—	—	—	—	(32,231)	—	—	155	(32,076)
Currency translation adjustment	—	—	—	—	—	442	—	—	—	—	442
Balances as of June 30, 2023	—	$—	2,476,298	$25	$442,431	$(85,274)	$(309,664)	(37,421)	$(1,653)	$18,361	$64,226

	Three and Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2021	—	$—	2,397,766	$24	$437,022	$(82,094)	$(261,362)	(17,392)	$(1,006)	$18,083	$110,667
Share-based compensation	—	—	—	—	805	—	—	—	—	—	805
Net loss	—	—	—	—	—	—	(1,535)	—	—	(194)	(1,729)
Vesting of restricted stock	—	—	34,066	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(8,694)	(372)	—	(372)
Currency translation adjustment	—	—	—	—	—	541	—	—	—	—	541
Balances as of March 31, 2022	—	$—	2,431,832	$24	$437,827	$(81,553)	$(262,897)	(26,086)	$(1,378)	$17,889	$109,912
Share-based compensation	—	—	—	—	841	—	—	—	—	—	841
Net (loss) income	—	—	—	—	—	—	(5,481)	—	—	3	(5,478)
Vesting of restricted stock	—	—	2,723	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(173)	(8)	—	(8)
Currency translation adjustment	—	—	—	—	—	(1,300)	—	—	—	—	(1,300)
Balances as of June 30, 2022	—	$—	2,434,555	$24	$438,668	$(82,853)	$(268,378)	(26,259)	$(1,386)	$17,892	$103,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(47,072)	$(7,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,225	2,194
Amortization of deferred loan costs	102	128
Write-off of deferred loan costs	—	196
Share-based compensation	2,542	3,485
Provision for inventory obsolescence	245	1,294
Deferred income tax expense	57	59
Gain on sale of property and equipment	(333)	(222)
Provision for credit losses	58	(44)
Provision for litigation	42,400	—
Proceeds from note receivable	271	282
Changes in operating assets and liabilities:
Accounts receivable—trade	6,474	3,878
Inventories, net	(5,907)	(4,876)
Prepaid expenses and other assets	552	1,271
Accounts payable—trade	(196)	499
Accrued expenses	(4)	(2,767)
Other liabilities	(2,331)	(2,591)
Income taxes receivable/payable	(125)	(777)
Net cash used in operating activities	(1,042)	(5,198)
Cash flows from investing activities
Purchases of property and equipment	(1,151)	(420)
Purchase and development of software and technology	(167)	(56)
Proceeds from sales of property and equipment	340	175
Net cash used in investing activities	(978)	(301)
Cash flows from financing activities
Payments on finance leases	(743)	(712)
Line of credit borrowings	8,397	7,543
Payments of line of credit borrowings	(7,663)	(7,096)
Treasury shares withheld	(264)	(380)
Payment of deferred loan cost related to ABL facility	—	(880)
Net cash used in financing activities	(273)	(1,525)
Effect of exchange rate changes on cash and cash equivalents	(195)	(214)
Net change in cash and cash equivalents	(2,488)	(7,238)
Cash and cash equivalents beginning of period	16,234	22,168
Cash and cash equivalents end of period	$13,746	$14,930
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$845	$864
Assets obtained in exchange for new operating lease liabilities	$1,789	$819

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States
Product sales	$6,942	$9,173	$15,002	$16,334
Services	2,440	2,960	5,699	4,877
Total United States	9,382	12,133	20,701	21,211
Canada
Product sales	9,970	9,655	32,531	28,707
Services	4,351	3,193	12,461	12,670
Total Canada	14,321	12,848	44,992	41,377
Other Countries
Product sales	521	543	1,330	543
Services	1,167	1,940	1,922	3,445
Total Other Countries	1,688	2,483	3,252	3,988
Total
Product sales	17,433	19,371	48,863	45,584
Services	7,958	8,093	20,082	20,992
Total revenues	$25,391	$27,464	$68,945	$66,576

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table presents the current contract liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

Balance at December 31, 2022	$51
Additions	—
Revenue recognized	—
Balance at June 30, 2023	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of June 30, 2023 and December 31, 2022 is included in current liabilities on the condensed consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. There was no revenue recognized from the contract liability balance for the three and six months ended June 30, 2023. Revenue recognized from the contract liability balance was $0.5 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$2,219	$2,135
Work in process	180	38
Finished goods	40,389	34,869
Total inventories, net	$42,788	$37,042

Note 4.  Other Current Receivables

Other current receivables consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Current income tax receivables	$1,622	$1,868
Employee receivables	243	354
Other receivables	1,817	1,504
Total other current receivables	$3,682	$3,726

Employee receivables primarily consist of amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The primary components of the other receivables balances are more fully described in our Annual Report, and include U.S. employee retention credit (“ERC”) claims totaling $0.9 million as of June 30, 2023 and December 31, 2022, for which we have filed but had not yet received renumeration. In addition, we had a $0.7 million receivable at December 31, 2022 associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC. This receivable, net of withholding tax, was collected in June 2023. Beginning in fiscal 2023, we are recording the receivable associated with this technical services and assistance agreement quarterly and the balance was $0.4 million as of June 30, 2023.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Land	$1,630	$1,592
Building and improvements	7,509	7,462
Machinery and equipment	19,267	18,156
Computers and software	2,375	2,107
Furniture and fixtures	722	748
Vehicles	279	262
Right of use assets - finance leases	11,745	11,231
Service equipment	57	57
	43,584	41,615
Less: Accumulated depreciation and amortization	(20,361)	(18,844)
	23,223	22,771
Construction in progress	883	545
Property and equipment, net	$24,106	$23,316

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales
Cost of product sales	$382	$374	$744	$724
Cost of services	145	149	299	296
Selling, general and administrative expenses	421	416	848	840
Total depreciation	$948	$939	$1,891	$1,860

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As of June 30, 2023, we evaluated potential triggering events, including the Legal Matters discussed in “Note 9. Commitments and Contingencies” and the decline in the quoted price of our common stock. However, we determined that there were no triggering events that indicated potential impairment of our property and equipment for the three and six months ended June 30, 2023 and 2022, respectively, and accordingly no impairment loss has been recorded.

Note 6.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of June 30, 2023 and 2022, we did not identify any triggering events for Repeat Precision, our only reportable unit with goodwill, that would indicate potential impairment. Therefore, no goodwill impairment has been recorded for the three and six months ended June 30, 2023 and 2022, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2023
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(734)	$3,224
Customer relationships	10	4,100	(2,631)	1,469
Total amortizable intangible assets		$8,058	$(3,365)	$4,693
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,365)	$4,741

		December 31, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(604)	$3,354
Customer relationships	10	4,100	(2,426)	1,674
Total amortizable intangible assets		$8,058	$(3,030)	$5,028
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,030)	$5,076

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended June 30, 2023 and 2022 and $0.3 million for each of the six months ended June 30, 2023 and 2022, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of June 30, 2023, we evaluated potential triggering events, including the Legal Matters discussed in “Note 9. Commitments and Contingencies” and the decline in the quoted price of our common stock. However, we determined that there were no triggering events which indicated potential impairment of our intangibles, which are substantially related to our Repeat Precision asset group. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three and six months ended June 30, 2023 and 2022.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and bonus	$3,464	$3,227
Property and franchise taxes accrual	250	340
Accrued other miscellaneous liabilities	709	824
Total accrued expenses	$4,423	$4,391

In June 2023, we implemented efforts to streamline our tracer diagnostics business, which involved employee terminations or relocations, as well as the consolidation of certain leased facilities. Similarly, Repeat Precision has consolidated its two manufacturing facilities in Mexico. In connection with these efforts, we recognized severance and moving costs totaling $0.3 million in June 2023, of which a severance accrual of $0.1 million remains outstanding as of June 30, 2023. As of June 30, 2023, no lease termination costs associated with these efforts have been incurred, but we may incur such costs in the future if we decide to terminate the operating leases or cannot sublet the facilities.

Note 8.  Debt

Our long-term debt consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
ABL Facility	$—	$—
Repeat Precision Promissory Note	791	56
Finance leases	7,963	7,870
Total debt	8,754	7,926
Less: current portion	(2,350)	(1,489)
Long-term debt	$6,404	$6,437

The estimated fair value of total debt as of June 30, 2023 and December 31, 2022 was $7.5 million and $6.8 million, respectively. The fair value of the Repeat Precision Promissory Note (as defined below) approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

ABL Facility

On May 3, 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc. (“Pioneer”), NCS Multistage, LLC, NCS Multistage Inc. (“NCS Canada”), the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). Concurrent with the entry into our Credit Agreement on May 3, 2022, our prior ABL facility was terminated as more fully described in our Annual Report.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our available borrowing base under the ABL Facility at June 30, 2023 was $12.6 million. The ABL Facility will mature on May 3, 2027. As of June 30, 2023 and December 31, 2022, we had no outstanding indebtedness under the ABL Facility, except for outstanding letters of credit totaling less than $0.1 million as of June 30, 2023.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at June 30, 2023 was 7.5%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.1 million and less than $0.1 million for the three months ended June 30, 2023 and 2022 and $0.1 million and less than $0.1 million for the six months ended June 30, 2023 and 2022.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of June 30, 2023, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively, was included in interest expense, net.

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note for an aggregate borrowing capacity of $4.3 million with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note was originally scheduled to mature on February 11, 2023 but was extended to August 10, 2024. The note bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at June 30, 2023 was 9.3%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of June 30, 2023 and December 31, 2022, Repeat Precision had $0.8 million and $0.1 million, respectively, of outstanding indebtedness under the note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and is not guaranteed by any other NCS entity.

Finance Leases

We lease assets under finance lease arrangements including an office and laboratory in Tulsa, Oklahoma, as well as facilities in Odessa, Texas. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

vehicles and trucks that meet the finance lease criteria.

Note 9.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

NCS was a defendant in a lawsuit in the District Court of Winkler County, Texas, for which the trial began in late April 2023 (the “Texas Matter”). The lawsuit was filed in September 2019 by plaintiffs Boyd & McWilliams Energy Group, Inc. et. al. claiming damage to their wells in 2018 resulting from an alleged product defect related to components provided by a third-party supplier. On May 2, 2023, the jury returned a verdict against us, and included damages figures in favor of the plaintiff for $17.5 million and up to $42.5 million, net of amounts owed to us. As of March 31, 2023, based upon established case law and our best estimate at that time of the judgment to be awarded against us, we accrued $17.5 million associated with this lawsuit, subject to additional interest and court costs which were unknown. On May 15, 2023, a judgment was rendered which awarded the plaintiffs total damages of $42.5 million, inclusive of pre-judgment interest, further subject to court costs and post-judgment interest. We believe that existing established case law supports a strong ground to appeal the judgment with regards to the proper measure of damages. We intend to appeal the judgment and believe we have strong arguments that may lead to a reversal of some or all the awarded damages. In addition, we expect a large portion, up to all, of any resultant liability to be covered by our insurance carrier. During the second quarter of 2023, we recorded an incremental provision for litigation related to the Texas Matter, net of amounts previously paid to the plaintiff by our insurance carrier, to reflect the judgment that was rendered. All parties, including our insurance carrier, have agreed to mediation scheduled for late August 2023. If the Texas Matter is not settled through this mediation, the appeals process could take more than a year and could result in a new trial or further appeals, which may not conclude for several years thereafter.

NCS is also a defendant in another lawsuit in state district court in Wyoming, for which the trial began in late July 2023, where damages may be from $1 to $3 million (the “Wyoming Matter” and together with the Texas Matter the “Legal Matters”). The claim relates to an alleged service issue by our personnel during completion operations. NCS is being defended in this action under a policy of insurance, subject to reservation of rights, and expects a large portion, up to all, of any awarded damages to be covered by insurance. Additionally, the parties to the Wyoming Matter continue to engage in settlement discussions through the commencement of the trial.

For the Legal Matters, as of June 30, 2023, we have accrued a provision for litigation of $42.4 million. This represents the total judgment rendered in the Texas Matter, plus accrued interest and court costs less amounts previously paid by our insurance carrier to the plaintiff, in addition to the best estimate of a loss within the range of outcomes in the Wyoming Matter. If we successfully appeal or settle the Texas Matter for an amount less than the total judgment, or, if the resulting liability in the Wyoming Matter is below our estimate of the potential loss, we will reduce our accrual for legal contingencies and reverse such portion of the provision for litigation expense during the applicable period. Conversely, we could increase the accrual for legal contingencies and corresponding provision for liabilities if additional post-judgment interest or fees are awarded in the Texas Matter or if a judgment in the Wyoming Matter exceeds our estimate.

In addition, and except as noted above for the amounts previously paid by our insurance carrier in the Texas Matter, even though we expect a large portion, up to all, of any resultant liability to be covered by our insurance carrier, we have not recognized expected insurance recoveries as an asset or an offsetting benefit to the provision for legal contingencies as of June 30, 2023. Any such insurance proceeds will reduce our accrual for legal contingencies and reverse such portion of the provision for litigation expense in the period received or when determined to be realizable.

In connection with our patent infringement jury verdict against Nine Energy Services, Inc. (“Nine”), the Western District of Texas, Waco Division (“Waco District Court”) entered final judgment in June 2022 and awarded NCS approximately $0.5 million in damages for Nine’s infringement of U.S. Patent No. 10,465,445 (“the ’445 Patent”). At a hearing in December 2022, the Waco District Court announced it would be awarding hundreds of thousands of dollars in supplemental damages, interest, and costs and ordered Nine to pay an ongoing royalty for the sale of infringing casing flotation devices for the life of the ’445 Patent. In addition, in August 2022 in connection with our patent infringement jury verdict against TCO AS, the jury awarded NCS approximately $1.9 million in damages for TCO AS’s infringement of the ’445 Patent. The Waco District Court has entered the final judgment in that case, and we are seeking an award of ongoing royalties for TCO AS’s continued post-judgment infringement, supplemental damages, interest, and cost. Both cases remain subject to appeal. Therefore, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with GAAP, we accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated. Our legal contingencies may increase or decrease, on a matter-by-matter basis, to account for future developments. Although the outcome of any legal proceeding cannot be predicted with any certainty, our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to each matter.

Operating Leases

In April 2023, we relocated to a new facility in Red Deer, Alberta, Canada, for which we recorded an operating lease right of use asset and leasehold improvement and corresponding liability of $1.7 million. This operating lease has a term of approximately five years.

Note 10.  Share-Based Compensation

During the six months ended June 30, 2023, we granted 81,021 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $24.49. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the members of our Board of Directors generally vest on the one year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2023, we granted 90,041 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $24.49. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. Since the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the six months ended June 30, 2023, we granted 13,681 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2023 to December 31, 2025. The PSUs grant date fair value of $36.02 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU associated with the March 2023 award will settle for between zero and two shares of our common stock in the first quarter of 2026. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.2 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (4.4)% and 8.1% for the three months ended June 30, 2023 and 2022, respectively, and (0.5)% and 6.5% for the six months ended June 30, 2023 and 2022, respectively. During these periods, our ETR differed from the statutory federal income tax rate primarily due to the tax effects of changes in valuation allowance on deferred tax assets not expected to be realized and the tax expense recorded related to stock awards and foreign taxes.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share from net loss (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(32,076)	$(5,478)	$(47,072)	$(7,207)
Less: income (loss) attributable to non-controlling interest	155	3	128	(191)
Net loss attributable to NCS Multistage Holdings, Inc.	$(32,231)	$(5,481)	$(47,200)	$(7,016)

Denominator
Basic weighted average number of shares	2,476	2,438	2,464	2,426
Dilutive effect of stock options, RSUs and PSUs	—	—	—	—
Diluted weighted average number of shares	2,476	2,438	2,464	2,426

Loss per common share
Basic	$(13.02)	$(2.25)	$(19.16)	$(2.89)
Diluted	$(13.02)	$(2.25)	$(19.16)	$(2.89)

Potentially dilutive securities excluded as anti-dilutive	155	283	145	269

Note 13.  Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business. See “Note 2. Revenues” for our disaggregated revenue by geographic area.

Note 14. Subsequent Event

On July 3, 2023, an executive officer and the Company agreed that he will leave his position effective as of such date. In connection therewith and pursuant to an employment agreement, we expect to incur severance and other charges of $1.0 million in July 2023, which includes acceleration of expense recognition under stock-based compensation arrangements, pursuant to which these long-term incentive awards will continue to vest in accordance with the underlying agreements, but for which there is no further service requirement. We expect to make cash payments to this former executive totaling $0.7 million during the next twelve months.

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

Based on E&P company activity to date, their announced capital budgets for the remainder of 2023, and updated industry reports, we believe that annual average drilling and completion industry activity in Canada will increase by up to 5% compared to the prior year level and the activity in the United States will decline on average by 5% - 10% over that period. We continue to expect international industry activity to improve by over 10% in 2023 as compared to the prior year.

Oil and natural gas prices were volatile in 2022, and this volatility has continued through the first half of 2023. The ongoing conflict between Russia and Ukraine played a significant role in this volatility, as the invasion by Russia in February 2022 led to increased prices. However, throughout the remainder of 2022 and into 2023, the impact of the conflict on pricing was somewhat mitigated by heightened uncertainty in demand and growing concerns about a global recession. Although we have no direct exposure to Russia or Ukraine, we are still affected by economic impacts resulting from the conflict, especially on raw material pricing and availability.

We continue to face intense competitive pressure across all of our product and services offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. Furthermore, this competitive pressure constrains our ability to raise prices in an inflationary environment.

Since late 2021, we have experienced modest disruptions to our supply chain, and higher prices for certain raw materials, including steel and chemicals, and purchased components and outsourced services. This cost inflation persisted throughout 2022 and has continued into 2023, though prices for steel have recently begun to moderate. Consequently, we qualified additional suppliers to fulfill our requirements for materials, components, and services to mitigate the risk of negative supply disruptions or prolonged delivery times. While we have increased customer prices because of our higher raw material and component costs, these price increase have not always fully offset our higher input costs and there has been a delay in our ability to do so. We also have experienced tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which have impacted both our cost of sales and selling, general and administrative (“SG&A”) expenses. This labor cost inflation increased throughout 2022 and continues into 2023, and has resulted in higher salaries, hourly pay rates and benefit costs.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, have increased reference interest rates, an action which typically has the effect of increasing borrowing costs and restraining economic activity, which could add further stress on banking systems. There have been several noted regional bank failures in the United States during 2023. Although we have no direct exposure to these banks, there is a possibility that any resulting instability of the banking system could reduce the rate of global economic growth and might lead to a recessionary environment in certain economies, including Europe and the United States. Any decline in economic activity resulting from such actions could moderate or lower demand for oil and natural gas.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing decreasing in the first half of 2023 to an average WTI price of $74/BBL during the second quarter of 2023, compared to an average price of approximately $83/BBL during the fourth quarter of 2022. This decline reflects a softer macroeconomic environment, temporarily exacerbated by the stress on the U.S. banking system, which may lower demand, and a potential U.S. crude stock build, partially offset by favorable demand due to the relaxation of the Chinese government’s COVID-19 mitigation measures. In 2022, to address the uncertain outlook in the global economic and oil markets, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) agreed to a collective voluntary oil production reduction of 2 MMBBL/D beginning in November 2022 through December 2023. In April 2023, OPEC+ announced further output cuts of approximately 1.7 MMBBL/D beginning in May 2023 through December 2023, and in June 2023, OPEC+ extended the cuts along with an additional reduction of 1.4 MMBBL/D beginning in January 2024 through December 2024 to limit production to a combined total of 40.5 MMBBL/D. In July 2023, Saudi Arabia announced additional voluntary output cuts of 1 MMBBL/D, which was extended to August 2023 in addition to voluntary reductions by other countries for the month of August 2023.

Natural gas pricing also continues to be volatile and has decreased in 2023 to an average of $2.16 per MMBtu during the second quarter of 2023 compared to an average of $5.55 per MMBtu during the fourth quarter of 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. In the second and third quarters of 2022, natural gas pricing in the United States was supported by increased demand for exports of liquified natural gas (“LNG”), especially for power generation in Europe and Asia, reflecting European demand for LNG sourced from the United States and other regions to offset supply historically provided by Russia. However, natural gas pricing has declined in 2023 due to the recent overall warm winter weather conditions and extended downtime at an LNG export facility, which has decreased near-term demand and led to robust levels of natural gas in storage, which has negatively impacted drilling and completion activity in certain regions, particularly in the United States.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2022	$108.83	$113.84	$7.50
9/30/2022	93.06	100.71	8.03
12/31/2022	82.79	88.72	5.55
3/31/2023	75.93	81.07	2.64
6/30/2023	73.54	77.99	2.16

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the second quarter of 2022, as provided by Baker Hughes Company. The quarterly changes, particularly for the second quarter Canadian land rig count, can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2022	698	112	810
9/30/2022	744	198	942
12/31/2022	760	187	947
3/31/2023	744	221	965
6/30/2023	699	116	815

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity continued to increase from lows reached in late 2020 until the fourth quarter of 2022. However, the average U.S. land rig count has declined by 8%, to 699, in the second quarter of 2023 as compared to the fourth quarter of 2022, but is comparable to the second quarter of 2022. The average land rig count in Canada for the second quarter of 2023 was slightly higher than in the same period in 2022. We expect Canadian rig counts and completion activity to continue to be higher in 2023 compared to prior year levels, but we now expect average annual drilling and completion activity in the United States to be modestly below the prior year level, with activity in the third and fourth quarters of 2023 below prior year levels by 10% or more.

A substantial portion of our business is subject to seasonality which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. During the second quarter of 2023, access to well sites was further impacted by Canadian wildfires, a seasonal phenomenon, but more extensive in 2023 relative to prior years. These wildfires also resulted in selected shut-ins of oil and natural gas production, which has negatively impacted customer cash flows and could result in reduced drilling and completion activity in the second half of 2023 as compared to initial budgeted activity. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the United States and Canada exhausted their capital budgets prior to the end of the year, leading to reductions in drilling and completion activity during the fourth quarter.

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, the sale of composite frac plugs, perforating guns and related products through Repeat Precision and from sales of our tracer diagnostics services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products.

Product sales represented 69% and 71% of our revenues for the three months ended June 30, 2023 and 2022, respectively, and 71% and 68% for the six months ended June 30, 2023 and 2022, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 31% and 29% of our revenues for the three months ended June 30, 2023 and 2022, respectively, and 29% and 32% for the six months ended June 30, 2023 and 2022, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services. Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets, we may, in some instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, since wells with more stages typically result in longer jobs which may increase revenue attributable to the use of more sliding sleeves or increase composite frac plug sales, and increase the volume of services we provide.

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 56% and 47% for the three months ended June 30, 2023 and 2022, respectively, and approximately 65% and 62% for the six months ended June 30, 2023 and 2022, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. A further strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues and gross profit, partially offset by lower reported SG&A expense.

Although most of our sales are to North American E&P companies, we also have sales to customers outside of North America, and we expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners typically on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include China and the Middle East. Our operating partners and representatives do not have authority to contractually bind NCS but market our products in their respective territories as part of their product or services offering.

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

Our SG&A expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as our general operating costs. These general operating costs include, but are not limited to: rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. Our SG&A expenses also include litigation expenses, severance expenses and expected credit losses.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 19% and 22% for the three months ended June 30, 2023 and 2022, respectively, and approximated 29% and 28% for the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2023	2022	$	% (1)
Revenues
Product sales	$17,433	$19,371	$(1,938)	(10.0)%
Services	7,958	8,093	(135)	(1.7)%
Total revenues	25,391	27,464	(2,073)	(7.5)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	11,994	13,399	(1,405)	(10.5)%
Cost of services, exclusive of depreciation and amortization expense shown below	4,935	5,124	(189)	(3.7)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	16,929	18,523	(1,594)	(8.6)%
Selling, general and administrative expenses	14,477	13,745	732	5.3%
Depreciation	948	939	9	1.0%
Amortization	167	167	—	—%
Loss from operations	(7,130)	(5,910)	(1,220)	(20.6)%
Other income (expense)
Interest expense, net	(211)	(407)	196	48.2%
Provision for litigation	(24,886)	—	(24,886)	(100.0)%
Other income, net	1,478	613	865	141.1%
Foreign currency exchange gain (loss), net	23	(255)	278	109.0%
Total other expense	(23,596)	(49)	(23,547)	NM %
Loss before income tax	(30,726)	(5,959)	(24,767)	(415.6)%
Income tax expense (benefit)	1,350	(481)	1,831	380.7%
Net loss	(32,076)	(5,478)	(26,598)	(485.5)%
Net income attributable to non-controlling interest	155	3	152	NM %
Net loss attributable to NCS Multistage Holdings, Inc.	$(32,231)	$(5,481)	$(26,750)	(488.0)%

________________

(1)NM – Percentage not meaningful

Revenues

Revenues were $25.4 million for the three months ended June 30, 2023 as compared to $27.5 million for the three months ended June 30, 2022. This decrease reflects lower U.S. product sales and services revenues and lower international services revenues, offset by increases in Canadian product sales and services revenues. Despite the average rig counts remaining relatively stable for the quarters ending June 30, 2023 and 2022, and some favorable pricing for our offerings, the sales of our products in the United States were particularly affected by lower commodity prices, especially natural gas, which had a negative impact on customer activity levels. Improved sales in Canada for the same period were tempered by the effect of the Canadian wildfires in 2023. Overall, product sales for the three months ended June 30, 2023 were $17.4 million as compared to $19.4 million for the three months ended June 30, 2022. Services revenues totaled $8.0 million as compared to $8.1 million for the same periods.

Cost of sales

Cost of sales was $16.9 million, or 66.7% of revenues, for the three months ended June 30, 2023 as compared to $18.5 million, or 67.4% of revenues, for the three months ended June 30, 2022. The decrease in the cost of sales as a percentage of revenues was primarily due to improved pricing for our products and services. However, this pricing improvement was offset by lower product sales volumes, ongoing inflationary pressures, leading to increased operating costs, and certain expenses associated with consolidations undertaken in June 2023 of our tracer diagnostics business and Repeat Precision’s manufacturing operations in Mexico, as discussed in “Note 7. Accrued Expenses” in the accompanying unaudited consolidated financial statements. For the three months ended June 30, 2023, cost of product sales was $12.0 million, or 68.8% of product sales revenue, and cost of services was $4.9 million, or 62.0% of services revenue. For the three months ended June 30, 2022, cost of product sales was $13.4 million, or 69.2% of product sales revenue, and cost of services was $5.1 million, or 63.3% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.5 million for the three months ended June 30, 2023 as compared to $13.7 million for the three months ended June 30, 2022. This increase in expense reflects higher compensation and benefit costs of $0.6 million primarily associated with salary increases implemented during the first quarter of 2023 and increased headcount, as well as a severance charge of $0.2 million associated with our tracer diagnostics business consolidation efforts and an increase in software expense. These increases were partially offset by lower professional fees of $0.5 million.

Provision for litigation

The provision for litigation was $24.9 million for the three months ended June 30, 2023, which represents an incremental provision related to the judgment rendered on May 15, 2023 in the Texas Matter, which exceeded our original estimate of the probable damages, as well as our best estimate of a loss within the range of outcomes in the Wyoming Matter, for which the trial began in late July 2023. See Note 9, “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion of these Legal Matters.

Other income, net

Other income was $1.5 million for the three months ended June 30, 2023 as compared to $0.6 million for the three months ended June 30, 2022. This change was due to an increase in royalty income and scrap sales, and $0.3 million was associated with a technical services and assistance agreement.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain was less than $0.1 million for the three months ended June 30, 2023 as compared to a loss of $0.3 million for the three months ended June 30, 2022. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense (benefit)

Income tax expense was $1.4 million for the three months ended June 30, 2023 as compared to a benefit of $0.5 million for the three months ended June 30, 2022. Included in the amount for the three months ended June 30, 2023 was a tax expense of $7.8 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, and a tax benefit of $0.7 million related to foreign taxes. Included in the amount for the three months ended June 30, 2022 was a tax expense of $1.0 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.2 million related to stock awards, and a tax benefit of $0.3 million related to foreign taxes.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2023	2022	$	% (1)
Revenues
Product sales	$48,863	$45,584	$3,279	7.2%
Services	20,082	20,992	(910)	(4.3)%
Total revenues	68,945	66,576	2,369	3.6%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	30,827	31,156	(329)	(1.1)%
Cost of services, exclusive of depreciation and amortization expense shown below	11,115	11,570	(455)	(3.9)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	41,942	42,726	(784)	(1.8)%
Selling, general and administrative expenses	30,628	29,769	859	2.9%
Depreciation	1,891	1,860	31	1.7%
Amortization	334	334	—	—%
Loss from operations	(5,850)	(8,113)	2,263	27.9%
Other income (expense)
Interest expense, net	(420)	(590)	170	28.8%
Provision for litigation	(42,400)	—	(42,400)	(100.0)%
Other income, net	1,770	992	778	78.4%
Foreign currency exchange gain, net	78	1	77	NM %
Total other (expense) income	(40,972)	403	(41,375)	NM %
Loss before income tax	(46,822)	(7,710)	(39,112)	(507.3)%
Income tax expense (benefit)	250	(503)	753	149.7%
Net loss	(47,072)	(7,207)	(39,865)	(553.1)%
Net income (loss) attributable to non-controlling interest	128	(191)	319	167.0%
Net loss attributable to NCS Multistage Holdings, Inc.	$(47,200)	$(7,016)	$(40,184)	(572.7)%

________________

(1)NM – Percentage not meaningful

Revenues

Revenues were $68.9 million for the six months ended June 30, 2023 as compared to $66.6 million for the six months ended June 30, 2022. This increase reflected higher Canadian and international product sales as well as an increase in U.S. services activity, partially offset by decreases in international services activity and U.S. product sales. The overall increase in revenues largely resulted from higher industry drilling and completion activity in the first six months of 2023 as compared to 2022, particularly in Canada, as well as favorable pricing for some of our products, partially offset to some extent by a decline in activity during the second quarter of 2023 for our U.S. products as a result of lower commodity pricing, particularly natural gas. Additionally, improved sales in Canada during the second quarter of 2023 were tempered by the effect of the Canadian wildfires in 2023. Product sales for the six months ended June 30, 2023 were $48.9 million as compared to $45.6 million for the six months ended June 30, 2022. Services revenues totaled $20.1 million as compared to $21.0 million for the same periods.

Cost of sales

Cost of sales was $41.9 million, or 60.8% of revenues, for the six months ended June 30, 2023 as compared to $42.7 million, or 64.2% of revenues, for the six months ended June 30, 2022. The decrease in the cost of sales as a percentage of revenues was due to higher pricing for our products and services, as well as improved utilization of manufacturing capacity and field service personnel. However, this improvement was partially offset by ongoing inflationary pressures, leading to increased operating costs, and certain expenses associated with consolidations undertaken in June 2023 of our tracer diagnostics business and Repeat Precision’s manufacturing operations in Mexico, as discussed in “Note 7. Accrued Expenses” in the accompanying unaudited consolidated financial statements. Cost of product sales was $30.8 million, or 63.1% of product sales revenue, and cost of services was $11.1 million, or 55.3% of services revenue, for the six months ended June 30, 2023. For the six months ended June 30, 2022, cost of product sales was $31.2 million, or 68.3% of product sales revenue, and cost of services was $11.6 million, or 55.1% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $30.6 million for the six months ended June 30, 2023 as compared to $29.8 million for the six months ended June 30, 2022. This increase in expense reflects higher compensation and benefit costs of $2.4 million primarily associated with salary increases implemented during the first quarter of 2023, increased headcount and higher incentive bonus accruals. In addition, we recorded severance costs of $0.2 million associated with our tracer diagnostics business consolidation efforts. We also experienced higher travel and entertainment, insurance, and software costs of $0.3 million, $0.2 million and $0.2 million, respectively, largely offset by lower professional fees and share-based compensation costs of $1.7 million and $0.9 million, respectively.

Provision for litigation

The provision for litigation totaled $42.4 million for the six months ended June 30, 2023, which represents a provision related to the judgment rendered on May 15, 2023 in the Texas Matter for probable damages, as well as our best estimate of a loss within the range of outcomes in the Wyoming Matter, for which the trial began in late July 2023. See Note 9, “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion of these Legal Matters.

Other income, net

Other income was $1.8 million for the six months ended June 30, 2023 as compared to $1.0 million for the six months ended June 30, 2022. This change was due to an increase in royalty income and scrap sales, and $0.3 million was associated with a technical services and assistance agreement.

Foreign currency exchange gain, net

Foreign currency exchange gain was $0.1 million for the six months ended June 30, 2023 as compared to less than $0.1 million for the six months ended June 30, 2022. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense (benefit)

Income tax expense was $0.3 million for the six months ended June 30, 2023 as compared to a benefit of $0.5 million for the six months ended June 30, 2022. Included in the amount for the six months ended June 30, 2023 was a tax expense of $9.6 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.3 million related to stock awards, and a tax benefit of $0.5 million related to foreign taxes. Included in the amount for the six months ended June 30, 2022 was a tax expense of $0.6 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.7 million related to stock awards, and a tax benefit of $0.2 million related to foreign taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of June 30, 2023, we had cash and cash equivalents of $13.7 million, and total outstanding indebtedness of $8.8 million primarily related to finance lease obligations. Our secured asset-based revolving credit facility (the “ABL Facility”) consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At June 30, 2023, our borrowing base under the ABL Facility was $12.6 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $4.3 million. As of June 30, 2023, Repeat Precision had $0.8 million of outstanding indebtedness under the promissory note.

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

As further described at Note 9, “Commitments and Contingencies,” we recorded a loss of $42.4 million during the six months ended June 30, 2023, associated with Legal Matters. We intend to appeal the judgment on the Texas Matter and believe we have strong arguments that may lead to a reversal of some or all of the awarded damages. Also, while we expect a large portion, up to all, of any resultant liability to be covered by our insurance carrier, we have not recognized the expected insurance recoveries, other than amounts previously paid by our insurance carrier to the plaintiff, as an asset or an offsetting benefit to the provision for legal contingencies as of June 30, 2023. While the outcome of our Legal Matters cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of these Legal Matters, considering our intent to appeal the judgment in the Texas Matter and our expected insurance recoveries, will have a material adverse effect on our liquidity.

We do not believe this loss contingency constitutes an event of default, as defined under the Credit Agreement, and therefore we remain in compliance with our financial covenants as of June 30, 2023. We believe our insurance coverage, supplemented with our cash on hand and current borrowing capacity would provide sufficient funding to settle any resulting outstanding obligations, and to provide adequate funding for the ensuing twelve-month period. However, if our insurance provider were to deny coverage or no longer fund the ongoing litigation, including legal fees or the bond for the appeals process, we may need to use our cash on hand and availability under our revolving line of credit to do so. While this result is currently unexpected, if we had to pay, this would significantly limit the amount of cash on hand and availability under our ABL Facility to support our ongoing liquidity requirements and could result in an event of default or require additional and more frequent reporting burdens and impose restrictions on cash usage under our ABL Facility.

Our capital expenditures for the six months ended June 30, 2023 and 2022 were $1.3 million and $0.5 million, respectively. We plan to incur approximately $2 million to $3 million in capital expenditures during 2023, which includes (i) upgrades to our tracer diagnostics deployment and sampling equipment, (ii) machining equipment at Repeat Precision, (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (iv) new computers and engineering workstations and (v) software development and implementation.

To the extent we require additional liquidity to fund our capital requirements, including our finance lease obligations, or repay existing indebtedness, we would expect to obtain it through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and ability to meet our obligations and fund capital requirements also depend on our future financial performance including the ability to manage costs, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell equity to finance such acquisitions, which could result in incremental expenses or dilution.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(1,042)	$(5,198)
Net cash used in investing activities	(978)	(301)
Net cash used in financing activities	(273)	(1,525)
Effect of exchange rate changes on cash and cash equivalents	(195)	(214)
Net change in cash and cash equivalents	$(2,488)	$(7,238)

Operating Activities

Net cash used in operating activities was $1.0 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively. The improvement in cash flow was primarily driven by lower loss from operations in the first half of 2023 (excluding the non-cash provision for litigation) as compared to the same period in 2022, as well as the change in accounts receivable driven by sales activity and favorable collections experience, the relative payment of our annual incentive bonus, which was lower for fiscal 2022 (paid in the first quarter of 2023) than fiscal 2021 (paid in the first quarter of 2022), and lower payments related to cash-settled share-

based compensation. Partially offsetting these items that contributed to an increase in cash was the use of cash for additional investment in inventory in 2023.

Investing Activities

Net cash used in investing activities was $1.0 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, reflecting an increase in investment in property and equipment.

Financing Activities

Net cash used in financing activities was $0.3 million and $1.5 million for the six months ended June 30, 2023 and 2022. Our primary uses of funds for the six months ended June 30, 2023 and 2022 were principal payments of $0.7 million and $0.7 million, respectively, related to our finance leases, and payments of $0.3 million and $0.4 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation. Partially offsetting the use of funds for the six months ended June 30, 2023 and 2022, were net borrowings under the Repeat Promissory Note of $0.7 million and $0.4 million, respectively.

Material Cash Requirements

Except for the Legal Matters and operating lease as discussed in “Note 9. Commitments and Contingencies” to our unaudited condensed consolidated financial statements, there have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2022.

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

•impact of severe weather conditions and the Canadian wildfires;

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 9. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2022.

Item 6.  Exhibits

Exhibit
No.		Description
	10.1	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2023).
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2023	NCS Multistage Holdings, Inc.

	By:	/s/ Michael Morrison
Michael Morrison
Chief Financial Officer

(Principal Financial Officer and Authorized
Signatory)