Form 10-Q
period 2023-09-30
NCS Multistage Holdings, Inc.
filed 2023-10-31
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, there were 2,439,126 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$11,398	$16,234
Accounts receivable—trade, net	30,252	27,846
Inventories, net	42,035	37,042
Prepaid expenses and other current assets	2,342	2,815
Other current receivables	4,037	3,726
Total current assets	90,064	87,663
Noncurrent assets
Property and equipment, net	24,390	23,316
Goodwill	15,222	15,222
Identifiable intangibles, net	4,574	5,076
Operating lease assets	5,138	4,515
Deposits and other assets	2,057	2,761
Deferred income taxes, net	257	46
Total noncurrent assets	51,638	50,936
Total assets	$141,702	$138,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$9,402	$7,549
Accrued expenses	5,065	4,391
Income taxes payable	16	468
Operating lease liabilities	1,562	1,274
Current maturities of long-term debt	1,755	1,489
Other current liabilities	2,031	2,522
Total current liabilities	19,831	17,693
Noncurrent liabilities
Long-term debt, less current maturities	6,543	6,437
Operating lease liabilities, long-term	4,125	3,680
Accrual for legal contingencies	40,750	—
Other long-term liabilities	1,281	1,328
Deferred income taxes, net	486	199
Total noncurrent liabilities	53,185	11,644
Total liabilities	73,016	29,337
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,476,465 shares issued and 2,438,994 shares outstanding at September 30, 2023 and 2,434,809 shares issued
and 2,408,474 shares outstanding at December 31, 2022	25	24
Additional paid-in capital	443,759	440,475
Accumulated other comprehensive loss	(86,253)	(85,617)
Retained deficit	(305,256)	(262,464)
Treasury stock, at cost, 37,471 shares at September 30, 2023 and 26,335 shares
at December 31, 2022	(1,654)	(1,389)
Total stockholders' equity	50,621	91,029
Non-controlling interest	18,065	18,233
Total equity	68,686	109,262
Total liabilities and stockholders' equity	$141,702	$138,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Product sales	$27,286	$33,965	$76,149	$79,549
Services	10,993	14,905	31,075	35,897
Total revenues	38,279	48,870	107,224	115,446
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	17,118	20,754	47,945	51,910
Cost of services, exclusive of depreciation and amortization expense shown below	5,449	7,640	16,564	19,210
Total cost of sales, exclusive of depreciation and amortization expense shown below	22,567	28,394	64,509	71,120
Selling, general and administrative expenses	12,669	15,379	43,297	45,148
Depreciation	1,001	882	2,892	2,742
Amortization	168	168	502	502
Income (loss) from operations	1,874	4,047	(3,976)	(4,066)
Other income (expense)
Interest expense, net	(27)	(204)	(447)	(794)
Provision for litigation, net of recoveries	(98)	—	(42,498)	—
Other income, net	1,983	564	3,753	1,556
Foreign currency exchange loss, net	(157)	(563)	(79)	(562)
Total other income (expense)	1,701	(203)	(39,271)	200
Income (loss) before income tax	3,575	3,844	(43,247)	(3,866)
Income tax benefit	(537)	(120)	(287)	(623)
Net income (loss)	4,112	3,964	(42,960)	(3,243)
Net (loss) income attributable to non-controlling interest	(296)	29	(168)	(162)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$4,408	$3,935	$(42,792)	$(3,081)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.78	$1.61	$(17.33)	$(1.27)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.77	$1.58	$(17.33)	$(1.27)
Weighted average common shares outstanding
Basic	2,479	2,438	2,469	2,430
Diluted	2,489	2,488	2,469	2,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$4,112	$3,964	$(42,960)	$(3,243)
Foreign currency translation adjustments, net of tax of $0	(979)	(3,359)	(636)	(4,118)
Comprehensive income (loss)	3,133	605	(43,596)	(7,361)
Less: Comprehensive (loss) income attributable to non-controlling interest	(296)	29	(168)	(162)
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$3,429	$576	$(43,428)	$(7,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	913	—	—	—	—	—	913
Net loss	—	—	—	—	—	—	(14,969)	—	—	(27)	(14,996)
Vesting of restricted stock	—	—	41,489	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(11,086)	(264)	—	(264)
Currency translation adjustment	—	—	—	—	—	(99)	—	—	—	—	(99)
Balances as of March 31, 2023	—	$—	2,476,298	$25	$441,387	$(85,716)	$(277,433)	(37,421)	$(1,653)	$18,206	$94,816
Share-based compensation	—	—	—	—	1,044	—	—	—	—	—	1,044
Net (loss) income	—	—	—	—	—	—	(32,231)	—	—	155	(32,076)
Currency translation adjustment	—	—	—	—	—	442	—	—	—	—	442
Balances as of June 30, 2023	—	$—	2,476,298	$25	$442,431	$(85,274)	$(309,664)	(37,421)	$(1,653)	$18,361	$64,226
Share-based compensation	—	—	—	—	1,328	—	—	—	—	—	1,328
Net income (loss)	—	—	—	—	—	—	4,408	—	—	(296)	4,112
Vesting of restricted stock	—	—	167	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(50)	(1)	—	(1)
Currency translation adjustment	—	—	—	—	—	(979)	—	—	—	—	(979)
Balances as of September 30, 2023	—	$—	2,476,465	$25	$443,759	$(86,253)	$(305,256)	(37,471)	$(1,654)	$18,065	$68,686

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

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(42,960)	$(3,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,394	3,244
Amortization of deferred loan costs	153	180
Write-off of deferred loan costs	—	196
Share-based compensation	4,198	4,490
Provision for inventory obsolescence	256	1,885
Deferred income tax expense	147	109
Gain on sale of property and equipment	(423)	(339)
Provision for (recovery of) credit losses	112	(60)
Provision for litigation, net of recoveries	42,498	—
Proceeds from note receivable	338	474
Changes in operating assets and liabilities:
Accounts receivable—trade	(2,593)	(12,534)
Inventories, net	(6,356)	(4,013)
Prepaid expenses and other assets	544	1,868
Accounts payable—trade	2,824	2,274
Accrued expenses	(1,025)	(161)
Other liabilities	(2,334)	(2,509)
Income taxes receivable/payable	(219)	(897)
Net cash used in operating activities	(1,446)	(9,036)
Cash flows from investing activities
Purchases of property and equipment	(1,704)	(768)
Purchase and development of software and technology	(263)	(78)
Proceeds from sales of property and equipment	454	406
Net cash used in investing activities	(1,513)	(440)
Cash flows from financing activities
Payments on finance leases	(1,159)	(1,090)
Line of credit borrowings	11,702	10,214
Payments of line of credit borrowings	(11,758)	(10,189)
Treasury shares withheld	(265)	(382)
Payment of deferred loan cost related to ABL facility	—	(940)
Net cash used in financing activities	(1,480)	(2,387)
Effect of exchange rate changes on cash and cash equivalents	(397)	(428)
Net change in cash and cash equivalents	(4,836)	(12,291)
Cash and cash equivalents beginning of period	16,234	22,168
Cash and cash equivalents end of period	$11,398	$9,877
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$1,665	$1,477
Assets obtained in exchange for new operating lease liabilities	$1,791	$1,205

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. Revenue by geography is attributed based on the current billing address of the customer. The following table depicts the disaggregation of revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States
Product sales	$5,200	$8,217	$20,202	$24,551
Services	2,812	3,294	8,511	8,171
Total United States	8,012	11,511	28,713	32,722
Canada
Product sales	21,531	25,748	54,062	54,455
Services	6,613	9,011	19,074	21,681
Total Canada	28,144	34,759	73,136	76,136
Other Countries
Product sales	555	—	1,885	543
Services	1,568	2,600	3,490	6,045
Total Other Countries	2,123	2,600	5,375	6,588
Total
Product sales	27,286	33,965	76,149	79,549
Services	10,993	14,905	31,075	35,897
Total revenues	$38,279	$48,870	$107,224	$115,446

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table presents the current contract liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

Balance at December 31, 2022	$51
Additions	423
Revenue recognized	(5)
Balance at September 30, 2023	$469

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of September 30, 2023 and December 31, 2022 is included in current liabilities on the condensed consolidated balance sheets. Our performance obligations for our product and services revenues are satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was less than $0.1 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and less than $0.1 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories, net

Inventories consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$2,957	$2,135
Work in process	4	38
Finished goods	39,074	34,869
Total inventories, net	$42,035	$37,042

Note 4.  Other Current Receivables

Other current receivables consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Current income tax receivables	$1,074	$1,868
Employee receivables	253	354
Other receivables	2,710	1,504
Total other current receivables	$4,037	$3,726

Employee receivables primarily consist of amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on home-country tax returns. The primary components of the other receivables balances include $1.9 million due as of September 30, 2023, pursuant to a research and development contract, for which there is a corresponding accounts payable related to outside service provider costs incurred, as well as amounts associated with U.S. employee retention credit (“ERC”) claims totaling $0.9 million at December 31, 2022, of which $0.7 million was collected in September 2023, along with $0.1 million of interest, with a remaining receivable of $0.1 million at September 30, 2023. In addition, we had a $0.7 million receivable at December 31, 2022 associated with our technical services and assistance agreement with Special Oilfield Services Co., LLC. This receivable, net of withholding tax, was collected in June 2023. In 2023, we began recording the receivable earned associated with this technical services and assistance agreement quarterly, for which the receivable totaled $0.5 million as of September 30, 2023.

Note 5.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Land	$1,589	$1,592
Building and improvements	7,420	7,462
Machinery and equipment	19,401	18,156
Computers and software	2,344	2,107
Furniture and fixtures	707	748
Vehicles	273	262
Right of use assets - finance leases	12,423	11,231
Service equipment	57	57
	44,214	41,615
Less: Accumulated depreciation and amortization	(20,740)	(18,844)
	23,474	22,771
Construction in progress	916	545
Property and equipment, net	$24,390	$23,316

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of sales
Cost of product sales	$414	$344	$1,158	$1,068
Cost of services	144	118	443	414
Selling, general and administrative expenses	443	420	1,291	1,260
Total depreciation	$1,001	$882	$2,892	$2,742

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As of September 30, 2023, we evaluated potential triggering events, including the Texas Matter discussed in “Note 9. Commitments and Contingencies” and the decline in the quoted price of our common stock. However, we determined that there were no triggering events that indicated potential impairment of our property and equipment for the three and nine months ended September 30, 2023 and 2022, respectively, and accordingly no impairment loss has been recorded.

Note 6.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of September 30, 2023 and 2022, we did not identify any triggering events for Repeat Precision, our only reportable unit with goodwill, that would indicate potential impairment. Therefore, no goodwill impairment has been recorded for the three and nine months ended September 30, 2023 and 2022, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2023
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(798)	$3,160
Customer relationships	10	4,100	(2,734)	1,366
Total amortizable intangible assets		$8,058	$(3,532)	$4,526
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,532)	$4,574

		December 31, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(604)	$3,354
Customer relationships	10	4,100	(2,426)	1,674
Total amortizable intangible assets		$8,058	$(3,030)	$5,028
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,030)	$5,076

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended September 30, 2023 and 2022 and $0.5 million for each of the nine months ended September 30, 2023 and 2022, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of September 30, 2023, we evaluated potential triggering events, including the Texas Matter discussed in “Note 9. Commitments and Contingencies” and the decline in the quoted price of our common stock. However, we determined that there were no triggering events which indicated potential impairment of our intangibles, which are substantially related to our Repeat Precision asset group. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three and nine months ended September 30, 2023 and 2022.

Note 7.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll and bonus	$2,342	$3,227
Property and franchise taxes accrual	292	340
Severance and other termination benefits	473	—
Accrual for legal contingencies (See Note 9)	1,743	—
Accrued other miscellaneous liabilities	215	824
Total accrued expenses	$5,065	$4,391

In June 2023, we implemented efforts to streamline our tracer diagnostics operations, which involved employee terminations or relocations, as well as the consolidation of certain leased facilities. Similarly, Repeat Precision consolidated its two manufacturing facilities in Mexico. In connection with these efforts, we recognized severance and moving costs totaling $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we have not recognized any lease termination costs associated with these efforts, but we may incur such costs in the future if we decide to terminate the operating leases or cannot sublet the facilities. Repeat Precision has agreed to sublet the former facility in Mexico beginning in October 2023.

In July 2023, an executive officer and NCS agreed that he would leave his position. In connection therewith and pursuant to an employment agreement, we incurred severance and other charges of $1.0 million in July 2023. Of these charges, $0.4 million represents the acceleration of expense recognition under stock-based compensation arrangements because these long-term incentive awards will continue to vest in accordance with the underlying agreements, but there is no further service requirement. The cash payments to the former executive of $0.6 million commenced in July 2023 and we paid $0.1 million for the quarter ended September 30, 2023, resulting in a remaining severance and other termination benefits accrual of $0.5 million as of September 30, 2023. We expect this severance and other termination benefits liability to be fully paid by July 2024.

Note 8.  Debt

Our long-term debt consists of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	56
Finance leases	8,298	7,870
Total debt	8,298	7,926
Less: current portion	(1,755)	(1,489)
Long-term debt	$6,543	$6,437

The estimated fair value of total debt as of September 30, 2023 and December 31, 2022 was $7.0 million and $6.8 million, respectively. The fair value of the Repeat Precision Promissory Note (as defined below) approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

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

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our available borrowing base under the ABL Facility at September 30, 2023 was $19.7 million. The ABL Facility will mature on May 3, 2027. As of September 30, 2023 and December 31, 2022, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at September 30, 2023 was 7.7%. We incurred interest expense related to the ABL Facility, including commitment fees, of less than $0.1 million for each of the three months ended September 30, 2023 and 2022 and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of September 30, 2023, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three months ended September 30, 2023 and 2022 and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, was included in interest expense, net.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note for an aggregate borrowing capacity of $4.3 million with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note has a one year term that has been renewed several times and is scheduled to mature on August 10, 2024. The note bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at September 30, 2023 was 9.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of September 30, 2023, there was no outstanding indebtedness under the promissory note. As of December 31, 2022, Repeat Precision had $0.1 million of outstanding indebtedness under the promissory note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and is not guaranteed by any other NCS entity.

Finance Leases

We lease assets under finance lease arrangements including an office and laboratory in Tulsa, Oklahoma, as well as facilities in Odessa, Texas, and certain operating equipment and software. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light vehicles and trucks that meet the finance lease criteria.

Note 9.  Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

Texas Matter

NCS was a defendant in a lawsuit in the District Court of Winkler County, Texas, for which the trial began in late April 2023 (the “Texas Matter”). The lawsuit was filed in September 2019 by plaintiffs Boyd & McWilliams Energy Group, Inc. et. al. claiming damage to their wells in 2018 resulting from an alleged product defect related to components provided by a third-party supplier. On May 2, 2023, the jury returned a verdict against us, and included damages figures in favor of the plaintiff for $17.5 million and up to $42.5 million, net of amounts owed to us. On May 15, 2023, a judgment was rendered which awarded the plaintiffs total damages of $42.5 million, inclusive of pre-judgment interest, further subject to court costs and post-judgment interest. We believe that existing established case law supports a strong ground to appeal the judgment with regards to the proper measure of damages. We intend to appeal the judgment and believe we have strong arguments that may lead to a reversal of some or all the awarded damages. In addition, we expect a large portion, up to all, of any resultant liability to be covered by our insurance carrier. The parties in the Texas Matter, including our insurance carrier, attended a mediation meeting in late August 2023. While no agreement has yet been reached, all parties have continued with settlement negotiations. If the Texas Matter is not settled through the mediation effort, the appeals process could take more than a year and could result in a new trial or further appeals, which may not conclude for several years thereafter.

As of September 30, 2023, we have accrued a provision for litigation of $40.8 million associated with the Texas Matter. This represents the total judgment rendered plus court costs, net of $2.0 million previously paid by our insurance carrier to the plaintiff. The judgment in the Texas Matter also included an award of post-judgment interest, to be calculated at 8%, compounded annually, until payment of the final judgment. This post-judgment interest totals approximately $1.2 million for the period May 16, 2023 through September 30, 2023. However, in light of mediation discussions, NCS’s intent to appeal the matter if not settled at a mutually-agreed amount that aligns with a more appropriate measure of damages, and the expectation that a large portion, up to all post-judgment interest will be covered by our insurance provider, we do not believe the payment of this post-judgment interest is probable, and therefore, have not accrued this amount as of September 30, 2023. If we successfully appeal or settle the Texas Matter for an amount less than the total judgment, we will reduce our accrual for legal contingencies and reverse such portion of the provision for litigation expense during the applicable period. Conversely, we could increase the accrual for legal contingencies and corresponding provision for liabilities if we determined that the payment of post-judgment interest is probable or if there are additional court fees associated with the Texas Matter.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, except as noted above for the amounts previously paid by our insurance carrier in the Texas Matter, we have not recognized expected but unpaid insurance recoveries as an asset or an offsetting benefit to the provision for legal contingencies as of September 30, 2023. Any such insurance proceeds will reduce our accrual for legal contingencies and reverse such portion of the provision for litigation expense in the period received or when determined to be realizable.

Wyoming Matter

NCS was the defendant in a lawsuit in a state district court in Wyoming, which settled in August 2023 (the “Wyoming Matter”). The claim related to an alleged service issue by our personnel during completion operations. The parties agreed to a settlement that included a payment to the plaintiff of $2.0 million, which was paid on NCS’s behalf under a policy of insurance and NCS received $0.6 million as reimbursement of unpaid invoices from the plaintiff. During the three months ended September 30, 2023, we reversed our previous accrual for this legal contingency of $1.7 million, and we recorded the benefit from payment of the aged invoices as other income in the accompanying condensed consolidated statement of operations.

Canada Patent Matters

•On July 24, 2018, we filed a patent infringement lawsuit seeking unspecified damages against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada (“Canada Court”), alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. On July 12, 2019, Kobold filed a counterclaim seeking unspecified damages alleging that our fracturing tools and methods infringe on their patent. The patent infringement litigation against Kobold and their counterclaim was heard in early 2022.

On October 10, 2023, the judge rendered a decision against us holding that our asserted patents are invalid and that we are infringing the Kobold asserted patent. The Canada Court ordered us to pay Kobold approximately $1.7 million ($2.4 million in Canadian dollars) in costs and disbursements, as well as taxes payable thereon, and granted an injunction prohibiting us from any further infringement of their patent. This amount is included in provision for litigation in the accompanying condensed consolidated statement of operations and in our accrued expenses in the accompanying condensed unaudited balance sheet. See “Note 7. Accrued Expenses”.

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court as well as to reduce the costs award significantly. We intend to appeal the judgment and believe we have strong arguments that may lead to a reversal of substantial portions of the decision. In addition, we do not know what damages, if any, the Canada Court will award to Kobold as the damages portion was bifurcated and will likely be heard by the Canada Court only after we complete our appeal of the liability phase. We expect the appeal to be heard in late 2024, and a decision granted in early to mid-2025. If we do not prevail in the appeal phase, we would expect any damages awarded to be more modest because of the relative ease and minimal cost in implementing changes to our product to comply with the injunction, with such changes having resulted to date in insignificant commercial impact.

•On April 6, 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in Canadian Court, alleging that our fracturing tools infringe on their Canadian patents. In the summary judgment phase, we have successfully dismissed some of the asserted products. However, we were not able to dismiss all of the claims because there remained factual determinations that were not possible in a summary judgment proceeding for our other products. We believe we have strong arguments of invalidity and non-infringement in this matter. This patent infringement litigation has not yet been assigned a trial date.

Other Patent Matters

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

Note 10.  Share-Based Compensation

During the nine months ended September 30, 2023, we granted 81,021 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $24.49. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the members of our Board of Directors generally vest on the one year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the nine months ended September 30, 2023, we granted 90,041 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $24.49. When the ESUs are originally granted to employees, they are valued at fair value, which we measure as the closing price of our common stock on the date of grant. Since the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the nine months ended September 30, 2023, we granted 13,681 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2023 to December 31, 2025. The PSUs grant date fair value of $36.02 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU associated with the March 2023 award will settle for between zero and two shares of our common stock in the first quarter of 2026. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

Total share-based compensation expense for all awards was $1.7 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $4.2 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (15.0)% and (3.1)% for the three months ended September 30, 2023 and 2022, respectively, and 0.7% and 16.1% for the nine months ended September 30, 2023 and 2022, respectively. During these periods, our ETR differed from the statutory federal income tax rate primarily due to the tax effects of changes in valuation allowance on deferred tax assets not expected to be realized and the tax expense recorded related to stock awards and foreign taxes.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share from net income (loss) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$4,112	$3,964	$(42,960)	$(3,243)
Less: (loss) income attributable to non-controlling interest	(296)	29	(168)	(162)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$4,408	$3,935	$(42,792)	$(3,081)

Denominator
Basic weighted average number of shares	2,479	2,438	2,469	2,430
Dilutive effect of stock options, RSUs and PSUs	10	50	—	—
Diluted weighted average number of shares	2,489	2,488	2,469	2,430

Earnings (loss) per common share
Basic	$1.78	$1.61	$(17.33)	$(1.27)
Diluted	$1.77	$1.58	$(17.33)	$(1.27)

Potentially dilutive securities excluded as anti-dilutive	114	210	147	275

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

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our fracturing systems products and services can be used in both cemented and open-hole wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services. As an extension of fracturing systems, we offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the number of hydrocarbons produced from their assets.

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

Based on E&P company activity to date and expected capital budgets for the remainder of 2023, and updated industry reports, we believe that annual average drilling and completion industry activity in Canada will be flat compared to the prior year level, which is lower than our original estimate in prior quarters as the industry activity has been slower than anticipated, and the activity in the United States will decline on average by 5% - 10% over that period. We continue to expect international industry activity to improve by over 10% in 2023 as compared to the prior year.

Oil and natural gas prices were volatile in 2022, and this volatility has continued into 2023. The ongoing war between Russia and Ukraine has played a significant role in this volatility, as the invasion by Russia in February 2022 led to increased prices. The impact of the war on pricing was somewhat mitigated by heightened uncertainty in demand and growing concerns about a global recession. Certain countries have agreed and extended voluntary crude oil output cuts to mitigate the impact of uncertain economic conditions on the oil market. See further discussion below on these voluntary output cuts. In addition, Hamas attacked Israel in October 2023 and the resulting Israeli-Hamas conflict could add to commodity price volatility if the war continues and escalates.

We continue to face intense competitive pressure across all of our product and services offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. Furthermore, this competitive pressure constrains our ability to raise prices in an inflationary environment. The competitive pressure for our fracturing system product line may increase as a result of the recent court decision which held certain of our Canadian patents to be invalid. The court also issued an injunction, for which, to comply, we have made minor product modifications. These modifications have had minimal, if any, cost or commercial impact on us, and we do not anticipate significant commercial impact, as a result thereof in the future. For further discussion of this matter, please see “Note 9. Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Since late 2021, we have experienced modest disruptions to our supply chain, and higher prices for certain raw materials, including steel and chemicals, and purchased components and outsourced services. This cost inflation persisted throughout 2022 and has continued into 2023, though prices for steel have begun to moderate. Consequently, we qualified additional suppliers to fulfill our requirements for materials, components, and services to mitigate the risk of negative supply disruptions or prolonged delivery times. While we have increased customer prices because of our higher raw material and component costs, these price increases have not always fully offset our higher input costs and there has been a delay in our ability to do so. We also have experienced tight labor conditions which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which have impacted both our cost of sales and selling, general and administrative (“SG&A”) expenses. This labor cost inflation increased throughout 2022 and continues into 2023, and has resulted in higher salaries, hourly pay rates and benefit costs.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, have increased reference interest rates, an action which typically has the effect of increasing borrowing costs and restraining economic activity. While there has been a recent pause on further rate increases, the U.S. Federal Reserve could raise the referenced interest rates in the near term, which may add further stress on banking systems. There have been several noted regional bank failures in the United States during 2023. Although we have no direct exposure to these banks, there is a possibility that any resulting instability of the banking system could reduce the rate of global economic growth and might lead to a recessionary environment in certain economies, including Europe and the United States. Any decline in economic activity resulting from such actions could moderate or lower demand for oil and natural gas.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing decreasing in the first half of 2023 but then rising to an average WTI price of $82/BBL during the third quarter of 2023, compared to an average price of approximately $83/BBL during the fourth quarter of 2022. This increase in the third quarter of 2023 reflects the extension of crude oil production cuts of 1.3 MMBBL/D primarily by Saudi Arabia in addition to tightening oil markets and lower global inventories partially offset by a softer macroeconomic environment, which may lower demand. In 2022, to address the uncertain outlook in the global economic and oil markets, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) agreed to a collective voluntary oil production reduction of 2 MMBBL/D beginning in November 2022 through December 2023. During 2023, OPEC+ announced further output cuts through December 2023 as well as additional output cuts beginning in January 2024 through December 2024 that will limit production to a combined total of 40.5 MMBBL/D. In addition to the OPEC+ productions cuts, other countries, primarily Saudi Arabia, announced further reductions beginning in July 2023 through December 2023.

Natural gas pricing also continues to be volatile and has decreased in 2023 to an average of $2.59 per MMBtu during the third quarter of 2023 compared to an average of $5.55 per MMBtu during the fourth quarter of 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. In the second and third quarters of 2022, natural gas pricing in the United States was supported by increased demand for exports of liquified natural gas (“LNG”), especially for power generation in Europe and Asia, reflecting European demand for LNG sourced from the United States and other regions to offset supply historically provided by Russia. However, natural gas pricing has declined in 2023 due to the recent overall warm winter weather conditions and extended downtime at an LNG export facility, which has decreased near-term demand and led to robust levels of natural gas in storage, which has negatively impacted drilling and completion activity in certain regions, particularly in the United States.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
9/30/2022	$93.06	$100.71	$8.03
12/31/2022	82.79	88.72	5.55
3/31/2023	75.93	81.07	2.64
6/30/2023	73.54	77.99	2.16
9/30/2023	82.25	86.65	2.59

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the third quarter of 2022, as provided by Baker Hughes Company. The quarterly changes, particularly for the second quarter Canadian land rig count, can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2022	744	198	942
12/31/2022	760	187	947
3/31/2023	744	221	965
6/30/2023	699	116	815
9/30/2023	630	187	817

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity continued to increase from lows reached in late 2020 until the fourth quarter of 2022. However, the average U.S. land rig count has declined by 17%, to 630, in the third quarter of 2023 as compared to the fourth quarter of 2022, and has also declined by 15% compared to the same period in 2022. The average land rig count in Canada for the third quarter of 2023 was lower by 6% compared to the same period in 2022. We currently expect U.S. rig counts and completion activity in 2023 to decline from the prior year levels while the Canadian activity will remain flat.

A substantial portion of our business is subject to seasonality which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. During the second quarter of 2023, access to well sites was further impacted by Canadian wildfires, a seasonal phenomenon, but more extensive in 2023 relative to prior years. These wildfires resulted in selected shut-ins of oil and natural gas production, which has negatively impacted certain of our customers cash flows, which has impacted drilling and completion activity in the third quarter of 2023 as compared to initial budgeted activity. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In recent years, many customers in the United States and Canada exhausted their capital budgets prior to the end of the year, which can lead to reductions in drilling and completion activity during the fourth quarter.

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, the sale of composite frac plugs, perforating guns and related products through Repeat Precision and from sales of our tracer diagnostics services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products.

Product sales represented 71% and 70% of our revenues for the three months ended September 30, 2023 and 2022, respectively, and 71% and 69% for the nine months ended September 30, 2023 and 2022, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29% and 30% of our revenues for the three months ended September 30, 2023 and 2022, respectively, and 29% and 31% for the nine months ended September 30, 2023 and 2022, respectively. Services include our tool charges and associated services related to our fracturing systems and tracer diagnostics services. Services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, our personnel and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 74% and 71% for the three months ended September 30, 2023 and 2022, respectively, and approximately 68% and 66% for the nine months ended September 30, 2023 and 2022, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. A further strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and SG&A expenses.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates manufacturing facilities with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our cost of parts and components, although these tariffs have recently declined. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine, though prices for steel have begun to moderate. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 31% and 39% for the three months ended September 30, 2023 and 2022, respectively, and approximated 30% and 26% for the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2023	2022	$	% (1)
Revenues
Product sales	$27,286	$33,965	$(6,679)	(19.7)%
Services	10,993	14,905	(3,912)	(26.2)%
Total revenues	38,279	48,870	(10,591)	(21.7)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	17,118	20,754	(3,636)	(17.5)%
Cost of services, exclusive of depreciation and amortization expense shown below	5,449	7,640	(2,191)	(28.7)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	22,567	28,394	(5,827)	(20.5)%
Selling, general and administrative expenses	12,669	15,379	(2,710)	(17.6)%
Depreciation	1,001	882	119	13.5%
Amortization	168	168	—	—%
Income from operations	1,874	4,047	(2,173)	(53.7)%
Other income (expense)
Interest expense, net	(27)	(204)	177	86.8%
Provision for litigation, net of recoveries	(98)	—	(98)	(100.0)%
Other income, net	1,983	564	1,419	251.6%
Foreign currency exchange loss, net	(157)	(563)	406	72.1%
Total other income (expense)	1,701	(203)	1,904	NM
Income before income tax	3,575	3,844	(269)	(7.0)%
Income tax benefit	(537)	(120)	(417)	(347.5)%
Net income	4,112	3,964	148	3.7%
Net (loss) income attributable to non-controlling interest	(296)	29	(325)	NM
Net income attributable to NCS Multistage Holdings, Inc.	$4,408	$3,935	$473	12.0%

________________

(1)NM – Percentage not meaningful

Revenues

Revenues were $38.3 million for the three months ended September 30, 2023 as compared to $48.9 million for the three months ended September 30, 2022. This decrease reflects lower Canadian and U.S. product sales and services revenues and lower international services revenues, partially offset by an increase in international product sales. These results were impacted by lower activity levels in 2023 compared to the prior period. The average rig counts in Canada and the United States decreased in the third quarter of 2023 by 6% and 15%, respectively, compared to the same period in 2022. Sales of our products in the United States continue to be affected by lower natural gas prices, which had a negative impact on customer activity levels, and sales in Canada were primarily impacted by the commodity price volatility and continuing effect of the Canadian wildfires in 2023. The decreases in revenue were partially offset by favorable pricing for some of our offerings. Overall, product sales for the three months ended September 30, 2023 were $27.3 million as compared to $34.0 million for the three months ended September 30, 2022. Services revenues totaled $11.0 million as compared to $14.9 million for the same periods.

Cost of sales

Cost of sales was $22.6 million, or 59.0% of revenues, for the three months ended September 30, 2023 as compared to $28.4 million, or 58.1% of revenues, for the three months ended September 30, 2022. The increase in the cost of sales as a percentage of revenues was primarily due to lower product sales volumes, impacted by a general decrease in activity level in the industry, as well as ongoing inflationary pressures, leading to increased operating costs. The increase was partially offset by improved pricing for our products and services. For the three months ended September 30, 2023, cost of product sales was $17.1 million, or 62.7% of product sales revenue, and cost of services was $5.4 million, or 49.6% of services revenue. For the three months ended September 30, 2022, cost of product sales was $20.8 million, or 61.1% of product sales revenue, and cost of services was $7.6 million, or 51.3% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.7 million for the three months ended September 30, 2023 as compared to $15.4 million for the three months ended September 30, 2022. This decrease in expense reflects a decline in relative annual incentive bonus accruals year-over-year of $2.3 million and lower professional fees of $1.8 million. These decreases were partially offset by an increase in severance charges of $0.6 million primarily associated with the departure of a former executive, which also contributed to an increase in share-based compensation of $0.7 million as discussed in “Note 7. Accrued Expenses” in the accompanying unaudited consolidated financial statements.

Provision for litigation, net of recoveries

During the three months ended September 30, 2023, the Wyoming Matter was settled, whereby the plaintiff received $2.0 million, which was paid on NCS’s behalf under a policy of insurance, and the plaintiff agreed to reimburse NCS for unpaid invoices totaling $0.6 million, which was included in other income, net in the accompanying statement of operations. Consequently, we reversed the accrual for legal contingencies associated with this matter which totaled $1.7 million. In addition, in October 2023 the Canada Court ordered us to pay $1.7 million ($2.4 million in Canadian dollars) of legal fees associated with a patent infringement case, which we accrued during the three months ended September 30, 2023. See “Note 9. Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Other income, net

Other income, net was $2.0 million for the three months ended September 30, 2023 as compared to $0.6 million for the three months ended September 30, 2022. This change was largely due to the recovery of unpaid invoices through settlement of the Wyoming Matter, as discussed above, as well as an increase in royalty income and scrap sales, and $0.1 million was associated with a technical services and assistance agreement.

Foreign currency exchange loss, net

Foreign currency exchange loss, net was $0.2 million for the three months ended September 30, 2023 as compared to $0.6 million for the three months ended September 30, 2022. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax benefit

Income tax benefit was $0.5 million for the three months ended September 30, 2023 as compared to $0.1 million for the three months ended September 30, 2022. Included in the amount for the three months ended September 30, 2023 was a tax benefit of $0.9 million related to a change in the valuation allowance on deferred tax assets not expected to be realized and a tax benefit of $0.1 million related to foreign taxes. Included in the amount for the three months ended September 30, 2022 was a tax benefit of $1.0 million related to a decrease in the valuation allowance on deferred tax assets not expected to be realized and a tax benefit of $0.4 million related to foreign taxes.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes our revenues and expenses for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2023	2022	$	% (1)
Revenues
Product sales	$76,149	$79,549	$(3,400)	(4.3)%
Services	31,075	35,897	(4,822)	(13.4)%
Total revenues	107,224	115,446	(8,222)	(7.1)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	47,945	51,910	(3,965)	(7.6)%
Cost of services, exclusive of depreciation and amortization expense shown below	16,564	19,210	(2,646)	(13.8)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	64,509	71,120	(6,611)	(9.3)%
Selling, general and administrative expenses	43,297	45,148	(1,851)	(4.1)%
Depreciation	2,892	2,742	150	5.5%
Amortization	502	502	—	—%
Loss from operations	(3,976)	(4,066)	90	2.2%
Other income (expense)
Interest expense, net	(447)	(794)	347	43.7%
Provision for litigation, net of recoveries	(42,498)	—	(42,498)	(100.0)%
Other income, net	3,753	1,556	2,197	141.2%
Foreign currency exchange loss, net	(79)	(562)	483	85.9%
Total other (expense) income	(39,271)	200	(39,471)	NM
Loss before income tax	(43,247)	(3,866)	(39,381)	NM
Income tax benefit	(287)	(623)	336	53.9%
Net loss	(42,960)	(3,243)	(39,717)	NM
Net loss attributable to non-controlling interest	(168)	(162)	(6)	(3.7)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(42,792)	$(3,081)	$(39,711)	NM

________________

(1)NM – Percentage not meaningful

Revenues

Revenues were $107.2 million for the nine months ended September 30, 2023 as compared to $115.4 million for the nine months ended September 30, 2022. This decrease reflected lower U.S., and to a lesser extent Canadian, product sales as well as a decrease in Canadian and international services activity, partially offset by increases in U.S. services activity and international product sales. The overall decrease in revenues largely resulted from declining industry drilling and completion activity throughout the first nine months of 2023 as compared to 2022, particularly in the United States, for which lower natural gas pricing was a contributing factor. Canadian sales during 2023 were tempered by the effect of the Canadian wildfires which primarily impacted the second quarter of 2023, but contributed to some operators delaying or forgoing projects. The decreased revenue was partially offset by favorable pricing for some of our products. Product sales for the nine months ended September 30, 2023 were $76.1 million as compared to $79.5 million for the nine months ended September 30, 2022. Services revenues totaled $31.1 million as compared to $35.9 million for the same periods.

Cost of sales

Cost of sales was $64.5 million, or 60.2% of revenues, for the nine months ended September 30, 2023 as compared to $71.1 million, or 61.6% of revenues, for the nine months ended September 30, 2022. The decrease in the cost of sales as a percentage of revenues was due to favorable pricing for some of our products and services, as well as improved utilization of manufacturing capacity and field service personnel. However, this improvement was partially offset by ongoing inflationary pressures, leading to increased operating costs, and certain expenses associated with consolidations undertaken in June 2023 of our tracer diagnostics business and Repeat Precision’s manufacturing operations in Mexico, as discussed in “Note 7. Accrued Expenses” in the accompanying unaudited consolidated financial statements. Cost of product sales was $47.9 million, or 63.0% of product sales revenue, and cost of services was $16.6 million, or 53.3% of services revenue, for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, cost of product sales was $51.9 million, or 65.3% of product sales revenue, and cost of services was $19.2 million, or 53.5% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $43.3 million for the nine months ended September 30, 2023 as compared to $45.1 million for the nine months ended September 30, 2022. This decrease in expense reflects lower professional fees of $3.5 million and a decrease in the annual incentive bonus accrual of $1.3 million as compared to the prior year. The lower expense was partially offset by higher compensation and benefit costs of $1.6 million primarily associated with salary increases implemented during the first quarter of 2023 and increased headcount. In addition, we recorded severance costs of $0.8 million associated with our tracer diagnostics business consolidation efforts and the departure of a former executive officer as discussed in “Note 7. Accrued Expenses” in the accompanying unaudited consolidated financial statements.

Provision for litigation, net of recoveries

The provision for litigation, net of recoveries totaled $42.5 million for the nine months ended September 30, 2023, which represents a provision related to the judgment of $40.8 million rendered in May 2023 in the Texas Matter. In addition, in October 2023 the Canada Court ordered us to pay $1.7 million ($2.4 million in Canadian dollars) of legal fees associated with a patent infringement case. See Note 9, “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Other income, net

Other income, net was $3.8 million for the nine months ended September 30, 2023 as compared to $1.6 million for the nine months ended September 30, 2022. This change reflects the recovery of $0.6 million of unpaid invoices associated with the Wyoming Matter, as discussed above, as well as an increase in royalty income and scrap sales, and $0.5 million was associated with a technical services and assistance agreement.

Foreign currency exchange loss, net

Foreign currency exchange loss, net was $0.1 million for the nine months ended September 30, 2023 as compared to $0.6 million for the nine months ended September 30, 2022. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax benefit

Income tax benefit was $0.3 million for the nine months ended September 30, 2023 as compared to $0.6 million for the nine months ended September 30, 2022. Included in the amount for the nine months ended September 30, 2023 was a tax expense of $8.7 million related to an increase in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.3 million related to stock awards, and a tax benefit of $0.6 million related to foreign taxes. Included in the amount for the nine months ended September 30, 2022 was a tax benefit of $0.4 million related to a decrease in the valuation allowance on deferred tax assets not expected to be realized, tax expense of $0.7 million related to stock awards, and a tax benefit of $0.3 million related to foreign taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of September 30, 2023, we had cash and cash equivalents of $11.4 million, and total outstanding indebtedness of $8.3 million related to finance lease obligations. Our secured asset-based revolving credit facility (the “ABL Facility”) consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At September 30, 2023, our borrowing base under the ABL Facility was $19.7 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $4.3 million. As of September 30, 2023, Repeat Precision had no outstanding indebtedness under the promissory note.

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

As further described at “Note 9. Commitments and Contingencies,” we recorded a loss of $42.5 million during the nine months ended September 30, 2023, primarily associated with the Texas Matter. We intend to appeal the judgment on the Texas Matter and believe we have strong arguments that may lead to a reversal of some or all of the awarded damages. The parties, including our insurance carrier, also attended an initial mediation meeting in late August 2023. While no agreement has yet been reached, all parties have continued with settlement negotiations. Additionally, while we expect a large portion, up to all, of any resultant liability to be covered by our insurance carrier, we have not recognized the expected insurance recoveries, other than amounts previously paid by our insurance carrier to the plaintiff, as an asset or an offsetting benefit to the provision for legal contingencies as of September 30, 2023. While the outcome of our Texas Matter cannot be predicted with any certainty, based on a consideration of relevant facts and circumstances, our management currently does not expect that the results of this Texas Matter, considering our intent to appeal the judgment and our expected insurance recoveries, will have a material adverse effect on our liquidity.

We do not believe this loss contingency constitutes an event of default, as defined under the Credit Agreement, and therefore we remain in compliance with our financial covenants as of September 30, 2023. We believe our insurance coverage, supplemented with our cash on hand and current borrowing capacity would provide sufficient funding to settle any resulting outstanding obligations, and to provide adequate funding for the ensuing twelve-month period. However, if our insurance provider were to deny coverage or no longer fund the ongoing litigation, including legal fees or the bond for the appeals process, we may need to use our cash on hand and availability under our revolving line of credit to do so. While this result is currently unexpected, if we had to pay, this would significantly limit the amount of cash on hand and availability under our ABL Facility to support our ongoing liquidity requirements and could result in an event of default or require additional and more frequent reporting burdens and impose restrictions on cash usage under our ABL Facility.

Our capital expenditures for the nine months ended September 30, 2023 and 2022 were $2.0 million and $0.8 million, respectively. We plan to incur approximately $2 million to $3 million in capital expenditures during 2023, which includes (i) upgrades to our tracer diagnostics deployment and sampling equipment, (ii) machining equipment at Repeat Precision, (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (iv) new computers and engineering workstations and (v) software development and implementation.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(1,446)	$(9,036)
Net cash used in investing activities	(1,513)	(440)
Net cash used in financing activities	(1,480)	(2,387)
Effect of exchange rate changes on cash and cash equivalents	(397)	(428)
Net change in cash and cash equivalents	$(4,836)	$(12,291)

Operating Activities

Net cash used in operating activities was $1.4 million and $9.0 million for the nine months ended September 30, 2023 and 2022, respectively. The improvement in cash flow was primarily driven by lower net loss in the first nine months of September 2023

(excluding the non-cash provision for litigation, net of recoveries) as compared to the same period in 2022, as well as the change in accounts receivable for the comparative periods, reflecting lower sales activity in 2023 and favorable collections experience, and lower payments related to cash-settled share-based compensation. Partially offsetting these items was an incremental investment in inventory in 2023.

Investing Activities

Net cash used in investing activities was $1.5 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, reflecting increases in investment in property and equipment and software and technology.

Financing Activities

Net cash used in financing activities was $1.5 million and $2.4 million for the nine months ended September 30, 2023 and 2022. Our primary uses of funds for the nine months ended September 30, 2023 and 2022 were principal payments of $1.2 million and $1.1 million, respectively, related to our finance leases, payments of $0.3 million and $0.4 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, and payments of $0.9 million for the nine months ended September 30, 2022 for deferred costs related to our ABL Facility.

Material Cash Requirements

Except for primarily the Texas Matter and operating lease as discussed in “Note 9. Commitments and Contingencies” to our unaudited condensed consolidated financial statements, there have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2022.

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

• our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition;

•inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

•loss of significant customers;

•our inability to protect and maintain critical intellectual property assets or losses and liabilities from adverse decisions in intellectual property disputes;

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 31, 2023	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer

(Principal Financial Officer and Authorized
Signatory)