Form 10-K
period 2023-12-31
NCS Multistage Holdings, Inc.
filed 2024-03-08
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $12.7 million (based on the closing sale price of the registrant’s common stock on that date).

As of March 6, 2024, there were 2,485,708 shares of common stock outstanding.

Portions of the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

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

•our inability to integrate or realize the expected benefits from acquisitions;

•our inability to achieve suitable price increases to offset the impacts of cost inflation;

•loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

•risks in attracting and retaining qualified employees and key personnel;

•risks resulting from the operations of our joint venture arrangement;

•currency exchange rate fluctuations;

•impact of severe weather conditions;

•our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;

•impairment in the carrying value of long-lived assets including goodwill;

•failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

•change in trade policy, including the impact of tariffs;

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

•loss of, or interruption to, our information and computer systems;

•system interruptions or failures, including complications with our enterprise resource planning system (“ERP”), cybersecurity breaches, identity theft or other disruptions that could compromise our information;

•our failure to establish and maintain effective internal control over financial reporting;

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

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Form 10-K, including, among others, AirLock, MultiCycle, OST, Innovus, Terrus, Ratek, Proppex, Vecturon, Vectraset, PurpleSeal, PurpleFire, FracSure Express, PurpleSet, Repeat Precision and NCS and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Form 10-K without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Third party trademarks, service marks or trade names appearing in this Form 10-K are the property of their respective owners.

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

PART I

Item 1. Business

Overview

NCS Multistage Holdings, Inc. (“NCS,” the “Company,” “we,” “our” or “us”) is a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly wells that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including the North Sea, the Middle East, Argentina and China. Our extensive research and development efforts are influenced and driven by the needs of our customers, allowing us to introduce innovative and commercial solutions that improve customer efficiency and profitability. We provided our products and services to over 225 customers in 2023, including leading large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. We began providing pinpoint stimulation products and services in 2006. Our fracturing systems products and services can be used in both cemented and open-hole wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Fracturing systems products and services include our casing-installed sliding sleeves and downhole frac isolation assembly. Customers typically purchase our casing-installed sliding sleeves, a consumable product that is typically cemented at intervals into the casing of the wellbore, and may utilize our services, whereby our personnel supervise the use of our downhole frac isolation assembly during completion operations. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

As an extension of fracturing systems, we offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets.

We own a 50% controlling interest in Repeat Precision, LLC (“Repeat Precision”), which we consolidate. Repeat Precision sells composite frac plugs, perforating guns and related products directly to its customers and provides high-quality machining services for NCS products.

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

Our revenue for the years ended December 31, 2023 and 2022 totaled $142.5 million and $155.6 million, respectively. Our net loss attributable to NCS Multistage Holdings, Inc. for the years ended December 31, 2023 and 2022 totaled $(3.2) million and $(1.1) million, respectively. Our total assets as of December 31, 2023 and 2022 totaled $152.0 million and $138.6 million, respectively. For additional financial information by geographic area, see “Note 3. Segment and Geographic Information” of our consolidated financial statements.

Business Strategy

Our business strategy is to increase the adoption of our products and services in the United States, Canada and select international markets, to continue to be an innovator of technology and to create value for our stockholders. We intend to achieve these objectives by (i) pursuing disciplined organic growth and increasing our market share through adoption of our products and services in the United States, Canada and in select international markets, (ii) developing and introducing innovative technologies that are aligned with customer needs, (iii) maintaining financial strength and flexibility and (iv) selectively pursuing complementary mergers, acquisitions and joint ventures.

In 2017, we applied this strategy and diversified our revenue through an investment in Repeat Precision and the acquisition of Spectrum Tracer Services, LLC. In 2023, approximately 65% of our revenue was derived from fracturing systems products and services and enhanced oil recovery systems, approximately 15% was derived from Repeat Precision and approximately 10% was derived from each of our well construction products and tracer diagnostics services. This represents a more balanced portfolio, serving a larger addressable market than in 2016, when over 90% of our revenue was derived from fracturing systems products and services, with the remainder from well construction products.

Adoption of Pinpoint Stimulation

Traditional well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America. We believe that pinpoint stimulation can provide well completion efficiencies and some long term benefits not observed with traditional well completion techniques. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s further adoption of pinpoint stimulation, our ability to continue to innovate our technology to compete against technological advances in traditional well completion techniques, and our ability to successfully compete against other providers of pinpoint stimulation products and services, including adjusting our pricing in certain markets to respond to customer demands and to competitors that may provide discounted pricing to our market.

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

During completion operations, the downhole frac isolation assembly is located in the sleeve and the inner barrel of the sleeve is shifted down, exposing the frac ports to the formation, allowing the stimulation of that stage to begin. Our closable sleeves have an inner barrel that can be shifted up to re-isolate the frac ports. These sleeves can often be re-opened or re-closed at any time, allowing our customers to selectively access or isolate segments of the wellbore. Several generations of sliding sleeves have been developed over the years, each providing improvements in functionality and reliability.

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

oDownhole frac isolation assembly. Our proprietary downhole frac isolation assembly is comprised of several components, including a resettable bridge plug for stage isolation, a sleeve locator to efficiently locate our sliding sleeves in the wellbore, an optional abrasive perforating sub that can create additional perforations in the casing, and gauge packages that can measure and record downhole data. The assembly tool, which is attached to coiled tubing or threaded pipe provided by a third-party, is primarily used to locate and shift our sliding sleeves open or closed. The systems provide real time-downhole pressure measurements as well as recorded pressure, temperature, and force measurements. We typically utilize the assemblies in our service to our customers and do not sell them. Our personnel operate the assemblies in coordination with other on-site service providers.

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

oEnhanced Recovery. Our Enhanced Recovery products represent an extension of our fracturing systems product line, featuring a series of injection control devices to deliver fluid at a predetermined rate to selected stages along the wellbore. These products include valve systems to extend the life of a well by conversion from primary hydrocarbon production operations to enhanced recovery operations such as waterflood or gas injection.

▪Innovus Convertible. This sliding sleeve is a dual barrel version of our Innovus sleeve. After the initial fracturing and production phase, a second inner barrel can be shifted to convert the frac ports to flow paths utilized to control injection. Water or gas can then be selectively injected into the reservoir at a predetermined rate suitable for enhanced recovery operations, extending the useful life of the original completion.

▪Terrus System. This system includes injection control devices with customizable flow rates that can be assembled into various configurations and deployed between isolation devices to create a customized water or gas injection string for installation in existing wells.

•Repeat Precision. Repeat Precision sells its high-performance Purple Seal line of composite frac plugs and bridge plugs, PurpleSet single-use disposable setting tools, FracSure Express systems that combine a Purple Seal Frac Plug with a single-use disposable setting tool, and related products directly to E&P companies. Repeat Precision began selling PurpleFire perforating guns, devices utilized to perforate a well’s casing, in late 2021. Entry into the perforating gun product line expanded Repeat Precision’s addressable market and compliments its existing completion tool technologies. Repeat Precision sells perforating guns to other oilfield services companies that act as distributors and convey the tools downhole for E&P companies. Repeat Precision also provides high-quality machining services for certain NCS products.

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

oToe initiation sleeves. Our toe initiation sleeves are designed to provide initial formation access for multistage completions. After actuating the toe initiation sleeve, a customer can perform a casing integrity test, a pre-frac injection fall-off test, flush the wellbore to facilitate the pumping of completion tools to the toe of the well or execute the first fracturing stage for the well.

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

We hold 65 U.S. utility patents and 46 related international utility patents, which relate to various products and services from each of our product lines, such as our casing buoyancy systems, OSTs, casing installed sliding sleeves, frac isolation assemblies, frac plug setting tools and other equipment and methods utilized in the provision of our services. Our U.S. utility patents expire between 2030 and 2040. Our international utility patents expire between 2030 and 2042.

We also have a number of U.S. and international patent applications pending. Some of these patent applications cover equipment and methods which are currently in development. The applications are in various stages of the patent prosecution process and patents may not be issued on such applications in any jurisdiction for some time, if they are issued at all.

We believe that our patents have historically been important in enabling us to compete in the market to supply our customers with our products and services. When commercially advisable, we intend to enforce, and have in the past vigorously enforced, our intellectual property rights. We are currently and, may from time to time in the future be, involved in litigation to determine the enforceability, scope and validity of our patent rights. In addition to patent rights, we employ trade secrets, or “know-how,” and other proprietary information and technology as well as intellectual property licensed from third parties.

Customers

Our customer base primarily consists of oil and natural gas producers in North America and certain international markets as well as oilfield service companies. For the years ended December 31, 2023 and 2022, we had over 225 and 245 customers, respectively. Our five largest customers accounted for approximately 28% and 24% of our revenue for the years ended December 31, 2023 and 2022, respectively. No single customer represented more than 10% of our revenue for the years ended December 31, 2023 and 2022. Although we believe we have a broad customer base and wide geographic coverage of operations, the loss of one or more of our significant customers could have a material adverse effect on our results of operations. For additional information relating to risks regarding the loss of any of our significant customers, see Item 1A. “Risk Factors.”

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

International sales are made through local NCS entities or to our local operating partners usually on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include the Middle East and China. Our operating partners and representatives do not have authority to contractually bind our company, but market our products in their respective territories as part of their product or services offering.

We provide extensive support services and have developed proprietary methodologies for assessing and reporting the information that is collected on our downhole gauges and through tracer diagnostics evaluations.

In addition to the technical marketing effort, we occasionally engage in field trials to demonstrate the economic benefits of our products and services.

Seasonality

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. During the second quarter of 2023, access to well sites was further impacted by Canadian wildfires, a seasonal phenomenon, but more extensive in 2023 relative to prior years. These wildfires resulted in selected shut-ins of oil and natural gas production, which negatively impacted certain of our customers’ cash flows and drilling and completion activity in the second half of 2023. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In some years, customers in the United States and Canada may exhaust their capital budgets prior to the end of the year, which can lead to reductions in drilling and completion activity during the fourth quarter.

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

We generally try to purchase our components, raw materials and parts from multiple suppliers, so we are not dependent on any one supplier. We will generally utilize multiple machine shops for the manufacturing of our component parts so that we are not dependent on any one machine shop. In recent years, we have reduced our internal manufacturing capacity in an effort to reduce fixed costs and have relied more heavily on certain machine shops. Our suppliers are also active in multiple regions which allows us to react to changes in foreign currency exchange rates and tariffs and duties. In addition, sourcing certain product categories from Repeat Precision’s manufacturing facility in Mexico allows us to reduce our costs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Our major competitors for our completion products and services include Baker Hughes Company (“Baker Hughes”), Core Laboratories N.V., DMC Global Inc., Forum Energy Technologies, Inc., Halliburton Company, Innovex Downhole Solutions, Nine Energy Service, Inc., NOV Inc., Oil States International, Inc., Packers Plus Energy Services Inc., SLB, Schoeller-Bleckmann Oilfield Equipment AG and Weatherford International plc as well as a number of smaller or regional competitors.

We believe that the most significant factors influencing a customer’s decision to utilize our equipment and services are technology, service quality, safety track record, and price. While we must be competitive in our pricing, we believe our customers select our products and services based on the technical attributes of our products and equipment, the level of technical and operational service we provide before, during and after the job, and the know-how derived from our extensive operational track record.

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

We believe that our operations are in substantial compliance with applicable environmental, health and safety laws and regulations. Further, we do not anticipate that compliance with existing environmental, health and safety laws and regulations will have a material effect on our consolidated financial statements. However, laws and regulations protecting the environment, health and safety generally have become more stringent in recent years and are expected to continue to do so. It is possible that we could incur substantial costs for compliance with applicable environmental, health and safety laws and regulations in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.

While we do not anticipate that compliance with existing environmental, health and safety laws and regulations will have a material adverse effect on our operations, our customers are subject to a wide range of such laws and regulations, which could materially and adversely affect their businesses and indirectly, through reduced demand for our products and services, have a material adverse effect on our business, financial condition and results of operations, including with respect to the following:

•Air Emissions. The Federal Clean Air Act (the “CAA”) in the United States and the Canadian Environmental Protection Act, 1999 (“CEPA”) in Canada and comparable state and provincial laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the Environmental Protection Agency (“EPA”) in the United States and Environment and Climate Change Canada (“ECCC”) in Canada have developed, and continue to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the CAA or CEPA and associated state and provincial laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations.

•Water Discharges. The Federal Clean Water Act (the “CWA”) in the United States and the Fisheries Act in Canada and analogous state and provincial laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state or provincial waters or waters of the United States or Canada. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA in the U.S. or the Department of Fisheries and Oceans in Canada or an analogous state or provincial agency. Federal, state and provincial regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA or the Fisheries Act and analogous state or provincial laws and regulations.

•Climate Change. Governmental and public concern over the threat of climate change arising from GHG emissions is resulting in regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has proposed regulations restricting emissions of GHGs under existing provisions of the CAA, including establishing New Source Performance Standards (“NSPS”), a set of uniform technology-based standards for new and modified sources of air pollution, that govern emissions of methane and volatile organic compounds from new and modified oil and natural gas development and production operations. In May 2023, the EPA issued a proposed rule setting NSPS that would regulate GHGs from fossil fuel-fired power plants. If finalized, this proposed rule could have profound effects on future energy production. Most recently, in December 2023, the EPA announced a final rule that will sharply reduce the emissions of methane and other harmful air pollution from oil and natural gas operations. The final rule includes updated and strengthened standards for methane and other air pollutants from new, modified, and reconstructed sources, as well as guidelines to assist states in developing plans to limit methane emissions from existing sources. The Inflation Reduction Act of 2022 became law in August 2022, and aims to reduce GHGs, including carbon dioxide, by 40 percent by 2030. The Inflation Reduction Act provides billions of dollars in financial incentives, in the form of grants and loans, designed to facilitate financing and deployment of renewable energy projects in the United States. While the scope and future implementation of any final rules regarding such proposed NSPS, emissions requirements and financial incentives, remain uncertain, these rules could have an adverse effect on our customers and result in an indirect material adverse effect on our business.

In November 2005, the Canadian federal government added carbon dioxide to the List of Toxic Substances under CEPA allowing for the regulation of carbon dioxide emissions. In December 2018, Canada brought into force the Greenhouse Gas Pollution Pricing Act (the “GGPPA”) which has two parts. First, the GGPPA sets a national price on carbon dioxide emissions at Canadian dollar (“CAD”) $65 per tonne of carbon dioxide equivalent (“t/CO2e”) in 2023 that will increase by CAD 15 t/CO2e each year until it reaches CAD 170 t/C02e in 2030. Second, the GGPPA requires large emitters to reduce emissions through a cap-and-trade system. Each province was given the choice to either accept the federal requirement in full, create their own carbon pricing policies that meet the federal standard, or adopt a hybrid approach. Many of the provinces elected to create their own programs that are equivalent to the federal standards. In June 2022, the Canadian federal government also brought into force the Clean Fuel Regulations (the ”CFR”) which sets emission limits on a variety of liquid fuels, including gasoline and diesel. In December 2022, the federal government released a Regulatory Framework for an Oil and Gas Sector Greenhouse Gas Emissions Cap (the “Federal Cap Framework”). The Federal Cap Framework proposes regulations to cap 2030 oil and gas industry emissions at 35 to 38 percent below 2019 levels and implement a national emissions cap-and-trade system through regulations under CEPA. Also in December 2023, the Canadian federal government announced proposed regulatory amendments to reduce methane emissions in the upstream oil and gas sector by 75% below 2012 levels by 2030.

Various U.S. states or groups of states also have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, restricting methane emissions from exploration and production activities, reporting and tracking initiatives and renewable portfolio standards. At the international level, the United States and Canada are parties to the United Nations-sponsored Paris Agreement, a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals. Moreover, at the December 2023, COP28 climate summit, representatives from nearly 200 countries agreed to transition away from fossil fuels in energy systems so as to achieve net zero by 2050. Although it is not possible at this time to predict how any legal requirements imposed following the implementation of the Paris Agreement, subsequent international negotiations or otherwise that may be adopted or issued to address GHG emissions, would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce.

•Non-Hazardous and Hazardous Wastes. The Resource Conservation and Recovery Act (“RCRA”) in the United States and CEPA in Canada and comparable state and provincial laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that our customers generate. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. It is possible, however, that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. A loss of the RCRA exemption for drilling fluids, produced waters and related wastes could result in an increase in our customers’ costs to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business.

•Contamination. The Comprehensive Environmental Response, Compensation, and Liability Act, and comparable state laws, impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. In Canada, provincial laws also impose joint and several liability on the current and past owners of contaminated sites and on persons who own or have change, management and control of contaminating substances released into the environment.

•Occupational Health and Safety. We are subject to a number of federal and state and provincial laws and regulations, including the federal Occupational Safety and Health Act and comparable state and provincial statutes, establishing requirements to protect the health and safety of workers. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

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

In addition, the oil and natural gas industry is extensively regulated by numerous federal, state, provincial and local authorities, including with respect to permitting for the drilling of wells, pipeline and liquefied natural gas export infrastructure, drilling bonds and operations reporting. Legislation and regulation affecting the oil and natural gas industry is frequently under review for amendment or expansion, which can increase the regulatory burden. Failure to comply with laws and regulations can result in substantial fines and penalties. In addition, the effect of these regulations may be to increase the cost of oil and natural gas for E&P companies, which could have a material adverse effect on our customers and indirectly materially and adversely affect our business. Although changes to the regulatory burden on the oil and natural gas industry could affect the demand for our services, we would not expect to be affected any differently or to any greater or lesser extent than other companies in the industry with similar operations.

We supply equipment and services to customers in the oil and natural gas industry conducting hydraulic fracturing operations. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our products and services for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies in the United States and provincial energy regulators in Canada. Some states and provinces have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. States and provinces could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015 and Quebec in 2013. California continues taking steps to ban hydraulic fracturing on state-permitted lands in 2024. Aside from state and provincial laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, the U.S. federal government can limit hydraulic fracturing activities on federal lands through permitting, including by limiting the amount of lands available to lease or increasing royalty rates. The current administration cancelled the construction permit for the Keystone XL oil pipeline, which would have transported Canadian oil to the Gulf Coast. We do not currently expect that the recent executive branch actions regarding leases on public land or the cancellation of the Keystone XL oil pipeline will have a material impact on our business in the short term. Various studies also have been conducted or are currently underway by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. State, provincial and federal regulatory agencies have recently focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

The adoption of new laws or regulations at the federal, state or provincial levels prohibiting, limiting or otherwise regulating the hydraulic fracturing process could make it more difficult, or even impossible, to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products and services. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our products and services, have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2023, we had 243 employees of which 241 are full-time employees. As of such date, 125 of our employees were based in the United States, 107 were based in Canada and 11 were based outside of North America. Our international operations, with the exception of our Argentinean and certain North Sea operations, are currently serviced by employees operating out of the United States and Canada. In addition, as of December 31, 2023, our consolidated joint venture, Repeat Precision, had 180 employees, 27 of which are based in the United States and 153 of which are based in Mexico. We are not a party to any collective bargaining agreements in North America, and we consider our relations with our employees to be good.

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

•We may not be able to successfully implement our strategy of increasing sales of our products and services for use in the U.S. or select international markets.

•The loss of any of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue and cash flow to decline substantially.

•The products and services we provide are used in operations that are subject to potential hazards inherent in the oil and natural gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

•Losses and liabilities from operating activities could have a material adverse effect on our business, financial condition and results of operations.

•Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages.

•We are exposed to counterparty credit risk.

•The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities and integrating businesses, assets and personnel.

•We may be adversely affected by the effects of inflation.

•Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have an adverse effect on our business.

•Our success may depend on the continued service and availability of key personnel.

•We conduct a portion of our operations through the Repeat Precision joint venture, which subjects us to additional risks that could adversely affect the success of these operations, which could adversely impact our business, financial position and results of operations.

•A significant amount of our revenue generated is denominated in CAD and could be negatively impacted by currency fluctuations.

•Our operations may be limited or disrupted during severe weather conditions.

•We may hold excess or obsolete inventory or have insufficient inventory.

•We could be subject to additional income tax liabilities.

•Our operations and our customers’ operations are subject to a variety of governmental laws and regulations.

•Policy changes affecting international trade could adversely impact our business.

Risks Related to Technology Advancement and Cybersecurity

•Our success depends on our ability to develop and implement new technologies, products and services that align with the needs of our customers.

•Advancements in drilling and well completion technologies and processes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•Our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property.

•We may be adversely affected by disputes regarding intellectual property rights of third parties.

•We may be unable to attract and retain skilled and technically knowledgeable employees.

•Loss of our information and computer systems could adversely affect our business.

•A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

Risks Related to Environmental and Regulatory Matters

•Restrictions on the ability of our customers to obtain water may have a material adverse effect on our business.

•The adoption of climate change legislation or regulations restricting emissions of GHGs, and associated litigation, could result in increased compliance or operating costs, limit the areas in which our customers may conduct E&P activities, and reduce demand for oil and natural gas.

•Federal, state and provincial legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays on our customers.

•Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect the ability of our customers to conduct drilling activities in some of the areas where we operate.

•We may not be able to meet applicable regulatory requirements for our use of certain chemicals by our tracer diagnostics business.

Risks Relating to Our Indebtedness

•Our outstanding indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

•We and our subsidiaries may be able to incur substantial indebtedness.

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

•We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls.

•Public and investor sentiment towards climate change, fossil fuels and other environmental, social and governance (“ESG”) matters could adversely affect availability of capital and the price of our common stock.

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

Many factors over which we have no control affect the supply of and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence the volumes we can sell and the prices we can charge for our products and services, including:

•the global supply of and demand for oil and natural gas;

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

•political and economic conditions in oil and natural gas producing countries, including the United States, Canada, the Middle East, Africa, Europe, South America and Russia;

•actions by OPEC and certain other countries, including Russia (informally known as “OPEC+”), with respect to oil production levels and announcements of potential changes in such levels;

•speculative trading in crude oil and natural gas derivative contracts;

•the level of consumer product demand;

•the discovery rates of new oil and natural gas reserves;

•contractions in the credit market;

•the strength or weakness of the United States dollar (“USD”);

•available pipeline and other transportation capacity;

•the levels of oil and natural gas storage;

•weather conditions, natural disasters, including earthquakes, wildfires, floods, drought, hurricanes and tornadoes, and health concerns and epidemics;

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

•energy conservation measures, including increased focus by the investment community on sustainability practices in the oil and natural gas industry;

•climate change legislation or regulations restricting emissions of greenhouse gases and related divestment and other efforts;

•the ability of oil and natural gas producers to raise equity capital and debt financing;

•interest rates and the cost of capital for E&P companies;

•merger and divestiture activity among oil and natural gas producers;

•cyclical/seasonal business and dependence upon spending of our customers;

•competition among oilfield service and equipment providers; and

•overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it difficult to predict future oil and natural gas price movements. A decline in oil and natural gas prices may have a material adverse effect on our business, financial condition and results of operations. In addition, regardless of the macro commodity price environment, our current or prospective customers may experience certain constraints that disproportionately impact their business and reduce their expenditures. Also, should a low commodity price environment impact our customers’ expenditures, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of impairment charges, a reduction in our borrowing capacity under our ABL Facility, a need to reduce our capital spending and other similar impacts, any of which could have a material adverse effect on our business, financial condition and results of operations.

The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

We derive our revenues from companies engaged in oil and natural gas exploration and production, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. We have experienced, and may in the future experience, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, prolonged low commodity prices experienced by the oil and natural gas industry during 2015, 2016 and recently in 2020, combined with adverse changes in the capital and credit markets, caused many exploration and production companies to reduce their capital budgets and drilling activity. This resulted in a significant decline in demand for oilfield services and products and adversely impacted the volume of products and services oilfield services companies could sell, and the prices oilfield services companies could charge for their products and services. In addition, a majority of the revenue we earn is based upon product sales at market pricing. By selling our products at market pricing, we are exposed to the risks of a rapid reduction in prices and resulting volatility in our revenues.

Competition within our industry may adversely affect our ability to market our services.

The oilfield services industry is highly competitive. The principal competitive factors impacting sales of our products are technology, service quality, safety track record and price. The market is also fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. For instance, our larger competitors may offer products at below-market prices or bundle ancillary products and services at no additional cost to our customers. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of products and services and have a stronger presence in more geographic markets.

Some jobs are awarded on a bid basis, which further increases competition based on price. Pricing is one of the primary factors in determining which qualified contractor is awarded a job. The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. If competition remains the same or increases because of future industry downturns, we may be required to lower our prices, which would adversely affect our results of operations. In the future, we may lose market share or be unable to maintain or increase prices for our products and services or may be unable to acquire or consummate additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. The amount of equipment available may exceed demand, which could result in active price competition. In addition, competition among oilfield equipment providers is affected by each provider’s reputation for safety and quality. We cannot assure that we will be able to maintain our competitive position.

We may not be able to successfully implement our strategy of increasing sales of our products and services for use in the U.S. or select international markets.

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

In the United States, we sell a variety of products and services. To sell the fracturing systems products and services we must convince customers of the benefits of pinpoint stimulation as compared to traditional well completion techniques, which remain the prevailing methods to complete wells in the United States. In many circumstances, it has been and may continue to be difficult convincing potential customers of the benefits of our technologies relative to traditional well completion techniques, whether it be for more specific targeted uses or widespread adoption. For the other product and service categories that we sell in the United States, we often compete in markets with many other competitors where we have more limited technology differentiation which makes it more difficult to increase market share, as further described in the above risk factor —“Competition within our industry may adversely affect our ability to market our services.”

In international markets, we sell a variety of products and services and we often compete with large national and multi-national companies that have substantially longer operating histories in the geographic markets. International clients may be less likely to utilize smaller oilfield service providers as they prefer to leverage fewer providers with a proven track record in their market. In addition, our international operations and global expansion strategy are subject to general risks related to such operations, including:

•political, social and economic instability and disruptions;

•export controls, economic sanctions, embargoes, import controls, duties and tariffs, and other trade restrictions;

•limitations on ownership and on repatriation or dividend of earnings;

•transportation delays and interruptions;

•labor unrest and current and changing regulatory environments;

•increased compliance costs, including costs associated with disclosure requirements and related due diligence;

•difficulties in staffing and managing multi-national operations;

•limitations on our ability to enforce legal rights and remedies; and

•fluctuations in foreign currency exchange rates.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, our reputation, our business, results of operations, financial condition and cash flows.

A single customer constituted 7% and 6% of our revenue for the years ended December 31, 2023 and 2022, respectively. The loss of any of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue and cash flow to decline substantially.

A single customer accounted for approximately 7% and 6% of our revenue for the years ended December 31, 2023 and 2022, respectively. Additionally, our five largest customers accounted for approximately 28% and 24% of our revenue for the years ended December 31, 2023 and 2022, respectively. It is likely that we will continue to derive a significant portion of our revenue from these customers in the near future. There has been an increase in consolidation amongst E&P companies and, as a result, we have experienced a reduction in spending with certain large customers and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we have been providing. If any large customers decided not to continue to use our products and services for any reason, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by these customers, including their failure to pay the amounts they owe us, either as a result of changes in general financial and economic conditions, conditions in the oil and natural gas industry or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

The products and services we provide are used in operations that are subject to potential hazards inherent in the oil and natural gas industry, including claims for personal injury and property damage, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

The products and services we provide are used in potentially hazardous drilling, completion and production applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. We operate with many of our customers under contracts where we endeavor to allocate potential liabilities and risks between the parties, which may result in material liability to us. In addition, despite our intention to generally allocate risk under contracts, we might not have any contract arrangement which allocates responsibility or may operate under more onerous terms and conditions proposed by customer. If we are operating under a contract, we may not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into a contract with terms that are unfavorable to us. As a result, we may incur substantial losses which could have a material adverse effect on our business, financial condition and results of operations. For instance, in the past, we have been subject to claims for product and service issues alleged by other parties that resulted in significant judgments and settlements that were borne, in all material respects, by our insurance carrier. In addition, the frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues.

Losses and liabilities from operating activities could have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies may not be adequate to cover all liabilities. Our operations are subject to significant hazards often found in the oil and natural gas industry. Claims for loss of oil and natural gas production and damage to formations occur in the ordinary course of business in the well services industry. Litigation arising from an incident up to a catastrophic occurrence at a location where our products and services are being used may result in our being named as a defendant in lawsuits asserting large claims. As described in the risk factor above, our contracts may require us to indemnify our customers for damage or loss arising out of our sale of goods or performance of our work, regardless of fault, and provide for warranties for products and workmanship and we may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Any insurance obtained by us may not be adequate to cover any losses or liabilities and, particularly in the event that we must submit larger claims to insurance providers, this insurance may not continue to be available at all or on terms which are acceptable to us. Recently we had a judgment rendered against us that could have resulted in a requirement to pay above our insurance policy limits. Even though this matter was settled below our insurance policy limits with the Company not paying any cash towards settlement, there can be no assurance that any future matter would have similar results. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend. Furthermore, the operational insurance coverage we maintain for our business may not fully insure us against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. For example, our insurance does not typically cover losses and liabilities related to intellectual property or general breach of contract claims or pandemics. Also, our customers, suppliers or other service providers may not carry adequate insurance to cover any losses or liabilities where we may be indemnified by such party. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business, financial condition and results of operations.

Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages, which occurrences could have a material adverse effect on our business, financial condition and results of operations.

We use explosive materials in our manufacturing processes and products. The use of explosives is an inherently dangerous activity. These activities subject us to extensive environmental and health and safety laws and regulations including guidelines and regulations for the purchase, manufacture, handling, transport, import, storage and use of explosives issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Federal Motor Carrier Safety regulations set forth by the U.S. Department of Transportation and the Safety Library Publications of the Institute of Makers of Explosives and in Canada under the Explosive Act and the Transportation of Dangerous Goods Regulations. Despite our use of specialized facilities to store and handle dangerous materials and our employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion or related environmental law violation could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our licenses to store and handle explosives, which would have a material adverse effect on our business, financial condition and results of operations.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.

Weak economic conditions, volatility in the banking sector and/or widespread financial distress could reduce the liquidity of our customers, suppliers or vendors making it more difficult for them to meet their obligations to us. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us or to enforce the performance of obligations owed to us under contractual arrangements and/or limit our ability to enter into future contractual arrangements with such customers, suppliers or vendors. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our contracts with such customer at significant expense to us.

The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities and integrating businesses, assets and personnel.

We evaluate and pursue acquisitions on a regular basis in order to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We may not be able to identify any potential acquisition or strategic partnership candidates, consummate any acquisitions or enter into any strategic partnerships, and any future acquisitions or strategic partnerships may not be successfully integrated or may not be advantageous to us. In addition, we may not have or be able to obtain sufficient capital resources to complete any acquisitions. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Client dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from our acquisitions or any of the strategic partnerships we form. In addition, business acquisitions and strategic partnerships involve a number of risks that could affect our business, financial condition and results of operations, including but not limited to:

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

Inflation in wages, materials, components, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, higher interest rates may be implemented by governments as monetary policy to combat inflation, which could result in higher borrowing costs, supply shortages, increased costs of labor, unfavorable movements in exchange rates and other similar effects.

Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, military activity, catastrophic weather events, the occurrence of a pandemic or other widespread illness, contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, have from time to time, and could in the future disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations.

Disruptions in operations or damages to a location where we or our vendors manufacture and assemble our products could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing operations in Houston, Texas and Tulsa, Oklahoma. These offices and facilities are particularly susceptible to severe weather events, including tropical storms, hurricanes, and tornados, which have in the past and may in the future disrupt our operations. In addition, our Repeat Precision joint venture operates one manufacturing facility in Mexico. There are several risks associated with doing business in Mexico, including, exposure to local economic and political conditions, export and import restrictions, tariffs and related duty-free rules, and the potential for shortages of labor. The realization of any of these risks could disrupt our supply chain and adversely affect our business and results of operations.

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

Approximately 69% of our revenue for the year ended December 31, 2023 was generated in Canada, which may expose us to currency fluctuations. Changes in currency exchange rates, particularly with respect to CAD, could have a material adverse effect on our results of operations or financial position. As we had a trade accounts receivable balance in Canadian dollars of $20.9 million as of December 31, 2023, a 10% movement in exchange rates for CAD relative to USD would increase or decrease the resulting trade accounts receivable balance by $1.6 million in USD. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur significant and unanticipated transaction gains and losses.

Our operations may be limited or disrupted in certain parts of the continental United States, Canada and the North Sea during severe weather conditions, including severe winters or wildfires, which could have a material adverse effect on our business, financial condition and results of operations.

We primarily provide products and services to E&P companies that operate in basins throughout the continental United States, Canada and in the North Sea. We serve these markets through our facilities and service centers located in Texas, Oklahoma, and Alberta and Saskatchewan, Canada, and Western Norway. A substantial portion of our revenue is generated from our operations in geographies where weather conditions may be severe, particularly during winter and spring months. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Repercussions of severe weather conditions may include:

•curtailment of drilling and completion activity;

•weather-related damage to equipment resulting in suspension of operations or the shut-in of existing production;

•weather-related damage to our facilities;

•inability to deliver equipment and materials to jobsites in accordance with contract schedules; and

•loss of productivity, or exposure of our employees to harm.

Many municipalities in Canada impose bans or other restrictions on the use of roads and highways, which include weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by the spring thaw. This can limit our access to these jobsites and our ability to service wells in these areas. In addition, wildfires in Canada, which are more common in spring, can result in selected shut-ins of oil and natural gas production. For example, during the second quarter of 2023, access to well sites in Canada were particularly impacted by wildfires, which negatively impacted certain of our customers’ cash flows, and their drilling and completion activity in the second half of 2023. Harsh winter conditions in the North Sea can result in strong winds and high waves, which can limit our ability to service offshore platforms. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs in those regions. Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services.

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

Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when expected, if at all. As a result, we may hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect gross margins, increase product obsolescence charges and restrict our ability to fund our operations.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States (federal and state), Canada (federal and provincial) and other foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including lower than anticipated earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals.

We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Additionally, tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability and cash flows may be adversely affected. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Impairment in the carrying value of long-lived assets including goodwill could negatively affect our operating results.

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. See “Note 2. Summary of Significant Accounting Policies,” “Note 7. Property and Equipment” and “Note 8. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information.

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. Under accounting principles generally accepted in the United States (“GAAP”), we determine if it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. See “Note 2. Summary of Significant Accounting Policies” and “Note 8. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information.

We are unable to predict whether impairments of one or more of our long-lived assets or investments may occur in the future. Such an impairment would result in non-cash charges and may indicate that conditions exist which could otherwise materially adversely affect our business, financial condition and results of operations.

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

We depend on the demand for our products and services from the oil and natural gas industry which is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries may adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases, or require indigenous companies to perform oilfield services currently supplied by other service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Local laws and customs in many countries differ significantly from those in the United States. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us. The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the Corruption of Foreign Public Officials Act and Criminal Code in Canada and the UK Bribery Act 2010, prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We are responsible for any violations by our employees, contractors and agents, whether based within or outside of the United States, for violations of the FCPA. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

We conduct business globally, and our business activities and services are subject to import and export control laws and regulations, as well as economic sanctions and other international trade laws of the United States and other countries. We must comply with U.S. export and import controls, economic sanctions, embargoes and other international trade laws, including the U.S. Commerce Department’s Export Administration Regulations and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of State. Although we have instituted policies and procedures designed to promote compliance with such laws and regulations, violations of import or export control laws and regulations or economic sanctions, embargoes or other international trade laws could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations or licenses needed to conduct aspects of our business, default under debt, reputational harm and other adverse consequences. Moreover, if any of our counterparties or jurisdictions where we do business becomes the target of economic sanctions, we may face an array of issues, including, but not limited to, having to abandon the related project, being unable to recoup prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time consuming and expensive to respond to, and which could lead to criminal or civil fines or penalties. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime.

Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations. The U.S. administration may propose or take action with respect to major changes to trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. These could also result in additional retaliatory action by United States’ trade partners. Given that we procure some of the raw materials that we use to create our products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could harm our competitive position and adversely impact our business, financial condition and results of operations. For example, the United States has a tariff in place on a significant number of commodities originating from China, including certain chemicals utilized in our tracer diagnostics business. In addition, we sell a significant proportion of our products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Technology Advancement and Cybersecurity

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

Some of our customers are making investments in non-traditional energy markets as part of the energy transition. As a result, we may be unable to supply our traditional oil and gas products to these customers if we do not develop new technology that meets their changing needs. Therefore, to counteract these pressures, any reduced spending or decreased demand for traditional energy products will need to be offset at the same or greater pace by sales to other customers or increased sales of renewable energy technologies that we develop. If we are not successful in offsetting such sales, there could be a significant negative impact on our results of operations or financial condition. In addition, the focus on non-traditional energy investments could result in reduced spending by such companies or decreased demand for our existing products and services. We are unable to predict what effect the energy transition may have on prices, spending by customers, selling strategies, competitive position, customer retention or our ability to negotiate favorable agreements with customers.

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

We may be adversely affected by disputes regarding intellectual property rights of third parties.

We have in the past, are presently, and may in the future, become involved in legal proceedings to protect and enforce our intellectual property rights. In addition, third parties may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Likewise, if we do not prevail in the lawsuits initiated by us, it could impact the strength or validity of the patents in question and decrease our competitive advantage in the market that was protected by the patent. For example, as described in “Note 11. Commitments and Contingencies – Canadian Patent Matters,” a judge in the Canada Court rendered a decision against us holding that our asserted patents were invalid and that we infringed upon a patent of a third party. The Canada Court granted an injunction prohibiting us from any further infringement of the asserted patent. To comply with this injunction, we were able to modify our product with minimal costs, however, there can be no assurance that we would be able to do so with any future matter. In addition, if we are not successful in appealing the infringement determination in this or a similar decision, we would be subject to a damages trial where the court may award significant damages if the court disagrees with our position regarding the proper measure of damages attributable to the invention. Any legal proceeding concerning intellectual property is generally not covered by insurance and could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of the outcome.

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

Loss of, or interruption to, our information and computer systems could adversely affect our business.

We are heavily dependent on our information systems and computer based programs, including our engineering information and accounting data. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, whether due to cyberattack or otherwise, unfavorable consequences could result including loss of our communication links or the inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business, financial condition and results of operations.

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

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

We are consistently subject to attempts to compromise our information technology systems. It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While we utilize various procedures and controls to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, are sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties upon whom we rely face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber incident or attack could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents. Also, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks. For additional information on our cybersecurity and information technology systems, see “Item 1C. Cybersecurity” below.

Complications with our ERP system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. Our ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. Technical issues in the operation of our ERP system could cause operating and reporting delays, increased costs and other difficulties. If we are unable to successfully operate our ERP system, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not effectively operate the ERP system, our internal control over financial reporting could be deemed ineffective which may adversely affect our ability to assess those controls adequately or timely, and may limit our ability to produce reliable financial data.

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

Risks Related to Environmental and Regulatory Matters

Hydraulic fracturing is substantially dependent on the availability of water. Restrictions on the ability of our customers to obtain water may have a material adverse effect on our business, financial condition and results of operations.

Water is an essential component in unconventional oil and natural gas development and production during both the drilling and hydraulic fracturing processes. Over the past several years, certain of the areas in which we sell our products and services have experienced extreme drought conditions and competition for water in such areas is growing. As a result of this severe drought, some local water districts and Canadian provinces have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. The inability of our customers to obtain water to use in their operations from local sources or to effectively utilize flowback water could impact demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

The adoption of climate change legislation or regulations restricting emissions of GHGs, and associated litigation, could result in increased compliance or operating costs, limit the areas in which our customers may conduct E&P activities, and reduce demand for oil and natural gas.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions is giving rise to an increased likelihood of regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has proposed regulations restricting emissions of GHGs under existing provisions of the CAA, including establishing New Source Performance Standards (“NSPS”), a set of uniform technology-based standards for new and modified sources of air pollution, that govern emissions of methane and volatile organic compounds from new and modified oil and natural gas development and production operations. In May 2023, the EPA issued a proposed rule setting NSPS that would regulate GHGs from fossil fuel-fired power plants. If finalized, this proposed rule would have profound effects on future energy production. Most recently, in December 2023, the EPA announced a final rule that will sharply reduce emissions of methane and other harmful air pollution from oil and natural gas operations. The final rule includes updated and strengthened standards for methane and other air pollutants from new, modified, and reconstructed sources, as well as guidelines to assist states in developing plans to limit methane emissions from existing sources. The Inflation Reduction Act of 2022 became law in August 2022, and aims to reduce GHGs, including carbon dioxide, by 40 percent by 2030. The Inflation Reduction Act provides billions of dollars in financial incentives, in the form of grants and loans, designed to facilitate financing and deployment of renewable energy projects in the United States.

In November 2005, the Canadian federal government began to regulate carbon dioxide emissions by adding carbon dioxide to the List of Toxic Substances under CEPA. Today, many GHG emissions sources are subject to a carbon tax of CAD 65/CO2e, which will rise to CAD 170/CO2e in 2030 or to a provincial system which is equivalent to the federal tax. In June 2022, the Canadian federal government also brought into force the CFR which sets GHG emissions limits on a variety of liquid fuels, including gasoline and diesel. In December 2023, the federal government released the Federal Cap Framework that proposes regulations to cap oil and gas emissions in 2030 at 35 to 38 percent below 2019 levels. At the same time the Canadian federal government proposed amendments to reduce methane emissions in the upstream oil and gas sector by 75% below 2012 levels by 2030. While the scope and future implementation of any final rules and regulations regarding such proposed NSPS in the United States or the Federal Cap Framework in Canada, emissions requirements and financial incentives, remain uncertain, these rules and regulations could have an adverse effect on our customers and result in an indirect material adverse effect on our business.

Various U.S. states or groups of states also have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, restricting methane emissions from exploration and production activities, reporting and tracking initiatives and renewable portfolio standards. At the international level, the United States and Canada are parties to the United Nations-sponsored Paris Agreement, a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals. Moreover, at the December 2023, COP28 climate summit, representatives from nearly 200 countries agreed to transition away from fossil fuels in energy systems so as to achieve net zero by 2050. Although it is not possible at this time to predict how any legal requirements imposed following the implementation of the Paris Agreement, subsequent international negotiations or otherwise that may be adopted or issued to address GHG emissions would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce.

In addition, various federal and/or state common law claims have been made against certain energy companies alleging that GHG emissions have resulted in actionable damages. As a result, private individuals may seek to enforce environmental laws and regulations against certain energy companies and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our or our customers’ operations and could have a material adverse effect on our business, financial condition and results of operations.

Moreover, climate change may cause more extreme weather conditions such as more intense droughts, hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as wildfires and rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our or our customers’ operations and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays on our customers, which could in turn decrease the demand for our products and services.

Our business is dependent on the ability of our customers to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and other proppants under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions in the United States and provincial energy regulators in Canada. In the United States, the federal government can, however, limit hydraulic fracturing activities on federal lands through permitting, including by limiting the amount of lands available to lease or increasing royalty rates. In addition, the current administration cancelled the construction permit for the Keystone XL oil pipeline, which would have transported Canadian oil to the Gulf Coast. Federal and provincial agencies also have asserted regulatory authority over additional aspects of the process and there are certain governmental reviews either completed, underway, or being proposed that focus on the environmental aspects of hydraulic fracturing practices. These completed, ongoing, or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing. For example, in December 2016, the EPA released a final report assessing the potential impacts of hydraulic fracturing on drinking water resources. In this report, the EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. State, provincial and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and natural gas activity and induced seismicity. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly to perform fracturing and increase the costs of compliance and doing business for our customers. In addition, in response to concerns regarding induced seismicity, regulators in some states and provinces have from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to monitor, restrict or suspend disposal well operations. Such actions to monitor, restrict or suspend disposal well operations could make it more difficult or costly for our customers to perform fracturing and may increase their operating costs, thereby reducing their cash flows.

Various state, provincial, and local-level initiatives in regions with substantial shale resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. For instance, the State of New York elected in 2015 to prohibit high volume hydraulic fracturing altogether and California is poised to ban hydraulic fracturing on state-permitted lands in 2024. Any increased regulation of hydraulic fracturing could reduce our customers’ demand for our products and services and have a material adverse effect on our business, financial condition and results of operations.

At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state, provincial or local laws governing hydraulic fracturing.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect the ability of our customers to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife and their habitat, which may limit the ability of our customers to operate in protected areas. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Additionally, the designation of previously unprotected species as threatened or endangered in areas where we operate could result in increased costs arising from species protection measures. Restrictions on the oil and natural gas operations of our customers to protect wildlife and their habitat could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, once we have the EPA approval authorizing us to manufacture PMN substances for our tracer diagnostics business, we remain subject to regulatory requirements, including, as applicable, volume limitations that may impede us from producing sufficient quantities of such chemicals. Noncompliance with the EPA consent order could result in civil or criminal penalties and delays, or require us to cease operations that are authorized under the consent order. Similar programs exist in most, if not all, of the countries in which we may seek to produce, import or use certain chemicals in our tracer diagnostics business, including compliance with regulations imposed in Canada by the Environment and Climate Change Canada/Health Canada as well as in Norway, the United Kingdom and Australia. These programs may increase the risk of noncompliance as well as result in additional testing that increases cost and may limit the number of tracers that are available to use in those markets. In addition, federal and state agencies may change the requirements or increase their scrutiny as it relates to any of the chemicals we use. For instance, some of the chemicals we use are classified as per-and polyfluoroalkyl substances (“PFAS”), which are becoming subject to greater regulation by certain agencies, including the EPA. We cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If we do not meet applicable regulatory requirements in a particular country for some chemicals, then we may not be able to commercialize those chemicals or tracers in such country, and our business could be adversely affected. In addition, with respect to PFAS, in October 2023, the EPA published a final rule under TSCA to require all manufacturers (including importers) of PFAS and PFAS-containing articles in any year since 2011 to report information to the EPA on PFAS uses, production volumes, disposal, exposures, and hazards. Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or results of operations.

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

As of December 31, 2023, our total outstanding indebtedness was $8.2 million, of which no amount was outstanding under our ABL Facility. Under our ABL Facility, which is secured by substantially all of our assets, we may borrow up to the lesser of a borrowing base and $35.0 million, with sublimits for loans in Canadian dollars, letters of credit and swingline loans. The borrowing base is determined based on 85% of eligible accounts receivables, 85% of the net orderly liquidation value of eligible inventory, and 100% of cash in a specified pledged account, subject to change in the administrative agent’s permitted discretion, and does not include assets of Repeat Precision. Our ABL Facility is subject to interest rate fallback provisions applicable in the event that the secured overnight financing rate (“SOFR”) or other interest rate benchmarks provided thereunder become unavailable or unrepresentative of lenders’ cost of funds. There can be no assurance that our ABL Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers will not constrain our liquidity by reducing the size of our borrowing base.

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

We and our subsidiaries may be able to incur substantial indebtedness or other cash obligations.

We may incur substantial additional indebtedness or other cash obligations in the future. Although the terms of the agreement governing our ABL Facility contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Repeat Precision has entered into the Repeat Precision Promissory Note with an aggregate borrowing capacity of $4.3 million, which may be used to fund its business strategies and the joint venture could in the future, and has in the past, paid us cash distributions. When Repeat Precision increases the outstanding borrowings under the Repeat Precision Promissory Note, it may not be able to meet the ongoing interest obligations or repay the principal balance when due and the note may not be renewed on the current schedule, which could prevent Repeat Precision from pursuing its business strategies, paying us cash distributions or obtaining additional financing and could also have a material adverse effect on our business, financial condition and results of operations. In addition, we issue equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”) that are settled in cash at the closing price of our common stock on the day of vesting, which may require us to pay a substantial amount and could impact our liquidity. If we and our subsidiaries incur substantial additional indebtedness or other cash obligations, the related risks to our financial condition could increase.

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

•other events or factors, including those resulting from system failures and disruptions, wildfires, floods, droughts, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events;

•changes in accounting principles;

•share-based compensation expense under applicable accounting standards;

•litigation and governmental investigations; and

•changing economic conditions.

In addition, because our common stock is more thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on Nasdaq or another stock exchange. Approximately 31% of our shares of our common stock are held by non-affiliates as of December 31, 2023. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Furthermore, the trading of our common stock may be further reduced given the more limited research coverage by securities and industry analysts. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

We are controlled by funds (the “Advent Funds”) managed by Advent, which beneficially own in the aggregate 60% of the combined voting power of our common stock. As a result of this ownership, Advent will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions.

In addition, persons previously associated with Advent currently serve on our board of directors (our “Board”). The interests of Advent may not always coincide with the interests of our other stockholders, and the concentration of effective control in Advent will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of Advent also may delay, defer or even prevent an acquisition by a third-party or other change of control and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders.

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

Advent may take actions that our other stockholders do not view as beneficial, which may adversely affect our business, financial condition and results of operations and cause the value of the investment of other stockholders to decline.

Advent and our directors that were previously affiliated with Advent, with certain exceptions, do not have obligations to present business opportunities to us and may compete with us.

Our Second Amended and Restated Certificate of Incorporation (as amended by the Certificate of Amendment, our “amended and restated certificate of incorporation”) provides that Advent and our directors that were previously affiliated with Advent do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses), and that, to the extent permitted by law, Advent and such directors, will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

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

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. “Smaller reporting companies” are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. In the event we are no longer a “smaller reporting company,” our legal, accounting and other expenses may further increase as we will no longer qualify for an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Public and investor sentiment towards climate change, fossil fuels and other ESG matters could adversely affect our operations, cost of capital, availability of capital and the price of our common stock.

Opposition toward the oil and natural gas industry has been growing globally and is particularly pronounced in the United States. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development. Any such activism against oil and natural gas exploration and development may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. An analysis of the impact, likelihood, and management preparedness of cybersecurity threats to our strategic priorities is part of our risk management process. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the Center for Internet Security (“CIS”) Critical Security Controls.

We partner with leading cybersecurity companies and organizations to enhance our cybersecurity infrastructure, leveraging third-party technology and expertise to monitor and optimize the performance of deployed products and services. We also engage with third party firms to help identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards and best practices. We use a third-party provider to supplement the continuous monitoring of our cybersecurity environment and to help coordinate the investigation and remediation of events. Our incident response plan documents the procedures for assessing and managing cybersecurity events, including steps for identifying the nature of a cybersecurity threat (including whether the threat is associated with a third-party provider), as well as assessing the severity of a cybersecurity threat. Our incident response team includes executives, and any material cybersecurity events are reported to our Board. In addition, employees are provided with online training courses to build awareness around potential cybersecurity scams and are tested periodically to maintain their focus in this important area.

The information technology group has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes. The group reports to our Chief Financial Officer. Our cybersecurity manager, who has held roles in security, infrastructure management, and enterprise information technology management, is responsible for assessing and managing the cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts.

The Audit Committee of our Board oversees our cybersecurity risk program and receives regular presentations from management regarding the Company’s efforts to monitor and mitigate cybersecurity risks. In addition, cybersecurity risks are reviewed by our Board, at least annually.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. – See Item 1A. Risk Factors – “We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.” for more information about these and other risks related to information security.

Item 2. Properties

Our corporate headquarters is located at 19350 State Highway 249, Suite 600, Houston, Texas 77070. We currently own one property, located in Calgary, Alberta, which is used for our engineering and research and development activities. In addition to our property in Calgary, Alberta, we also lease 16 properties with terms greater than 12 months that are used for our corporate headquarters, sales offices, manufacturing, engineering, district operations, laboratory, warehousing and storage yards. All of these properties are leased from third parties. We believe that these facilities are adequate for our current operations and that none of our leases are individually material to our business.

Item 3. Legal Proceedings

See “Note 11. Commitments and Contingencies” of our consolidated financial statements for further information regarding our legal proceedings.

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

Holders

On March 6, 2024, we had 2,485,708 shares of common stock outstanding, which were held by approximately 16 record holders. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

As we are a “smaller reporting company,” for the year ended December 31, 2023, we are not required to provide the performance graph under Item 201(e) of Regulation S-K.

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly wells that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including the North Sea, the Middle East, Argentina and China. We provided our products and services to over 225 customers in 2023, including leading large independent oil and natural gas companies and major oil companies.

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

Based on E&P company announced capital budgets and industry reports for 2024, we believe that annual average drilling and completion industry activity in Canada will be flat to slightly lower compared to 2023. Certain regions in Canada may ration the use of fresh water due to last summer’s drought, which could in turn lead to a reduction in completions activity. We expect activity in the United States will decline on average by 5% to 10% compared to 2023, although we expect U.S. activity to increase compared to December 2023 levels as the year progresses. We expect international industry activity to improve on average between 5% to 10% in 2024 as compared to 2023.

Oil and natural gas prices were volatile in 2022, and this volatility continued into 2023. The war between Russia and Ukraine has played a significant role in this volatility and led to increased oil and natural gas commodity prices in 2022 before moderating in late 2022 and throughout 2023. The impact of the war on pricing was somewhat mitigated by heightened uncertainty in demand and growing concerns about a global recession. Certain countries have agreed and continue to extend voluntary crude oil output cuts to mitigate the impact of uncertain economic conditions on the oil market. In addition, Hamas attacked Israel in October 2023 and the resulting Israeli-Hamas conflict and recent tensions in the Red Sea could add to commodity price volatility if the war continues and escalates or if general unrest continues in the Middle East. See further discussion below on oil and natural gas pricing.

We continue to face intense competitive pressure across all of our product and services offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. Furthermore, this competitive pressure constrains our ability to raise prices in an inflationary environment, which was more pronounced in 2022 and early to mid-2023 but has since partially improved. The competitive pressure for our fracturing systems product line in Canada may significantly increase as a result of the recent court decision which held certain of our Canadian patents to be invalid, however we do not believe we have yet experienced such an impact.

For the past two years, we have experienced modest disruptions to our supply chain, and higher prices for certain raw materials, including steel and chemicals, and purchased components and outsourced services. This cost inflation persisted throughout 2022 and continued into 2023, though prices for steel have begun to moderate. While we have endeavored to increase customer prices to defray our higher raw material and component costs, these price increases have not always fully offset our higher input costs and there has been a delay in our ability to do so. We also experienced tight labor conditions throughout 2022 and in 2023, which led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacted both our cost of sales and selling, general and administrative (“SG&A”) expenses and resulted in higher salaries, hourly pay rates and benefit costs. However, labor cost inflation while still elevated, began to decrease during the latter part of 2023.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, increased reference interest rates several times between March 2022 and July 2023, an action which typically had the effect of increasing borrowing costs and restraining economic activity. There were also several noted regional bank failures in the United States during 2023 although we had no direct exposure to these banks. In January 2024, the U.S. Federal Reserve continued to leave the benchmark interest rate unchanged amid signs of steadily cooling inflation and solid economic growth. While the U.S. Federal Reserve continues to keep the benchmark interest rate consistent, it is expected to begin rate cuts during 2024.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing decreasing to an average of $77.58/BBL during 2023 compared to an average of $94.90/BBL during 2022. This decrease reflects a rise in supply from non-OPEC+ members combined with a softer macroeconomic environment, which lowers demand growth. Since 2022 and continuing into 2023, to address the uncertain outlook for the global economy and, specifically the oil markets, and to reduce the potential of an oil and gas inventory build, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) agreed to several collective voluntary oil production reductions beginning in November 2022 through December 2024.

Natural gas pricing continues to be volatile and decreased in 2023 to an average level of $2.53 per MMBtu compared to an average level of $6.45 per MMBtu during 2022. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. In the second and third quarters of 2022, natural gas pricing in the United States was supported by increased demand for exports of liquified natural gas (“LNG”), especially for power generation in Europe and Asia, reflecting European demand for LNG sourced from the United States and other regions to offset supply historically provided by Russia, in response to the Russian-Ukraine conflict. However, natural gas pricing declined in 2023 due to the overall warm winter weather conditions and extended downtime at an LNG export facility, which decreased near-term demand and led to robust levels of natural gas in storage, which negatively impacted drilling and completion activity in certain regions, particularly in the United States.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2022	$95.18	$100.87	$4.67
6/30/2022	108.83	113.84	7.50
9/30/2022	93.06	100.71	8.03
12/31/2022	82.79	88.72	5.55
3/31/2023	75.93	81.07	2.64
6/30/2023	73.54	77.99	2.16
9/30/2023	82.25	86.65	2.59
12/31/2023	78.53	84.01	2.74

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2022, as provided by Baker Hughes. The quarterly changes, particularly for the second quarter Canadian land rig count, can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2022	618	198	816
6/30/2022	698	112	810
9/30/2022	744	198	942
12/31/2022	760	187	947
3/31/2023	744	221	965
6/30/2023	699	116	815
9/30/2023	630	187	817
12/31/2023	601	180	781

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity continued to increase from lows reached in late 2020 until the fourth quarter of 2022. However, the average U.S. land rig count has declined by 21%, to 601, in the fourth quarter of 2023 as compared to the fourth quarter of 2022. The average land rig count in Canada for the fourth quarter of 2023 was lower by 4% compared to the same period in 2022. We currently expect U.S. rig counts and completion activity in 2024 to decline from the 2023 annual average level, but to increase from year-end 2023 levels as we progress through the year while the Canadian activity is expected to remain flat to slightly lower.

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. During the second quarter of 2023, access to well sites was further impacted by Canadian wildfires, a seasonal phenomenon, but more extensive in 2023 relative to prior years. These wildfires resulted in selected shut-ins of oil and natural gas production, which negatively impacted certain of our customers’ cash flows and drilling and completion activity in the second half of 2023. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In some years, customers in the United States and Canada may exhaust their capital budgets prior to the end of the year, resulting in lower drilling and completion activity during the fourth quarter.

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

Product sales represented 71% and 68% of our revenues for the years ended December 31, 2023 and 2022, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 29% and 32% of our revenues for the years ended December 31, 2023 and 2022, respectively. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets, we may, in some instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, since wells with more stages typically result in longer jobs, which may increase revenue attributable to the use of more sliding sleeves or increase composite frac plug sales, and increase the volume of services we provide.

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 69% and 65% for the years ended December 31, 2023 and 2022, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar, would result in lower reported revenues, partially offset by lower reported cost of sales and SG&A expenses.

Although most of our sales are to North American E&P companies, we also have sales to customers outside of North America, and we expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners typically on a free on board or free carrier basis with a point of sale in the United States. Some of the locations in which we have operating partners or sales representatives include the Middle East and China. Our operating partners and representatives do not have authority to contractually bind NCS but market our products in their respective territories as part of their product or services offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs, although these tariffs have recently declined. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine, though prices for steel have begun to moderate. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

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

During the second half of 2023, in an effort to streamline operations and gain efficiencies, we implemented several cost reduction initiatives, including consolidation of our Tracer Diagnostics operations, consolidation of Repeat’s manufacturing footprint in Mexico, restructuring of certain U.S. and international operations, and the elimination of various support positions. As a result of these efforts, we expect to realize annualized cost savings of approximately $4.0 million, which we began to realize a majority of these benefits starting in the fourth quarter of 2023.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 28% and 27%, for the years ended December 31, 2023 and 2022, respectively.

Results of Operations

The following tables summarize our results of operations and gross margins for the years ended December 31, 2023 and 2022, and present revenue by geographic area for the years then ended.

	Year Ended December 31,		Variance
	2023	2022	$	%
Revenues
Product sales	$100,447	$105,859	$(5,412)	(5.1)%
Services	42,024	49,773	(7,749)	(15.6)%
Total revenues	142,471	155,632	(13,161)	(8.5)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	64,242	68,412	(4,170)	(6.1)%
Cost of services, exclusive of depreciation and amortization expense shown below	22,626	26,816	(4,190)	(15.6)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	86,868	95,228	(8,360)	(8.8)%
Selling, general and administrative expenses	56,518	58,338	(1,820)	(3.1)%
Depreciation	3,947	3,650	297	8.1%
Amortization	669	669	—	—%
Loss from operations	(5,531)	(2,253)	(3,278)	(145.5)%
Other income (expense)
Interest expense, net	(586)	(1,015)	429	42.3%
Provision for litigation, net of recoveries	(1,802)	—	(1,802)	(100.0)%
Other income, net	4,114	2,950	1,164	39.5%
Foreign currency exchange gain (loss)	462	(283)	745	263.3%
Total other income	2,188	1,652	536	32.4%
Loss before income tax	(3,343)	(601)	(2,742)	(456.2)%
Income tax (benefit) expense	(232)	351	(583)	(166.1)%
Net loss	(3,111)	(952)	(2,159)	(226.8)%
Net income attributable to non-controlling interest	42	150	(108)	(72.0)%
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,153)	$(1,102)	$(2,051)	(186.1)%

	Year Ended December 31,		Variance
	2023	2022	$	%
Gross Margin and Gross Margin Percentage:
Depreciation and amortization attributable to cost of product sales	$1,613	$1,425	$188	13.2%
Cost of product sales	65,855	69,837	(3,982)	(5.7)%
Product sales gross profit	$34,592	$36,022	$(1,430)	(4.0)%
Product sales gross margin	34.4%	34.0%

Depreciation and amortization attributable to cost of services	$592	$547	$45	8.2%
Cost of services	23,218	27,363	(4,145)	(15.1)%
Services gross profit	$18,806	$22,410	$(3,604)	(16.1)%
Services gross margin	44.8%	45.0%

Total cost of sales	$89,073	$97,200	$(8,127)	(8.4)%
Total gross profit	$53,398	$58,432	$(5,034)	(8.6)%
Total gross margin	37.5%	37.5%

	Year Ended December 31,		Variance
	2023	2022	$	%
Revenues by Geographic Area:
United States
Product sales	$26,613	$34,009	$(7,396)	(21.7)%
Services	11,206	12,228	(1,022)	(8.4)%
Total United States	37,819	46,237	(8,418)	(18.2)%
Canada
Product sales	71,946	71,176	770	1.1%
Services	26,161	29,695	(3,534)	(11.9)%
Total Canada	98,107	100,871	(2,764)	(2.7)%
Other Countries
Product sales	1,888	674	1,214	180.1%
Services	4,657	7,850	(3,193)	(40.7)%
Total Other Countries	6,545	8,524	(1,979)	(23.2)%
Total
Product sales	100,447	105,859	(5,412)	(5.1)%
Services	42,024	49,773	(7,749)	(15.6)%
Total revenues	$142,471	$155,632	$(13,161)	(8.5)%

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Revenues

Revenues were $142.5 million for the year ended December 31, 2023 as compared to $155.6 million for the year ended December 31, 2022. This decrease reflected lower U.S. product sales as well as a decrease in U.S., Canadian and international services activity, partially offset by increases in Canadian and international product sales. The overall decline was primarily related to reductions in sales volume and while we experienced favorable pricing for some of our products, our overall average pricing remained consistent between the periods. The overall decrease in revenues largely resulted from declining industry drilling and completion activity throughout 2023 as compared to 2022, particularly in the United States, for which lower natural gas pricing was a contributing factor. Canadian sales during 2023 were tempered by the effect of the Canadian wildfires which primarily impacted activity for the second quarter of 2023, but also had continuing effects for the remainder of 2023 as some operators delayed or decided to forgo projects. International revenues were lower due to a decline in North Sea services activity. Product sales for the year ended December 31, 2023 were $100.4 million as compared to $105.9 million for the year ended December 31, 2022. Services revenue was $42.0 million for the year ended December 31, 2023 as compared to $49.8 million for the year ended December 31, 2022.

Cost of sales

Cost of sales was $89.1 million, or 62.5% of revenues, for the year ended December 31, 2023 as compared to $97.2 million, or 62.5% of revenues, for the year ended December 31, 2022. Cost of sales as a percentage of revenue was consistent at 62.5% for each of the periods due in part to our actions taken to consolidate manufacturing and operational facilities and reduce field service personnel throughout the year in response to lower activity levels. However, this improvement was offset by ongoing inflationary pressures, leading to increased operating costs, and certain nonrecurring expenses associated with consolidations undertaken in June 2023 of our tracer diagnostics business and Repeat Precision’s manufacturing operations in Mexico, as discussed in “Note 9. Accrued Expenses” in the accompanying consolidated financial statements. Cost of product sales was $65.9 million or 65.6% of product sales revenue and cost of services was $23.2 million or 55.2% of services revenue for the year ended December 31, 2023. For the year ended December 31, 2022, cost of product sales was $69.8 million or 66.0% of product sales revenue and cost of services was $27.4 million or 55.0% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $56.5 million for the year ended December 31, 2023 as compared to $58.3 million for the year ended December 31, 2022. This decrease in expense reflects lower professional fees and share-based compensation expenses of $4.3 million and $0.7 million, respectively, in addition to a decrease in the annual incentive bonus accrual of $0.8 million as compared to the prior year. The lower expense was partially offset by higher compensation and benefit costs of $2.1 million primarily associated with salary increases implemented during the first quarter of 2023. In addition, research and development expenses were higher by $0.9 million and we recorded severance costs of $1.2 million associated with several cost saving initiatives, including the tracer diagnostics business consolidation effort, further restructuring changes associated with our U.S. and international operational management and support functions, and the departure of a former executive officer, as discussed in “Note 9. Accrued Expenses” in the accompanying consolidated financial statements.

Interest expense, net

Interest expense, net was $0.6 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease in interest expense, net reflects a higher yield on excess cash generating incremental interest income of $0.3 million in 2023 and lower deferred loan costs in 2023, as the 2022 results include a $0.2 million write-off associated with the termination of the prior senior secured credit facility, which was replaced by our ABL Facility in May 2022.

Provision for litigation, net of recoveries

The provision for litigation, net of recoveries totaled $1.8 million for the year ended December 31, 2023. In October 2023, the Federal Court of Canada ordered us to pay $1.8 million ($2.5 million in Canadian dollars) of legal fees associated with a patent infringement case. See Note 11. “Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion.

Other income, net

Other income, net was $4.1 million for the year ended December 31, 2023 compared to $3.0 million for the year ended December 31, 2022. A portion of this increase was attributable to the recovery of $0.6 million of unpaid invoices associated with the legal matter in Wyoming, as discussed in “Note 11. Commitments and Contingencies” in the accompanying consolidated financial statements. In addition, in 2023, we recorded incremental royalty income and profit share associated with a technical services and assistance agreement, and a benefit associated with the reversal of a contingent legal fee which was not realized, partially offset by the write-off of a constructed asset totaling $0.7 million.

Foreign currency exchange gain (loss)

Foreign currency exchange gain was $0.5 million for the year ended December 31, 2023 as compared to a loss of $(0.3) million for the year ended December 31, 2022. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

We recorded a tax benefit of $0.2 million and a tax expense of $0.4 million for the years ended December 31, 2023 and 2022, respectively. The income tax benefit and expense for both 2023 and 2022 primarily relates to results generated by our non-U.S. and Canadian businesses and U.S. state taxes. Tax expense for 2023 and 2022 has not been offset by the tax benefits related to losses within the United States, Canada, and other jurisdictions, from which we cannot currently benefit. In addition, for both 2023 and 2022 the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets in the United States, Canada, and other jurisdictions. Due to the impact of the valuation allowances on tax expense, our effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at Note 2. “Summary of Significant Accounting Policies - Income Taxes” to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of December 31, 2023, we had cash and cash equivalents of $16.7 million, and total outstanding indebtedness of $8.2 million related to finance lease obligations, of which $1.8 million is due within 12 months. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At December 31, 2023, our available borrowing base under the ABL Facility was $16.4 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at December 31, 2023.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $4.3 million. As of December 31, 2023, Repeat Precision had no outstanding indebtedness under the promissory note.

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

We plan to incur approximately $2 million to $3 million in capital expenditures during 2024, which includes (i) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment, (ii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (iii) new computers and engineering workstations and (iv) software development and implementation. Our capital expenditures, including the purchase and development of software and technology, for the years ended December 31, 2023 and 2022 were $2.2 million and $1.1 million, respectively.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$4,774	$(1,423)
Net cash used in investing activities	(1,683)	(698)
Net cash used in financing activities	(2,441)	(2,742)
Effect of exchange rate changes on cash and cash equivalents	(164)	(1,071)
Net change in cash and cash equivalents	$486	$(5,934)

Operating Activities

Net cash provided by (used in) operating activities was $4.8 million compared to $(1.4) million for the years ended December 31, 2023 and 2022, respectively. The improvement in operating cash flow reflects relatively higher sales in the fourth quarter of the prior year, generating a higher level of trade receivables at December 31, 2022, when combined with favorable collection efforts in 2023, resulted in an increase in cash in 2023. Partially offsetting these items was the use of cash for additional investment in inventory during the first half of 2023, as well as the impact of the timing and relative amounts of cash-settled share-based compensation.

Investing Activities

Net cash used in investing activities was $1.7 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, reflecting increases in investment in property and equipment and software and technology.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2023 and 2022 was $2.4 million and $2.7 million, respectively. Our primary uses of funds during the years ended December 31, 2023 and 2022 were principal payments of $1.6 million and $1.5 million, respectively, related to our finance leases, payments of $0.3 million and $0.4 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, a distribution of $0.5 million to Repeat Precision’s other joint venture partner for the year ended December 31, 2023, and payments of $1.0 million for the year ended December 31, 2022 for deferred costs related to our ABL Facility.

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Financing Arrangements

Our ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings available to us under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. At

December 31, 2023, our available borrowing base under the ABL Facility was $16.4 million and we had no outstanding indebtedness under the ABL Facility.

Repeat Precision also has an outstanding promissory note with an aggregate borrowing capacity of up to $4.3 million as of December 31, 2023, subject to a borrowing base. As of December 31, 2023, Repeat Precision had no outstanding indebtedness under the promissory note.

See “Note 10. Debt” to our consolidated financial statements for additional details regarding our credit agreement and the promissory note.

Leases

We have operating and finance leases for facilities, vehicles, equipment, and software. As of December 31, 2023, we had lease payment obligations, including interest payments for finance leases of $15.2 million, with $4.1 million payable within 12 months, which does not include the facility lease we extended in January 2024. See “Note 2. Summary of Significant Accounting Policies” and “Note 15. Leases” to our consolidated financial statements for additional information on lease obligations and maturities.

Purchase Obligations

Our purchase obligations in the amount of $5.6 million primarily represent commitments to purchase goods or services to be utilized in the normal course of business, of which $3.9 million is expected to be incurred within 12 months and is not reflected in the accompanying consolidated balance sheets.

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

Allowance for Credit Losses

We maintain an allowance for credit losses related to estimated losses that may result from the inability of our customers to make required payments. We evaluate collectability of customer accounts based upon credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Amounts deemed to be uncollectible are applied against the allowance for credit losses. Our business has seasonality, and the balance of our outstanding receivables fluctuates during the fiscal year based upon activity levels, sales volume, and general industry conditions. We periodically record a provision for credit losses or recoveries, which totaled a provision of $0.2 million and a recovery of $0.1 million for the years ended December 31, 2023 and 2022, respectively. Further, to the extent deemed necessary by management, and depending on the circumstances, we may issue customer credits or concessions which reduce our revenues, but do not impact our expected credit losses. The nature of these concessions may be to maintain a customer relationship. Historically, these concessions have not been significant to our financial condition or results of operations and would likely not be significant should there be a 10% change in the level of concessions within a fiscal year.

Inventories

Inventories of raw material, work in progress and finished goods are maintained and valued at the lower of cost or estimated net realizable value, with cost determined at standard costs which approximates the first-in, first-out or average cost basis. Periodically, we evaluate our inventory to determine items that may be obsolete, slow-moving or in excess based upon historical sales experience and projected sales forecasts. Our estimates involve subjectivity and an evaluation of customer preferences over time which may impact our ability to recover the cost of inventory and generate a profitable return. Although we believe our estimates to be reasonable, we cannot assure that our reserves will be adequate to cover potential losses, or that we will have recoveries, if there are significant changes in market preferences or technological advancements by our competitors that render a portion of our current inventory as obsolete. We have incurred charges to cost of sales related to obsolescence of $1.2 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. An increase of obsolescence expense by 10%, or $0.1 million, would not be deemed material to our financial statements.

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

We have incurred operating losses during each of the years ended December 31, 2023 and 2022. We have applied valuation allowances to reduce our deferred tax assets as of December 31, 2023 and 2022, based upon our forecasts of future taxable income in the jurisdictions in which these deferred tax assets are recorded. Our financial statements could be materially affected if: (i) our actual results differ significantly from our forecast estimates; (ii) there are future changes in enacted tax laws with retroactive application; or (iii) tax authorities do not agree with our application of the tax law to our circumstances and the matter is not ultimately resolved in our favor.

Litigation

In the ordinary course of business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters. We accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our estimate of the expected liability. Our assessment of the likely outcome of litigation matters is based on our judgment of several factors, including experience with similar matters, prior history, precedents, relevant financial information and other evidence and facts specific to the matter. Although the outcome of any legal proceeding cannot be predicted with any certainty, if a settlement is deemed to be probable and estimable, management would consider relevant facts and circumstances to determine the potential range of loss exposure or gain on settlement, if any. Future settlements which result in loss or awards could be material to our financial statements and cannot be predicted with certainty. See “Note 11. Commitments and Contingencies” of our consolidated financial statements for further information regarding our legal proceedings.

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

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues is derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than USD. During the years ended December 31, 2023 and 2022, approximately 69% and 65%, respectively, of our revenues were attributable to our operations in Canada. We also derive revenue from several jurisdictions outside of North America, including countries that occasionally experience periods of significant inflation, which occurred in Argentina in 2023 and 2022. We do not currently intend to hedge our future exposure to the Argentine Peso or other foreign currencies.

Interest Rate Risk

We were primarily exposed to interest rate risk through our ABL Facility. At December 31, 2023, we had no outstanding indebtedness under our ABL Facility. Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at December 31, 2023 was 7.9%.

We are also subject to interest rate risk through our Repeat Precision Promissory Note. At December 31, 2023, we had no outstanding indebtedness under the Repeat Precision Promissory Note. Borrowings under the Repeat Precision Promissory Note are made in U.S. dollars with interest calculated using the prime rate plus a 1.0% margin over the index. The applicable interest rate at December 31, 2023 was 9.5%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NCS Multistage Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NCS Multistage Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 8, 2024

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$16,720	$16,234
Accounts receivable—trade, net	23,981	27,846
Inventories, net	41,612	37,042
Prepaid expenses and other current assets	1,862	2,815
Other current receivables	4,042	3,726
Insurance receivable	15,000	—
Total current assets	103,217	87,663
Noncurrent assets
Property and equipment, net	23,336	23,316
Goodwill	15,222	15,222
Identifiable intangibles, net	4,407	5,076
Operating lease assets	4,847	4,515
Deposits and other assets	937	2,761
Deferred income taxes, net	66	46
Total noncurrent assets	48,815	50,936
Total assets	$152,032	$138,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$6,227	$7,549
Accrued expenses	3,702	4,391
Income taxes payable	364	468
Operating lease liabilities	1,583	1,274
Accrual for legal contingencies	15,000	—
Current maturities of long-term debt	1,812	1,489
Other current liabilities	3,370	2,522
Total current liabilities	32,058	17,693
Noncurrent liabilities
Long-term debt, less current maturities	6,344	6,437
Operating lease liabilities, long-term	3,775	3,680
Other long-term liabilities	213	1,328
Deferred income taxes, net	249	199
Total noncurrent liabilities	10,581	11,644
Total liabilities	42,639	29,337
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at
December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,482,796 shares issued and 2,443,744 shares outstanding at December 31, 2023 and 2,434,809 shares issued
and 2,408,474 shares outstanding at December 31, 2022	25	24
Additional paid-in capital	444,638	440,475
Accumulated other comprehensive loss	(85,752)	(85,617)
Retained deficit	(265,617)	(262,464)
Treasury stock, at cost; 39,052 shares at December 31, 2023 and 26,335 shares
at December 31, 2022	(1,676)	(1,389)
Total stockholders’ equity	91,618	91,029
Non-controlling interest	17,775	18,233
Total equity	109,393	109,262
Total liabilities and stockholders' equity	$152,032	$138,599

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues
Product sales	$100,447	$105,859
Services	42,024	49,773
Total revenues	142,471	155,632
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	64,242	68,412
Cost of services, exclusive of depreciation and amortization expense shown below	22,626	26,816
Total cost of sales, exclusive of depreciation and amortization expense shown below	86,868	95,228
Selling, general and administrative expenses	56,518	58,338
Depreciation	3,947	3,650
Amortization	669	669
Loss from operations	(5,531)	(2,253)
Other income (expense)
Interest expense, net	(586)	(1,015)
Provision for litigation, net of recoveries	(1,802)	—
Other income, net	4,114	2,950
Foreign currency exchange gain (loss)	462	(283)
Total other income	2,188	1,652
Loss before income tax	(3,343)	(601)
Income tax (benefit) expense	(232)	351
Net loss	(3,111)	(952)
Net income attributable to non-controlling interest	42	150
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,153)	$(1,102)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(1.27)	$(0.45)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(1.27)	$(0.45)
Weighted average common shares outstanding
Basic	2,473	2,432
Diluted	2,473	2,432

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(3,111)	$(952)
Foreign currency translation adjustments, net of tax of $0	(135)	(3,523)
Comprehensive loss	(3,246)	(4,475)
Comprehensive income attributable to non-controlling interest	42	150
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(3,288)	$(4,625)

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2021	—	$—	2,397,766	$24	$437,022	$(82,094)	$(261,362)	(17,392)	$(1,006)	$18,083	$110,667
Share-based compensation	—	—	—	—	3,453	—	—	—	—	—	3,453
Net (loss) income	—	—	—	—	—	—	(1,102)	—	—	150	(952)
Vesting of restricted stock	—	—	37,043	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(8,943)	(383)	—	(383)
Currency translation adjustment	—	—	—	—	—	(3,523)	—	—	—	—	(3,523)
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	4,164	—	—	—	—	—	4,164
Net (loss) income	—	—	—	—	—	—	(3,153)	—	—	42	(3,111)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	47,987	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(12,717)	(287)	—	(287)
Currency translation adjustment	—	—	—	—	—	(135)	—	—	—	—	(135)
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,111)	$(952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,616	4,319
Amortization of deferred loan cost	204	231
Write-off of deferred loan costs	—	196
Share-based compensation	5,365	6,039
Provision for inventory obsolescence	1,235	2,542
Deferred income tax expense	152	266
Loss (gain) on sale of property and equipment	258	(361)
Provision for (recovery of) credit losses	162	(61)
Proceeds from note receivable	546	590
Changes in operating assets and liabilities:
Accounts receivable—trade	4,541	(4,860)
Inventories, net	(5,758)	(7,678)
Prepaid expenses and other assets	2,563	1,347
Accounts payable—trade	(2,583)	1,224
Accrued expenses	(649)	(1,777)
Other liabilities	(2,558)	(2,852)
Income taxes receivable/payable	(209)	364
Net cash provided by (used in) operating activities	4,774	(1,423)
Cash flows from investing activities
Purchases of property and equipment	(1,882)	(1,035)
Purchase and development of software and technology	(310)	(96)
Proceeds from sales of property and equipment	509	433
Net cash used in investing activities	(1,683)	(698)
Cash flows from financing activities
Payments on finance leases	(1,598)	(1,463)
Line of credit borrowings	11,702	11,780
Payments of line of credit borrowings	(11,758)	(11,724)
Treasury shares withheld	(287)	(383)
Distribution to non-controlling interest	(500)	—
Payment of deferred loan cost related to ABL facility	—	(952)
Net cash used in financing activities	(2,441)	(2,742)
Effect of exchange rate changes on cash and cash equivalents	(164)	(1,071)
Net change in cash and cash equivalents	486	(5,934)
Cash and cash equivalents beginning of period	16,234	22,168
Cash and cash equivalents end of period	$16,720	$16,234
Supplemental cash flow information
Cash paid for interest (net of interest received and amounts capitalized)	$377	$557
Cash paid for income taxes (net of refunds)	(144)	(303)
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	1,972	1,788
Assets obtained in exchange for new operating lease liabilities	1,780	1,450

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

Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. We consolidate Repeat Precision, LLC and its subsidiary (“Repeat Precision”), a 50% owned entity, with operations in the United States and Mexico, because NCS has a controlling voting interest. The other party’s ownership is presented separately as a non-controlling interest. As a smaller reporting company (“SRC”), we have availed ourselves to certain reduced reporting requirements permitted by the Securities and Exchange Commission (“SEC”). This includes, among other things, presenting only two years of audited financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventories, estimates related to fair value of reporting units for purposes of assessing possible goodwill impairment, expected future cash flows from long lived assets to support impairment tests, share based compensation, estimates related to legal contingencies, amounts of deferred taxes and income tax contingencies. Actual results could materially differ from those estimates.

Foreign Currency

Our reporting currency, and our functional currency in the United States, is the United States dollar (“USD”). The financial position and results of operations of our significant foreign subsidiaries are generally measured using the local currency as the functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, revenues and expenses of our significant foreign subsidiaries have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the exchange rates on the balance sheet date. The resulting translation gain and loss adjustments have been recorded directly as a separate component of other comprehensive loss in the accompanying consolidated statements of comprehensive loss, and changes in stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included as incurred in the consolidated statements of operations.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For service arrangements that do have a contract provision with a right to payment for services up to the date of termination, revenue is recognized over time using a unit rate (labor and materials) output method that corresponds to the value we would receive upon termination of the contract at the reporting period. The transaction price for the period end is determined by the contract unit rate times the cumulative number of units earned up to the reporting period less any revenue recognized in prior periods.

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

No single customer individually accounted for 10% or more of our consolidated revenue during 2023 or 2022, or comprised 10% or more of our trade accounts receivable balance as of December 31, 2023 and 2022.

Accounts Receivable, Trade and Allowance for Credit Losses

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We maintain an allowance for credit losses related to estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for credit losses based on a current review of the collectability of customer accounts by management. Such provisions are based upon several factors including, but not limited to credit approval practices, industry and customer historical experience as

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for credit losses. We had no amounts in our allowance for credit losses as of December 31, 2022. The following table presents the changes in the allowance for credit losses for the year ended December 31, 2023 (in thousands):

Allowance for credit losses at December 31, 2022	$—
Charges and additions during 2023	165
Adjustments and recoveries	—
Allowance for credit losses at December 31, 2023	$165

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

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. There was no impairment of property and equipment and identifiable intangible assets during the years ended December 31, 2023 and 2022. See “Note 7. Property and Equipment” and “Note 8. Goodwill and Identifiable Intangibles” included herewith for further information.

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. If required, we typically perform an annual impairment test for goodwill using an assessment date in the fourth quarter of the fiscal year. Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units exceeds the related carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing this value with the carrying value of the reporting unit. Alternatively, we could bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. No impairment charge was recorded for the years ended December 31, 2023 and 2022. For additional information, see “Note 8. Goodwill and Identifiable Intangibles.”

Property and Equipment

Property and equipment are stated at historical cost adjusted for impairment, less accumulated depreciation. Equipment held under finance leases is stated at fair value which is typically the present value of the future minimum lease payments at the inception of the lease, less accumulated depreciation. Expenditures are capitalized at cost for property and equipment, and for items that substantially increase the useful lives of existing assets, and depreciated over the estimated useful lives of these assets utilizing the straight-line method. Costs associated with constructed assets are capitalized as incurred, but do not begin to depreciate until placed into service, with depreciation applied over the useful lives of the assets utilizing the straight-line method. We typically do not

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalize interest associated with constructed assets unless the construction period extends for more than twelve months. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. Depreciation expense includes amortization of assets under finance leases. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in the year of disposal as a component of other income, net, which, for the year ended December 31, 2023, includes a loss of $0.7 million associated with the write-off of a constructed asset which was deemed to have no further service potential in December 2023.

Depreciation on property and equipment, including assets held under finance leases, is calculated using the straight-line method over the following useful service lives or lease term (which includes reasonably assured renewal periods):

Years
Buildings	30
Building equipment and leasehold improvements	1 - 15
Machinery and equipment and service equipment	5 - 12
Computers and software	3 - 5
Furniture and fixtures	3 - 5
Vehicles	2 - 4
Right of use assets - finance leases	(Lease term) 2 - 10

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

We have operating and finance leases for facilities, vehicles, equipment, and software. Some leases include one or more options to renew, with renewal terms that can extend the lease term from five to ten years with exercise of lease renewal options being at the sole discretion of NCS as lessee. Some leases may include an option to terminate the contract with notice. ROU assets and lease liabilities recorded pursuant to a lease agreement with a term exceeding 12 months are recognized at the lease commencement date based on the present value of lease payments over the lease term. To the extent our lease agreements do not provide an implicit interest rate or the implicit interest rate is not readily determinable, we apply the current interest rate pursuant to our secured asset-

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based revolving credit facility (“ABL Facility”), adjusted on a monthly annual basis, as the incremental borrowing rate to calculate the present value at the lease commencement date. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

As of December 31, 2023, we have no significant leases where we are the lessor. In January 2024, we extended a facility lease through 2030 for a total lease commitment of $0.6 million. We have no additional significant operating or finance leases that have not yet commenced which create significant rights or obligations for NCS. For additional information, see “Note 10. Debt” and “Note 15. Leases.”

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Severance and Other Termination Benefits

We accrue one-time severance costs pursuant to an approved workforce reduction plan at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employees to calculate severance benefits, in the event the employee is involuntarily terminated. During 2023, we recorded $1.4 million of severance expenses associated with one-time severance costs, of which a liability of $0.4 million remained as of December 31, 2023. We did not incur any significant severance or termination benefits related to workforce reductions during the year ended December 31, 2022. See “Note 9. Accrued Expenses” included herewith for further information.

Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share computation is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period, taking into effect, if any, shares that would be issuable upon the exercise of outstanding stock options and unvested RSUs and PSUs calculated using the treasury stock method, a method that determines how many incremental shares would result if all dilutive shares were exercised at the reporting date, less the number of shares that could be purchased at cost using the assumed proceeds from the exercise.

Research and Development

Research and development costs are incurred both through the utilization of our employees to create and develop new ideas and products as well as through engaging third parties to perform development activities under our coordination and management. We incurred approximately $2.5 million and $2.7 million in research and development costs for the years ended December 31, 2023 and 2022, respectively. These costs are recorded in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations. Occasionally a customer may contract us to provide research and development of a product, for which we are compensated. We recognize the revenue when the project is completed and accepted by the customer and record the corresponding research and development costs as cost of goods sold. Alternatively, outside parties may agree to fund certain research and development activities for which we retain the rights to intellectual property. Proceeds we receive under these arrangements are treated as a reduction of research and development costs included in SG&A expense. We received such reimbursable amounts of $2.6 million and $1.7 million during the years ended December 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements

Pronouncement Adopted in 2023

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new impairment model that is based on expected credit losses rather than incurred credit losses for financial instruments, including trade accounts receivable. It requires an entity to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective dates for certain accounting guidance. The effective date of ASU No. 2016-13 remained the same for public business entities that are SEC filers, except for entities who are deemed SRCs. The effective date for SRCs began during the first interim period of fiscal years after December 15, 2022. We adopted ASU No. 2016-13 on January 1, 2023, with no material impact on our consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pronouncement Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves income tax disclosure requirements and requires specific categories in the effective tax rate reconciliation as well as additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures pertaining to income taxes paid (net of refunds received) and amends other disclosure requirements. The new standard is effective for fiscal years beginning after December 15, 2024 and should be applied prospectively although retrospective application is permitted. Early adoption is also permitted for financial statements that have not yet been issued. We are currently evaluating the impact of the adoption of this guidance.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements on an annual and interim basis and includes requirements for entities with a single reportable segment. The improvements include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources along with other disclosure requirements. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

Note 3. Segment and Geographic Information

We have determined that we operate in one reportable segment that has been identified based on how our CODM manages our business.

We aggregate revenue for presentation based on qualitative factors including the nature of the products and services, the nature and commonality of production processes, a shared customer base primarily in North America, the scope of geographic operations and a common industry and regulatory environment. However, we present revenue on a geographic basis, segregated between product sale and service revenues.

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Year Ended December 31,
	2023	2022
United States
Product sales	$26,613	$34,009
Services	11,206	12,228
Total United States	37,819	46,237
Canada
Product sales	71,946	71,176
Services	26,161	29,695
Total Canada	98,107	100,871
Other Countries
Product sales	1,888	674
Services	4,657	7,850
Total other countries	6,545	8,524
Total
Product sales	100,447	105,859
Services	42,024	49,773
Total revenues	$142,471	$155,632

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets) by geographic area (in thousands):

	December 31,	December 31,
	2023	2022
United States	$15,673	$16,861
Canada	10,782	9,265
Other Countries	1,728	1,705
	$28,183	$27,831

Note 4. Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. See above “Note 3. Segment and Geographic Information” for our disaggregated revenue by geographic area.

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our consolidated balance sheet.

The following table presents the current contract liabilities for the periods indicated (in thousands):

Balance at December 31, 2021	$71
Additions	1,963
Revenue recognized	(1,983)
Balance at December 31, 2022	$51
Additions	432
Revenue recognized	(23)
Balance at December 31, 2023	$460

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of December 31, 2023 and 2022 is included in other current liabilities on our consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required.

Contracts with Multiple Performance Obligations

Substantially all of our product and services revenues are considered a single performance obligation. Our tracer self-service product line, which is a small percentage of our revenue for the years ended December 31, 2023 and 2022 is comprised of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line are determined as (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Inventories, net

Inventories consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$2,395	$2,135
Work in process	559	38
Finished goods	38,658	34,869
Total inventories, net	$41,612	$37,042

Note 6. Other Current Receivables

Other current receivables consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Current income tax receivables	$1,418	$1,868
Employee receivables	249	354
Other receivables	2,375	1,504
Total other current receivables	$4,042	$3,726

Employee receivables primarily consist of amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on their home-country tax returns. As of December 31, 2023, a primary component of the other receivables balance is $1.2 million related to a company-owned life insurance policy associated with a non-qualified deferred compensation plan which was terminated in late 2023. We expect to utilize the proceeds from the liquidation of the insurance policy to fund the disbursements to settle liabilities under the terminated plan within the next twelve months. The associated liability of $1.2 million is included in other current liabilities on the accompanying balance sheet as of December 31, 2023. The other receivables balance at December 31, 2022 includes amounts associated with U.S. employee retention credit (“ERC”) claims totaling $0.9 million, of which $0.7 million was collected in September 2023, along with $0.1 million of interest, with a remaining receivable of $0.1 million at December 31, 2023.

Other receivables also includes $0.9 million and $0.7 million for the years ended December 31, 2023 and 2022 associated with our technical services and assistance agreement with our local partner in Oman. This agreement is effective until the expiration of a specified contract between our partner and a national oil and gas company or the expiration of other contracts entered into subsequent to the specified contract. Pursuant to the agreement, we provide chemical and radioactive tracers at stated contract prices with revenue recognized on the delivery of these materials when performance obligations are met. In addition, we provide technical support, training, literature and further technical assistance to our local partner. In consideration of these technical services, our local partner shares their net profit or loss, excluding certain non-cash items, arising out of the specified contractual arrangement equally with us at the end of each year. Quarterly, we record a receivable related to this profit-sharing provision, as the amount is probable and reasonably estimable. A portion of our profit-sharing income is allocated to tracer diagnostics services based upon the ratio of the standalone fair market value of the tracer chemicals and profit-sharing elements of the contractual arrangement. For the years ended December 31, 2023 and 2022, we have recorded tracer diagnostics services revenue of $1.4 million and $1.2 million, respectively, and other income, net totaling $0.8 million and $0.7 million, respectively, in the consolidated statements of operations.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment

Property and equipment by major asset class consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Land	$1,630	$1,592
Building and improvements	7,742	7,462
Machinery and equipment	19,378	18,156
Computers and software	2,408	2,107
Furniture and fixtures	722	748
Vehicles	265	262
Right of use assets - finance leases	12,709	11,231
Service equipment	57	57
	44,911	41,615
Less: Accumulated depreciation and amortization	(21,912)	(18,844)
	22,999	22,771
Construction in progress	337	545
Property and equipment, net	$23,336	$23,316

The following table presents the depreciation expense associated with the respective income statement line items for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Cost of sales
Cost of product sales	$1,613	$1,425
Cost of services	592	547
Selling, general and administrative expenses	1,742	1,678
Total depreciation	$3,947	$3,650

The table above includes depreciation expense associated with finance leases for buildings, equipment and software, as well as vehicles for our transportation fleet. See “Note 15. Leases.”

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As of December 31, 2023, we evaluated potential triggering events, including the decline in the quoted price of our common stock. However, we determined there were no triggering events that indicated potential impairment of our property and equipment for the years ended December 31, 2023 and 2022, respectively, and accordingly no impairment loss has been recorded.

Note 8. Goodwill and Identifiable Intangibles

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

As of December 31, 2023 and 2022, we elected to perform a qualitative assessment for Repeat Precision, our only reportable unit with goodwill, and determined it is more likely than not that the goodwill totaling $15.2 million has a fair value that exceeds its net carrying value. Therefore, no goodwill impairment has been recorded for the years ended December 31, 2023 and 2022, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangibles by major asset class consist of the following (in thousands):

		December 31, 2023
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(863)	$3,095
Customer relationships	10	4,100	(2,836)	1,264
Total amortizable intangible assets		$8,058	$(3,699)	$4,359
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,699)	$4,407

		December 31, 2022
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(604)	$3,354
Customer relationships	10	4,100	(2,426)	1,674
Total amortizable intangible assets		$8,058	$(3,030)	$5,028
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,030)	$5,076

We did not incur costs to renew or extend the term of acquired intangible assets during the years ended December 31, 2023 and 2022, respectively. Substantially all identifiable intangibles as of December 31, 2023 and 2022 are related to our Repeat Precision asset group.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. See “Note 2. Summary of Significant Accounting Policies - Impairments” for additional information. As of December 31, 2023, we evaluated potential triggering events, including the decline in the quoted price of our common stock. However, we determined there were no triggering events that indicated potential impairment of our intangibles. Therefore, we did not record any impairment charges related to our identifiable intangibles for the years ended December 31, 2023 or 2022, respectively.

Total amortization expense, which is associated with SG&A expenses on the consolidated statements of operations, was $0.7 million for each of the years ended December 31, 2023 and 2022, respectively.

The total weighted average amortization period for intangible assets is 14 years and estimated future amortization expense by year is as follows (in thousands):

2024	$669
2025	669
2026	669
2027	292
2028	259
Thereafter	1,801
Total	$4,359

Note 9. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Accrued payroll and bonus	$2,255	$3,227
Property and franchise taxes accrual	251	340
Severance and other termination benefits	436	—
Accrued other miscellaneous liabilities	760	824
	$3,702	$4,391

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2023, we implemented efforts to streamline our tracer diagnostics operations, which involved employee terminations or relocations, as well as the consolidation of certain leased facilities. Similarly, Repeat Precision consolidated its two manufacturing facilities in Mexico. In November 2023, we made further restructuring changes of certain U.S. and international operations management and support functions. In connection with these efforts, we recognized severance and moving costs totaling $0.9 million for the year ended December 31, 2023, of which we paid $0.8 million during the year. The remaining $0.1 million of severance was paid in January 2024. As of December 31, 2023, we have not recognized any lease termination costs associated with these efforts, but we may incur such costs in the future if we decide to terminate the operating leases or cannot sublet the facilities. Repeat Precision began to sublet the former facility in Mexico in October 2023.

In July 2023, an executive officer and NCS agreed that he would leave his position. In connection therewith and pursuant to an employment agreement, we incurred severance and other charges of $1.0 million in July 2023. Of these charges, $0.4 million represents the acceleration of expense recognition under stock-based compensation arrangements because these long-term incentive awards will continue to vest in accordance with the underlying agreements, but there is no further service requirement. The cash payments to the former executive of $0.6 million commenced in July 2023 and we paid $0.3 million for the year ended December 31, 2023, resulting in a remaining severance and other termination benefits accrual of $0.3 million associated with this matter as of December 31, 2023. We expect this severance and other termination benefits liability to be fully paid by July 2024.

Note 10. Debt

Our long-term debt consists of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	56
Finance leases	8,156	7,870
Total debt	8,156	7,926
Less: current portion	(1,812)	(1,489)
Long-term debt	$6,344	$6,437

The estimated fair value of total debt for the years ended December 31, 2023 and 2022 was $7.1 million and $6.8 million, respectively. At December 31, 2022, the fair value of the Repeat Precision Promissory Note (as defined below) approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

ABL Facility

On May 3, 2022, we entered into an ABL Facility under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc. (“Pioneer”), NCS Multistage, LLC, NCS Multistage Inc. (“NCS Canada”), the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). Concurrent with the entry into our Credit Agreement on May 3, 2022, our prior ABL facility was terminated.

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our available borrowing base under the ABL Facility at December 31, 2023 was $16.4 million. The ABL Facility will mature on May 3, 2027. As of December 31, 2023 and 2022, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “CDOR Rate” (each as defined in the Credit Agreement). Borrowings bear interest plus a margin that varies depending on

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and CDOR Rate, between 2.40% and 3.40%. We must also pay a monthly commitment fee of 0.25% to 0.50% per year, based on unused commitments. The applicable interest rate at December 31, 2023 was 7.9%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of December 31, 2023, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.2 million and $0.1 million was included in interest expense, net for the years ended December 31, 2023 and 2022, respectively.

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note for an aggregate borrowing capacity of $4.3 million with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note has been renewed several times and is scheduled to mature on August 10, 2024. The note bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at December 31, 2023 was 9.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of December 31, 2023, there was no outstanding indebtedness under the promissory note. As of December 31, 2022, Repeat Precision had $0.1 million of outstanding indebtedness under the promissory note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and its subsidiary and is not guaranteed by any other NCS entity.

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

Note 11. Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Matter

NCS was a defendant in a lawsuit in the District Court of Winkler County, Texas (the “Texas Matter”) that was settled in December 2023, where the insurance carrier agreed to pay the mutually-agreed settlement amounts to the plaintiff in settlement of all liabilities, resulting in no cash payments by NCS. The lawsuit was filed in September 2019 by plaintiffs Boyd & McWilliams Energy Group, Inc. et. al. claiming damage to their wells in 2018 resulting from an alleged product defect related to components provided by a third-party supplier. In May 2023, a judgment was rendered awarding the plaintiff total damages of $42.5 million. We accrued $40.8 million which included this judgment amount and estimated court costs, less $2.0 million previously paid to the plaintiff by our insurance carrier. During the fourth quarter of 2023, in connection with the settlement, we reversed the accrual for this legal contingency of $40.8 million. As of December 31, 2023, we recorded an insurance receivable for expected but unpaid insurance recoveries and a provision for legal contingencies of $15.0 million. The settlement was fully paid by the insurance carrier in January 2024.

Wyoming Matter

NCS was the defendant in a lawsuit in a state district court in Wyoming, which settled in August 2023 (the “Wyoming Matter”). The claim related to an alleged service issue by our personnel during completion operations. The parties agreed to a settlement that included a payment to the plaintiff of $2.0 million, which was paid on NCS’s behalf under a policy of insurance and NCS received $0.6 million as reimbursement of unpaid invoices from the plaintiff. During the year ended December 31, 2023, we recorded the benefit from payment of the aged invoices as other income in the accompanying consolidated statement of operations.

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

On October 10, 2023, the judge rendered a decision against us holding that our asserted patents are invalid and that we are infringing the Kobold asserted patent. The Canada Court ordered us to pay Kobold approximately $1.8 million ($2.5 million in Canadian dollars) in costs and disbursements, including taxes payable thereon, and granted an injunction prohibiting us from any further infringement of their patent. This amount is included in provision for litigation, net of recoveries in the accompanying consolidated statement of operations for the year ended December 31, 2023 and was paid to Kobold in November 2023.

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court as well as to reduce the costs award significantly. We intend to appeal the judgment and believe we have strong arguments that may lead to a reversal of substantial portions of the decision. In addition, we do not know what damages, if any, the Canada Court will award to Kobold as the damages portion was bifurcated and will likely be heard by the Canada Court only after we complete our appeal of the liability phase. We expect the appeal to be heard by late 2024, and a decision granted by early to mid-2025. If we do not prevail in the appeal phase, we would expect any damages awarded to be more modest because of the relative ease and minimal cost in implementing changes to our product to comply with the injunction, with such changes having resulted to date in insignificant commercial impact.

The parties attended a mediation meeting in late February 2024. While no agreement has yet been reached, the parties have expressed interest in continuing with the settlement discussions. If we are unable to reach a settlement with Kobold, the appeals process could take over a year and could result in a new trial or further appeals, which may not conclude for several years thereafter.

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12. Stockholders’ Equity

Authorized and Outstanding Shares

As of December 31, 2023 and 2022, we had 11,250,000 shares of common stock authorized to be issued. As of December 31, 2023 and 2022, 2,443,744 and 2,408,474 shares of common stock were outstanding, respectively. As of December 31, 2023 and 2022, the number of our authorized shares of preferred stock included 10,000,000 shares, with none outstanding.

Voting

The holders of common stock are entitled to one vote for each share of common stock held.

Dividends

The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board, to the extent permitted under the ABL Facility. No dividends were declared during the years ended December 31, 2023 and 2022.

Note 13. Share-Based Compensation

Equity Incentive Plan

We maintain an equity incentive plan for the benefit of our employees, directors and other service providers, the 2017 Equity Incentive Plan (the “2017 Plan”). Our previous equity incentive plan, the 2012 Equity Incentive Plan (the “2012 Plan”), terminated on December 20, 2022, provided that any outstanding awards remain outstanding in accordance with the terms of the applicable award agreement. As of December 31, 2023, there remain 3,610 options outstanding, all of which are exercisable pursuant to the 2012 Plan.

The 2017 Plan provides for awards of stock options, stock appreciation rights, restricted stock awards, RSUs, stock awards and performance awards. Awards under the 2017 Plan may be granted to any employee, non-employee director, consultant or other personal service provider of NCS. The 2017 Plan is administered by a plan administrator, which is the Compensation, Nominating and Governance Committee or such other committee of the Board or the Board as a whole, in each case as determined by the Board. The 2017 Plan was initially established with the authorization for grants of up to 226,626 shares of authorized but unissued shares of common stock. NCS has since increased the number of authorized shares by 400,000 shares, which increased the maximum aggregate number of shares available to be issued under the 2017 Plan to 626,626 shares. As of December 31, 2023, the total number of shares available for future issuance under the 2017 Plan is 247,524 shares.

Restricted Stock Units

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

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU activity during the year ended December 31, 2023:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	118,713	$39.32
Granted	81,021	24.49
Vested (including 13,259 shares that have not been released)	(59,367)	39.55
Forfeited	(6,868)	33.03
Non-vested at December 31, 2023	133,499	$30.55

The total value of RSUs that vested and released was $1.1 million and $1.6 million during the years ended December 31, 2023 and 2022. For 2023 and 2022, the income tax benefit recognized for RSUs was $0.2 million and $0.3 million, respectively. As of December 31, 2023, there was $2.0 million of total unrecognized compensation cost related to RSUs, which we expect to recognize over a weighted average period of one year.

Equivalent Stock Unit Awards

When ESUs are granted to employees, they are valued at fair value, which we measure at the closing price of our common stock on the date of grant. Since the ESUs are settled in cash, we record a liability which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board.

The following table summarizes ESU activity during the year ended December 31, 2023:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	135,856	$33.98
Granted	90,041	24.49
Vested	(75,547)	30.11
Forfeited	(10,311)	30.18
Non-vested at December 31, 2023	140,039	$30.25

During the years ended December 31, 2023 and 2022, we paid $1.7 million and $2.6 million, respectively, upon settlement of the ESUs. As of December 31, 2023, the total liability for ESUs was $0.9 million.

Performance Stock Unit Awards

PSUs are granted to certain executives and provide for the recipients to receive a grant of shares of common stock based upon the achievement of certain performance goals over a specified period established by the Compensation, Nominating, and Corporate Governance Committee. The number of PSUs ultimately issued is dependent upon our total shareholder return relative to our performance peer group (“relative TSR”) over a three-year performance period. Each PSU will settle for between zero and two shares of our common stock. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PSUs grant date fair values in 2023 and 2022 were measured using a Monte Carlo simulation with the following assumptions and the resulting weighted-average grant date fair value per share:

	March 2023	November 2022	March 2022
Grant date	March 2, 2023	November 1, 2022	March 2, 2022
Performance period	January 1, 2023 to December 31, 2025	January 1, 2023 to December 31, 2025	January 1, 2022 to December 31, 2024
Volatility	75.2%	95.6%	102.1%
Risk-free interest rate	4.6%	4.4%	1.6%
Expected dividends	—%	—%	—%
Grant date price	$24.49	$30.50	$42.90
Weighted-average fair value per share	$36.02	$49.52	$71.28

The following table summarizes PSU activity during the year ended December 31, 2023:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	57,681	$61.00
Granted	13,681	36.02
Vested	—	—
Forfeited	(17,004)	66.14
Non-vested at December 31, 2023	54,358	$53.11

As of December 31, 2023, there was $1.4 million of total unrecognized compensation cost related to PSUs, which we expect to recognize over a weighted average period of two years.

Stock Options

Stock options were previously granted to our officers, key employees, and Board. Stock options generally vested annually in equal increments over three or five years and have a 10-year term. We estimated the fair value of each option grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model required estimates of key assumptions based on both historical information and management judgment regarding market factors and trends. Determining the appropriate fair value model and calculating the fair value of options required the input of highly subjective assumptions, including the expected volatility of the price of our stock, the risk-free rate, the expected term of the options and the expected dividend yield of our common stock. These estimates involved inherent uncertainties and the application of management’s judgment. If factors changed and different assumptions were used, our share-based compensation expense could have been materially different. Stock options have not been granted since 2017.

The following table summarizes stock option activity during the year ended December 31, 2023:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	6,851	$182.65	1.68
Expired during the year	(2,609)	117.59
Outstanding at December 31, 2023	4,242	$222.66	1.52
Exercisable as of December 31, 2023	4,242	$222.66	1.52

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in the money options. As of December 31, 2023, we had no outstanding in the money options and no outstanding and exercisable aggregate intrinsic values. No options were exercised during the years ended December 31, 2023 and 2022.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Share Based Compensation Expense

The following table summarizes share-based compensation expense recognized in SG&A expense in our consolidated statements of operations and our related tax benefit for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Restricted stock units	$2,657	$2,205
Equivalent stock units	1,201	2,586
Performance stock unit awards	1,507	1,248
Total share-based compensation expense	$5,365	$6,039
Related income tax benefit	$361	$802

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

Our contributions to all of these benefit plans were $1.0 million for each of the years ended December 31, 2023 and 2022, respectively.

Note 15. Leases

Supplemental balance sheet information related to leases are as follows (in thousands):

		December 31,	December 31,
Leases	Consolidated Balance Sheet Classification	2023	2022
Assets
Operating (1)	Operating lease assets	$4,847	$4,515
Finance (2)	Property and equipment, net	7,985	7,771
Total leased right-of-use assets		$12,832	$12,286

Liabilities
Current
Operating (1)	Operating lease liabilities	$1,583	$1,274
Finance	Current maturities of long-term debt	1,812	1,433

Noncurrent
Operating (1)	Operating lease liabilities, long-term	3,775	3,680
Finance	Long-term debt, less current maturities	6,344	6,437
Total lease liabilities		$13,514	$12,824

_______________

(1)During the year ended December 31, 2023, we relocated to a new facility in Red Deer, Alberta, Canada, for which we recorded an operating lease ROU asset and leasehold improvement and corresponding liability of $1.7 million. This operating lease has a term of approximately five years. During the year ended December 31, 2022, we entered into three operating leases and renewed four others for our facilities in various locations. We recorded long-term ROU assets totaling approximately $1.4 million and corresponding operating lease liabilities. The leases have renewal terms from three to approximately six years.

(2)Finance lease right-of-use assets are presented net of accumulated amortization of $4.7 million and $3.5 million as of December 31, 2023 and 2022, respectively.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense are as follows (in thousands):

		Year Ended December 31,
Lease Cost	Consolidated Statements of Operations Classification	2023	2022
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$1,752	$1,531
Interest on lease liabilities	Interest expense, net	443	364
Operating lease cost	Cost of sales; Selling, general and administrative expenses	1,445	1,497
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	855	896
Total lease cost		$4,495	$4,288

Total operating lease expense included in the consolidated statements of operations was $2.3 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.

Supplemental cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Disclosures	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,683	$1,706
Operating cash flows from finance leases	443	364
Return of vehicles under finance lease	—	(142)

	December 31,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years):
Operating leases	3.3	3.6
Finance leases	5.0	6.1
Weighted-average discount rate:
Operating leases	4.7%	4.5%
Finance leases	5.2%	4.5%

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$1,826	$2,242
2025	1,589	2,093
2026	1,343	1,762
2027	878	999
2028	265	832
Thereafter	—	1,415
Total lease payments	$5,901	$9,343
Less: interest	(543)	(1,187)
Present value of lease liabilities	$5,358	$8,156

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes

The provision (benefit) from income taxes consists of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Current tax expense (benefit)
U.S. Federal	$(114)	$(291)
State	54	116
Foreign	(324)	260
Total current	(384)	85
Deferred tax expense
U.S. Federal	$103	$—
State	—	—
Foreign	49	266
Total deferred	152	266
Total income taxes	$(232)	$351

The following is the domestic and foreign components of our (loss) income before income taxes for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
U.S. Federal	$1,256	$(1,127)
Foreign	(4,599)	526
Loss before income tax	$(3,343)	$(601)

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Income tax at federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Foreign taxes on U.S. income	(2.7)%	(7.4)%
Non-controlling interest gain/losses	(3.8)%	(53.3)%
Nondeductible expenses	(5.2)%	(32.1)%
Deductible foreign taxes	1.4%	36.3%
Non U.S. income taxed at different rates	23.8%	(18.3)%
Research and other tax credits	20.8%	57.8%
Effect of rate change on deferred tax	—%	(2.8)%
Stock-based compensation	(18.2)%	(656.7)%
State taxes	(12.3)%	(104.1)%
Change in valuation allowance	(20.9)%	675.5%
Other	3.0%	25.7%
Income tax	6.9%	(58.4)%

We recorded a tax benefit of $0.2 million and a tax expense of $0.4 million for the years ended December 31, 2023 and 2022, respectively. The income tax benefit and expense for both 2023 and 2022 primarily relates to results generated by our non-U.S. and Canadian businesses and U.S. state taxes. Tax expense for 2023 and 2022 has not been offset by the tax benefits related to losses within the United States, Canada, and other jurisdictions, from which we cannot currently benefit. In addition, for both 2023 and 2022 the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets in the United States, Canada, and other jurisdictions. Similarly, our effective tax rate for both 2023 and 2022 was impacted

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the changes in valuation allowance related to U.S. and foreign operating losses for which we cannot currently recognize a tax benefit. Due to the impact of the valuation allowances on tax expense, our effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at “Note 2. Summary of Significant Accounting Policies - Income Taxes”.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Accruals not currently deductible	$2,947	$3,165
Depreciation and amortization	8,761	9,593
Tax loss carryforward	4,333	3,775
Other	2,821	1,799
	18,862	18,332
Valuation allowance for deferred tax assets	(18,758)	(18,288)
Total deferred tax assets	104	44
Deferred tax liabilities
Foreign currency translation	(287)	(148)
Other	—	(49)
Total deferred tax liabilities	(287)	(197)
Net deferred tax assets (liabilities)	$(183)	$(153)

The above are included in the accompanying consolidated balance sheet as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets—noncurrent	$66	$46
Deferred income tax liabilities—noncurrent	(249)	(199)
	$(183)	$(153)

A valuation allowance has been provided for $14.6 million and $15.4 million against U.S. deferred tax assets as of December 31, 2023 and 2022, respectively. Also, a valuation allowance has been provided for $3.9 million and $2.3 million against Canadian deferred tax assets as of December 31, 2023 and 2022, respectively. We believe we have not met the more likely than not condition of realizing the benefits of these assets based on management’s position regarding the existence of sufficient projected taxable income of the appropriate character.

As of December 31, 2023 and 2022, there were no material amounts that had been accrued with respect to uncertain tax positions. We believe that there are no tax positions taken or expected to be taken as of December 31, 2023 and 2022 that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. We file income tax returns in the United States, Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2020 and subsequent years remain open for examination and our Canadian income tax returns for 2019 and subsequent years remain open for examination.

NCS MULTISTAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Loss Per Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per share from net loss (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator
Net loss	$(3,111)	$(952)
Less: income attributable to non-controlling interest	42	150
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,153)	$(1,102)

Denominator
Basic weighted average number of shares	2,473	2,432
Dilutive effect of other equity awards	—	—
Diluted weighted average number of shares	2,473	2,432

Loss per common share
Basic	$(1.27)	$(0.45)
Diluted	$(1.27)	$(0.45)

Potentially dilutive securities excluded as anti-dilutive	146	194

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2023.

In addition, since we are a non-accelerated filer, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting as long as we remain a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The other information required by this Item will be included in the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information relating to the number of shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2023, including the 2017 Plan, the 2012 Plan, and the Employee Stock Purchase Plan (the “ESPP”):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans
Approved by stockholders	233,709	$222.66	333,940
Not approved by stockholders	—	$—	—

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

The other information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

†	10.4	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2023).
†	10.5

NCS Multistage Holdings, Inc. 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-217516) filed on April 27, 2017).

†	10.6	NCS Multistage Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 001-38071) filed on April 21, 2020).

†	10.7

First Amendment to NCS Multistage Holdings, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Information Statement (File No. 001-38071) filed on November 10, 2020).

†	10.8

2012 Equity Incentive Plan of NCS Multistage Holdings, Inc. (formerly known as Pioneer Super Holdings, Inc.) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-217516) filed on April 27, 2017).

†	10.9

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

†	10.11

Second Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 6, 2019).

†	10.12

NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-220165) filed on August 25, 2017).

†	10.13

First Amendment to NCS Multistage Holdings, Inc. Employee Stock Purchase Plan for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2018).

†	10.14

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

†	10.20

Form of Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 9, 2017).

†	10.21

Form of Stock Option Award Agreement under the 2017 Equity Incentive Plan for non-executives (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).

†	10.22

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

*	21.1	List of subsidiaries of the Company.
*	23.1	Consent of Grant Thornton LLP.
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	97.1	Incentive-Based Compensation Recovery Policy, dated October 26, 2023.
***	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	XBRL Taxonomy Extension Label Linkbase
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

†	Management contracts or compensatory plans or arrangements.
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2024	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2024.

Signature	Title
/s/ Ryan Hummer	Chief Executive Officer and Director
Ryan Hummer	(Principal Executive Officer)

/s/ Mike Morrison	Chief Financial Officer and Treasurer
Mike Morrison	(Principal Financial Officer)

/s/ Dewayne Williams	Vice President and Controller
Dewayne Williams	(Principal Accounting Officer)

/s/ Michael McShane	Chairman
Michael McShane

/s/ John Deane	Director
John Deane

/s/ Matthew Fitzgerald	Director
Matthew Fitzgerald

/s/ Gurinder Grewal	Director
Gurinder Grewal

/s/ David McKenna	Director
David McKenna

/s/ Valerie Mitchell	Director
Valerie Mitchell

/s/ Robert Nipper	Director
Robert Nipper

/s/ W. Matt Ralls	Director
W. Matt Ralls