Form 10-Q
period 2024-03-31
NCS Multistage Holdings, Inc.
filed 2024-05-02
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, there were 2,502,564 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$14,004	$16,720
Accounts receivable—trade, net	33,919	23,981
Inventories, net	39,237	41,612
Prepaid expenses and other current assets	1,695	1,862
Other current receivables	4,065	4,042
Insurance receivable	—	15,000
Total current assets	92,920	103,217
Noncurrent assets
Property and equipment, net	23,143	23,336
Goodwill	15,222	15,222
Identifiable intangibles, net	4,240	4,407
Operating lease assets	4,461	4,847
Deposits and other assets	873	937
Deferred income taxes, net	66	66
Total noncurrent assets	48,005	48,815
Total assets	$140,925	$152,032
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$8,489	$6,227
Accrued expenses	3,814	3,702
Income taxes payable	350	364
Operating lease liabilities	1,556	1,583
Accrual for legal contingencies	—	15,000
Current maturities of long-term debt	2,441	1,812
Other current liabilities	2,547	3,370
Total current liabilities	19,197	32,058
Noncurrent liabilities
Long-term debt, less current maturities	6,443	6,344
Operating lease liabilities, long-term	3,365	3,775
Other long-term liabilities	202	213
Deferred income taxes, net	239	249
Total noncurrent liabilities	10,249	10,581
Total liabilities	29,446	42,639
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,540,626 shares issued and 2,485,708 shares outstanding at March 31, 2024 and 2,482,796 shares issued and 2,443,744 shares outstanding at December 31, 2023	25	25
Additional paid-in capital	445,404	444,638
Accumulated other comprehensive loss	(86,248)	(85,752)
Retained deficit	(263,547)	(265,617)
Treasury stock, at cost, 54,918 shares at March 31, 2024 and 39,052 shares at December 31, 2023	(1,913)	(1,676)
Total stockholders' equity	93,721	91,618
Non-controlling interest	17,758	17,775
Total equity	111,479	109,393
Total liabilities and stockholders' equity	$140,925	$152,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Product sales	$31,758	$31,430
Services	12,100	12,124
Total revenues	43,858	43,554
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,692	18,833
Cost of services, exclusive of depreciation and amortization expense shown below	6,595	6,180
Total cost of sales, exclusive of depreciation and amortization expense shown below	26,287	25,013
Selling, general and administrative expenses	13,830	16,151
Depreciation	1,073	943
Amortization	167	167
Income from operations	2,501	1,280
Other income (expense)
Interest expense, net	(100)	(209)
Provision for litigation, net of recoveries	—	(17,514)
Other income, net	1,137	292
Foreign currency exchange (loss) gain	(498)	55
Total other income (expense)	539	(17,376)
Income (loss) before income tax	3,040	(16,096)
Income tax expense (benefit)	487	(1,100)
Net income (loss)	2,553	(14,996)
Net income (loss) attributable to non-controlling interest	483	(27)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$2,070	$(14,969)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.83	$(6.10)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.82	$(6.10)
Weighted average common shares outstanding
Basic	2,508	2,452
Diluted	2,539	2,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$2,553	$(14,996)
Foreign currency translation adjustments, net of tax of $0	(496)	(99)
Comprehensive income (loss)	2,057	(15,095)
Less: Comprehensive income (loss) attributable to non-controlling interest	483	(27)
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$1,574	$(15,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393
Share-based compensation	—	—	—	—	766	—	—	—	—	—	766
Net income	—	—	—	—	—	—	2,070	—	—	483	2,553
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	57,830	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(15,866)	(237)	—	(237)
Currency translation adjustment	—	—	—	—	—	(496)	—	—	—	—	(496)
Balances as of March 31, 2024	—	$—	2,540,626	$25	$445,404	$(86,248)	$(263,547)	(54,918)	$(1,913)	$17,758	$111,479

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	913	—	—	—	—	—	913
Net loss	—	—	—	—	—	—	(14,969)	—	—	(27)	(14,996)
Vesting of restricted stock	—	—	41,489	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(11,086)	(264)	—	(264)
Currency translation adjustment	—	—	—	—	—	(99)	—	—	—	—	(99)
Balances as of March 31, 2023	—	$—	2,476,298	$25	$441,387	$(85,716)	$(277,433)	(37,421)	$(1,653)	$18,206	$94,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$2,553	$(14,996)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,240	1,110
Amortization of deferred loan costs	51	51
Share-based compensation	902	1,265
Provision for inventory obsolescence	316	104
Deferred income tax expense	5	23
Gain on sale of property and equipment	(172)	(83)
Provision for litigation, net of recoveries	—	17,514
Net foreign currency unrealized loss (gain)	373	(205)
Proceeds from note receivable	61	229
Changes in operating assets and liabilities:
Accounts receivable—trade	(10,282)	(1,917)
Inventories, net	1,521	(3,786)
Prepaid expenses and other assets	29	933
Accounts payable—trade	2,355	831
Accrued expenses	130	274
Other liabilities	(1,339)	(1,719)
Income taxes receivable/payable	377	(1,179)
Net cash used in operating activities	(1,880)	(1,551)
Cash flows from investing activities
Purchases of property and equipment	(299)	(503)
Purchase and development of software and technology	(13)	(61)
Proceeds from sales of property and equipment	176	84
Net cash used in investing activities	(136)	(480)
Cash flows from financing activities
Payments on finance leases	(449)	(387)
Line of credit borrowings	1,158	3,581
Payments of line of credit borrowings	(602)	(3,349)
Treasury shares withheld	(237)	(264)
Distribution to noncontrolling interest	(500)	—
Net cash used in financing activities	(630)	(419)
Effect of exchange rate changes on cash and cash equivalents	(70)	(151)
Net change in cash and cash equivalents	(2,716)	(2,601)
Cash and cash equivalents beginning of period	16,720	16,234
Cash and cash equivalents end of period	$14,004	$13,633
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$696	$629
Assets obtained in exchange for new operating lease liabilities	$—	$38

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

Basis of Presentation

Our accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). We consolidate Repeat Precision, LLC and its subsidiary (“Repeat Precision”), a 50% owned entity, with operations in the United States and Mexico, because NCS has a controlling voting interest. The other party’s ownership is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. The reclassifications had no effect on the previously reported net loss.

Significant Accounting Policies

Our significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in our Annual Report.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves income tax disclosures including a requirement for specific categories in the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, certain disclosures pertaining to income taxes paid (net of refunds received) and amendments to other disclosure requirements. The new standard is effective for fiscal years beginning after December 15, 2024 and should be applied prospectively although retrospective application is permitted. Early adoption is also permitted for financial statements that have not yet been issued. We are currently evaluating the impact of the adoption of this guidance.

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

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States
Product sales	$7,767	$8,060
Services	2,244	3,259
Total United States	10,011	11,319
Canada
Product sales	22,675	22,561
Services	8,994	8,110
Total Canada	31,669	30,671
Other Countries
Product sales	1,316	809
Services	862	755
Total other countries	2,178	1,564
Total
Product sales	31,758	31,430
Services	12,100	12,124
Total revenues	$43,858	$43,554

Note 3.  Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. See above "Note 2. Segment and Geographic Information" for our disaggregated revenue by geographic area.

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our condensed consolidated balance sheet.

The following table presents the current contract liabilities as of  March 31, 2024 and  December 31, 2023 (in thousands):

Balance at December 31, 2023	$460
Additions	88
Revenue recognized	(326)
Balance at March 31, 2024	$222

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of March 31, 2024 and  December 31, 2023 is included in other current liabilities on the condensed consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was $0.3 million for the three months ended March 31, 2024. There was no revenue recognized from the contract liability balance for the three months ended March 31, 2023.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories, net

Inventories consist of the following as of March 31, 2024 and  December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$2,252	$2,395
Work in process	361	559
Finished goods	36,624	38,658
Total inventories, net	$39,237	$41,612

Note 5.  Other Current Receivables

Other current receivables consist of the following as of March 31, 2024 and  December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Current income tax receivables	$1,016	$1,418
Employee receivables	201	249
Other receivables	2,848	2,375
Total other current receivables	$4,065	$4,042

Employee receivables primarily consist of amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on their home-country tax returns. As of  March 31, 2024 and  December 31, 2023, a primary component of the other receivables balance is $1.2 million related to a company-owned life insurance policy associated with a non-qualified deferred compensation plan which was terminated in late 2023. We expect to utilize the proceeds from the liquidation of the insurance policy to fund the disbursements to settle liabilities under the terminated plan by the end of 2024. The associated liability of $1.2 million is included in other current liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. In addition, the other receivables balances includes amounts associated with a technical services and assistance agreement with our partner in Oman, of which $0.9 million as of March 31, 2024 and December 31, 2023 pertains to the year ended December 31, 2023, and an additional $0.3 million as of March 31, 2024, pertains to the three month period then ended.

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2024 and  December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Land	$1,597	$1,630
Building and improvements	7,519	7,742
Machinery and equipment	19,693	19,378
Computers and software	2,599	2,408
Furniture and fixtures	710	722
Vehicles	264	265
Right of use assets - finance leases	12,689	12,709
Service equipment	57	57
	45,128	44,911
Less: Accumulated depreciation and amortization	(22,643)	(21,912)
	22,485	22,999
Construction in progress	658	337
Property and equipment, net	$23,143	$23,336

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of sales
Cost of product sales	$468	$362
Cost of services	148	154
Selling, general and administrative expenses	457	427
Total depreciation	$1,073	$943

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three months ended March 31, 2024 and 2023, respectively, and accordingly no impairment loss has been recorded.

Note 7.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of March 31, 2024 and 2023, we did not identify any triggering events for Repeat Precision, our only reportable unit with goodwill, that would indicate potential impairment. Therefore, no goodwill impairment has been recorded for the three months ended March 31, 2024 and 2023, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2024
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(928)	$3,030
Customer relationships	10	4,100	(2,938)	1,162
Total amortizable intangible assets		8,058	(3,866)	4,192
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,866)	$4,240

		December 31, 2023
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(863)	$3,095
Customer relationships	10	4,100	(2,836)	1,264
Total amortizable intangible assets		8,058	(3,699)	4,359
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,699)	$4,407

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended March 31, 2024 and 2023, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of March 31, 2024, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangibles, which are substantially related to our Repeat Precision asset group. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three months ended March 31, 2024 and 2023.

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2024 and  December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and bonus	$2,786	$2,255
Property and franchise taxes accrual	331	251
Severance and other termination benefits	170	436
Accrued other miscellaneous liabilities	527	760
Total accrued expenses	$3,814	$3,702

As previously disclosed in our Annual Report, we implemented certain restructuring efforts during 2023 to streamline our tracer diagnostics operations, consolidate facilities in the United States and Mexico, for Repeat Precision, and to eliminate redundancies in the structure of certain U.S. and international operations management and support functions. In addition, in July 2023, an executive officer and NCS agreed that he would leave his position. In connection with these restructuring efforts, we incurred severance and other charges of $1.9 million in 2023. Of this amount, we paid $1.1 million in 2023 and $0.2 million for the three months ended  March 31, 2024, with a remaining severance and other termination benefits accrual of $0.2 million as of March 31, 2024. We expect this severance and other termination benefits liability to be fully paid by July 2024.

Note 9.  Debt

Our long-term debt consists of the following as of March 31, 2024 and  December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
ABL Facility	$—	$—
Repeat Precision Promissory Note	556	—
Finance leases	8,328	8,156
Total debt	8,884	8,156
Less: current portion	(2,441)	(1,812)
Long-term debt	$6,443	$6,344

The estimated fair value of total debt as of March 31, 2024 and  December 31, 2023 was $7.8 million and $7.1 million, respectively. The fair value of the Repeat Precision Promissory Note (as defined below) approximated the carrying value due to a variable interest rate and the ability to repay the note at any time. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a description of our financing arrangements.

ABL Facility

On May 3, 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc. (“Pioneer”), NCS Multistage, LLC, NCS Multistage Inc. (“NCS Canada”), the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). Concurrent with the entry into our Credit Agreement on May 3, 2022, our prior ABL facility was terminated. On April 16, 2024, we entered into the first amendment to the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate.

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  March 31, 2024 was $20.4 million. The ABL Facility will mature on May 3, 2027. As of March 31, 2024 and  December 31, 2023, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at March 31, 2024 was 8.0%. We incurred interest expense related to the ABL Facility, including commitment fees, of less than $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of March 31, 2024, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, which are being amortized over the term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively, was included in interest expense, net.

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note for an aggregate borrowing capacity of $4.3 million with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note has been renewed several times and is scheduled to mature on August 10, 2024. The note bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at March 31, 2024 was 9.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of March 31, 2024, Repeat Precision had $0.6 million of outstanding indebtedness under the promissory note. As of December 31, 2023, there was no outstanding indebtedness under the promissory note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and is not guaranteed by any other NCS entity.

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

Texas Matter

NCS was a defendant in a lawsuit in the District Court of Winkler County, Texas (the “Texas Matter”) that was settled in December 2023, where the insurance carrier agreed to pay the mutually-agreed settlement amounts to the plaintiff in settlement of all liabilities, resulting in no cash payments by NCS. The lawsuit was filed in September 2019 by plaintiffs Boyd & McWilliams Energy Group, Inc. et. al. claiming damage to their wells in 2018 resulting from an alleged product defect related to components provided by a third-party supplier. In May 2023, we believed the jury awarded damages of $17.5 million against us to the plaintiff, which we expensed as a separate line within the other income (expense) section of the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023. Subsequently, a judgment was rendered, above our initial expectations from the jury verdict, awarding the plaintiff total damages of $42.5 million. During 2023, we accrued $40.8 million which included this judgment amount and estimated court costs, less $2.0 million previously paid to the plaintiff by our insurance carrier. During the fourth quarter of 2023, in connection with entering into a settlement agreement, we reversed the accrual for this legal contingency of $40.8 million. As of December 31, 2023, because we had entered into a settlement agreement where the insurance carrier agreed to pay all amounts due to the plaintiff in early 2024, we recorded an insurance receivable for expected but unpaid insurance recoveries and a remaining provision for legal contingencies of $15.0 million. The settlement was fully paid by the insurance carrier in January 2024.

Canada Patent Matters

●  On July 24, 2018, we filed a patent infringement lawsuit seeking unspecified damages against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada (“Canada Court”), alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. On July 12, 2019, Kobold filed a counterclaim seeking unspecified damages alleging that our fracturing tools and methods infringe on their patent. The patent infringement litigation against Kobold and their counterclaim was heard in early 2022.

On October 10, 2023, the judge rendered a decision against us holding that our asserted patents are invalid and that we are infringing the Kobold asserted patent. The Canada Court ordered us to pay Kobold approximately $1.8 million ($2.5 million in Canadian dollars) in costs and disbursements, including taxes payable thereon, and granted an injunction prohibiting us from any further infringement of the specified patent. We paid this amount to Kobold in November 2023.

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court as well as to reduce the costs award significantly. We have appealed the judgment and believe we have strong arguments that may lead to a reversal of substantial portions of the decision, although a loss may be reasonably possible. We expect the appeal to be heard by late 2024, and a decision granted by mid-2025. If we do not prevail in the appeal phase, the damages portion would then be decided by the Canada Court and we do not know what damages, if any, will be awarded to Kobold. We would expect any damages awarded to be more modest because of the relative ease and minimal cost in implementing changes to our product to comply with the injunction, with such changes resulting in no significant commercial impact to date.

●  On April 6, 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in the Canada Court, alleging that our fracturing tools infringe on their Canadian patents. In the summary judgment phase, we have successfully dismissed some of the asserted products. However, we were not able to dismiss all of the claims because there remained factual determinations that were not possible in a summary judgment proceeding for our other products. We believe we have strong arguments of invalidity and non-infringement in this matter. This patent infringement litigation has not yet been assigned a trial date.

Other Patent Matters

In connection with our patent infringement jury verdict against Nine Energy Services, Inc. (“Nine”), the Western District of Texas, Waco Division (“Waco District Court”) entered final judgment in June 2022 and awarded NCS approximately $0.5 million in damages for Nine’s infringement of U.S. Patent No. 10,465,445 (“the ’445 Patent”). At a hearing in December 2022, the Waco District Court announced it would be awarding hundreds of thousands of dollars in supplemental damages, interest, and costs and ordered Nine to pay an ongoing royalty for the sale of infringing casing flotation devices for the life of the ’445 Patent. In addition, in August 2022 in connection with our patent infringement jury verdict against TCO AS, the jury awarded NCS approximately $1.9 million in damages for TCO AS’s infringement of the ’445 Patent. The Waco District Court has entered the final judgment in that case, and we are seeking an award of ongoing royalties for TCO AS’s continued post-judgment infringement, supplemental damages, interest, and cost which should be heard by the Waco District Court in May 2024. Both cases remain subject to appeal. Therefore, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Share-Based Compensation

During the three months ended March 31, 2024, we granted 24,366 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $15.35 to the nonemployee members of the Board of Directors. The RSUs granted to the members of our Board of Directors generally vest on the one year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the three months ended March 31, 2024, we granted 202,225 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $15.35. When ESUs are granted to employees, they are valued at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the three months ended March 31, 2024, we granted 56,157 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2024 to December 31, 2026. The PSUs grant date fair value of $15.27 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU associated with the March 2024 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2027. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs.

Total share-based compensation expense for all awards was $0.9 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was 16.0% and 6.8% for the three months ended March 31, 2024 and 2023, respectively. The income tax expense and benefit for the three months ended March 31, 2024 and 2023, respectively, primarily relates to results generated by our U.S. and certain foreign businesses. The income tax provision for both the three months ended March 31, 2024 and 2023 does not include effects of losses within the United States, Canada, or other jurisdictions, from which we cannot currently benefit. In addition, for both the three months ended March 31, 2024 and 2023 the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets, including against net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For both the three months ended March 31, 2024 and 2023, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax accounting income.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share from net income (loss) (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator
Net income (loss)	$2,553	$(14,996)
Less: income (loss) attributable to non-controlling interest	483	(27)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$2,070	$(14,969)

Denominator
Basic weighted average number of shares	2,508	2,452
Dilutive effect of stock options, RSUs and PSUs	31	—
Diluted weighted average number of shares	2,539	2,452

Earnings (loss) per common share
Basic	$0.83	$(6.10)
Diluted	$0.82	$(6.10)

Potentially dilutive securities excluded as anti-dilutive	74	154

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

Based on E&P company activity to date and expected capital budgets for the remainder of 2024, as well as industry reports, we believe that annual average industry drilling and completion activity in Canada will be flat to slightly lower compared to 2023 and may be impacted by fresh water rationing in certain regions in Canada due to recent drought conditions, thereby potentially reducing completions activity in those regions. We expect activity in the United States to decline on average by 5% to 10% compared to 2023, although such activity may increase modestly throughout the remainder of 2024 from recent levels. We continue to expect international industry activity to improve on average between 5% to 10% in 2024 as compared to 2023.

Oil and natural gas prices were volatile in 2023, and this volatility continued into 2024, as a result of unrest associated with the ongoing war between Russia and Ukraine, the Israeli-Hamas conflict, and the potential for escalation of tensions in the Red Sea. If conflict escalates in the Middle East, it could result in further commodity price volatility. However, to mitigate the impact of uncertain economic conditions on the oil market, certain countries continue to extend voluntary crude oil output cuts and maintain spare capacity, with the ability to increase production relatively quickly, if needed. See further discussion below on oil and natural gas pricing.

We continue to face intense competitive pressure across all of our product and services offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. Furthermore, this competitive pressure constrains our ability to raise prices in an inflationary environment, which was more pronounced in early to mid-2023 but has since partially improved.

For the past two years, we have experienced modest disruptions to our supply chain, and higher prices for certain raw materials, including steel and chemicals, and purchased components and outsourced services. This cost inflation persisted throughout 2022 and continued into 2023, though prices for steel have begun to moderate. While we have endeavored to increase customer prices to defray our higher raw material and component costs, these price increases have not always fully offset our higher input costs. We also experienced tight labor conditions starting in 2022, which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacted both our cost of sales and selling, general and administrative (“SG&A”) expenses and resulted in higher salaries, hourly pay rates and benefit costs. However, labor cost inflation while still elevated, began to decrease during the latter part of 2023.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, increased reference interest rates several times between March 2022 and July 2023, an action which typically is expected to increase borrowing costs and restrain economic activity. In March 2024, the U.S. Federal Reserve did not increase the benchmark interest rate which remains unchanged in 2024 to date, amid signs of more persistent inflation and strong economic growth. While the U.S. Federal Reserve has not changed the benchmark interest rate recently and rate cuts are possible later in 2024, unfavorable inflation data could delay any action.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

While oil and natural gas prices remain volatile, the average WTI crude oil pricing remained relatively flat in the first quarter of 2024 as compared to the fourth quarter of 2023. During the first quarter of 2024, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) agreed to an extension of additional crude oil production cuts of 2.2 MMBBL/D until the end of June 2024. Since 2022, OPEC + has implemented various production cuts to address the uncertain outlook in the global economic and oil markets.

Natural gas pricing continues to be volatile and has decreased in 2024 to an average of $2.15 per MMBtu during the first quarter of 2024 compared to an average of $2.74 per MMBtu during the fourth quarter of 2023. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. Natural gas pricing declined in 2023 due to overall warm winter weather conditions and extended downtime at an LNG export facility, which decreased near-term demand and led to robust levels of natural gas in storage, which has negatively impacted drilling and completion activity in certain regions, particularly in the United States. In 2024, natural gas prices have further declined as a result of a mild winter and continued high surplus level in natural gas storage.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2023	$75.93	$81.07	$2.64
6/30/2023	73.54	77.99	2.16
9/30/2023	82.25	86.65	2.59
12/31/2023	78.53	84.01	2.74
3/31/2024	77.50	82.92	2.15

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2023, as provided by Baker Hughes Company. The quarterly changes, particularly for the second quarter Canadian land rig count, can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2023	744	221	965
6/30/2023	699	116	815
9/30/2023	630	187	817
12/31/2024	601	180	781
3/31/2024	602	208	810

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity has decreased since the highs reached in the fourth quarter of 2022. In the first quarter of 2024, the average U.S. land rig count was 602, which was flat compared to the fourth quarter of 2023 but declined by 19% as compared to the same period in 2023. The average land rig count in Canada for the first quarter of 2024 was lower by 6% compared to the same period in 2023. We currently expect U.S. rig counts and completion activity for 2024 to be lower than the 2023 annual average level, but higher than the level at year-end 2023, rising throughout the year, but we expect the Canadian activity level for the year to remain flat to slightly lower than last year.

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Similar to 2023, Canadian completions activity could be impacted by more extensive wildfires that are usually experienced in the spring and summer seasons, in addition to certain regions in Canada that may ration the use of fresh water due to recent drought conditions. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In some years, customers in the United States and Canada may exhaust their capital budgets prior to the end of the year, resulting in lower drilling and completion activity during the fourth quarter.

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, the sale of composite frac plugs, perforating guns and related products through Repeat Precision and from sales of our tracer diagnostics services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products.

Product sales represented 72% of our revenues for each of the three months ended March 31, 2024 and 2023, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 28% of our revenues for each of the three months ended March 31, 2024 and 2023, respectively. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity, or as may be needed to compete in certain markets, we may, in some instances, lower the prices of our products and services. Our revenues are also impacted by well complexity since wells with more stages typically result in longer jobs, which may increase revenue attributable to the use of more sliding sleeves or increase composite frac plug sales, and increase the volume of services we provide.

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 72% and 70% for the three months ended March 31, 2024 and 2023, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and SG&A expenses.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs, although these tariffs have recently declined. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine, although prices for steel have begun to moderate. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

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

In an effort to streamline operations and gain efficiencies, in 2023 we implemented several cost reduction initiatives, including consolidation of our tracer diagnostics operations, consolidation of Repeat’s manufacturing footprint in Mexico, restructuring of certain U.S. and international operations, and the elimination of various support positions. As a result of these efforts, we expect to realize annualized cost savings of approximately $4.0 million in 2024. See “Note 8. Accrued Expenses” to the accompanying unaudited condensed consolidated financial statements for further discussion.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 29% and 37% for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2024	2023	$	% (1)
Revenues
Product sales	$31,758	$31,430	$328	1.0%
Services	12,100	12,124	(24)	(0.2)%
Total revenues	43,858	43,554	304	0.7%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,692	18,833	859	4.6%
Cost of services, exclusive of depreciation and amortization expense shown below	6,595	6,180	415	6.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	26,287	25,013	1,274	5.1%
Selling, general and administrative expenses	13,830	16,151	(2,321)	(14.4)%
Depreciation	1,073	943	130	13.8%
Amortization	167	167	—	—%
Income from operations	2,501	1,280	1,221	95.4%
Other income (expense)
Interest expense, net	(100)	(209)	109	52.2%
Provision for litigation, net of recoveries	—	(17,514)	17,514	100.0%
Other income, net	1,137	292	845	289.4%
Foreign currency exchange (loss) gain, net	(498)	55	(553)	NM %
Total other income (expense)	539	(17,376)	17,915	103.1%
Income (loss) before income tax	3,040	(16,096)	19,136	118.9%
Income tax expense (benefit)	487	(1,100)	1,587	144.3%
Net income (loss)	2,553	(14,996)	17,549	117.0%
Net income (loss) attributable to non-controlling interest	483	(27)	510	NM %
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$2,070	$(14,969)	$17,039	113.8%

(1)	NM – Percentage not meaningful

	Three Months Ended
	March 31,		Variance
	2024	2023	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$19,692	$18,833	$859	4.6%
Depreciation and amortization attributable to cost of product sales	468	362	106	29.3%
Cost of product sales	20,160	19,195	965	5.0%
Product sales gross profit	$11,598	$12,235	$(637)	(5.2)%
Product sales gross margin	36.5%	38.9%

Cost of services, exclusive of depreciation and amortization expense	$6,595	$6,180	$415	6.7%
Depreciation and amortization attributable to cost of services	148	154	(6)	(3.9)%
Cost of services	6,743	6,334	409	6.5%
Services gross profit	$5,357	$5,790	$(433)	(7.5)%
Services gross margin	44.3%	47.8%

Total cost of sales	$26,903	$25,529	$1,374	5.4%
Total gross profit	$16,955	$18,025	$(1,070)	(5.9)%
Total gross margin	38.7%	41.4%

	Three Months Ended
	March 31,		Variance
	2024	2023	$	%
Revenues by Geographic Area:
United States
Product sales	$7,767	$8,060	$(293)	(3.6)%
Services	2,244	3,259	(1,015)	(31.1)%
Total United States	10,011	11,319	(1,308)	(11.6)%
Canada
Product sales	22,675	22,561	114	0.5%
Services	8,994	8,110	884	10.9%
Total Canada	31,669	30,671	998	3.3%
Other Countries
Product sales	1,316	809	507	62.7%
Services	862	755	107	14.2%
Total other countries	2,178	1,564	614	39.3%
Total
Product sales	31,758	31,430	328	1.0%
Services	12,100	12,124	(24)	(0.2)%
Total revenues	$43,858	$43,554	$304	0.7%

Revenues

Revenues were $43.9 million for the three months ended March 31, 2024 as compared to $43.6 million for the three months ended March 31, 2023. Increases in Canadian and international product sales and services revenues were primarily attributable to higher frac service revenues in Canada and an international project in the North Sea, respectively. A decrease in U.S. product sales and services revenues was largely related to overall declines in activity levels in 2024 compared to 2023. The average rig count in the United States decreased in the first quarter of 2024 by 19%, compared to the same period in 2023, while the average rig count in Canada decreased by only 6%. Sales of our products in the United States continue to be affected by lower natural gas prices, which had a negative impact on customer activity levels. Overall, product sales for the three months ended March 31, 2024 were $31.8 million as compared to $31.4 million for the three months ended March 31, 2023. Services revenues totaled $12.1 million for each of the same periods.

Cost of sales

Cost of sales was $26.9 million, or 61.3% of revenues, for the three months ended March 31, 2024 compared to $25.5 million, or 58.6% of revenues, for the three months ended March 31, 2023. The increase in the cost of sales as a percentage of revenues was primarily impacted by increases in product costs driven by historical increases in the cost of steel and continued labor wage inflation. For the three months ended March 31, 2024, cost of product sales was $20.2 million, or 63.5% of product sales revenue, and cost of services was $6.7 million, or 55.7% of services revenue. For the three months ended March 31, 2023, cost of product sales was $19.2 million, or 61.1% of product sales revenue, and cost of services was $6.3 million, or 52.2% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.8 million for the three months ended March 31, 2024 as compared to $16.2 million for the three months ended March 31, 2023. This decrease in expense reflects the realization of cost-savings associated with restructuring efforts during 2023, as well as a $0.6 million decline in relative annual incentive bonus accruals year-over-year, and lower professional fees, share-based compensation and insurance expense of $0.7 million, $0.4 million, and $0.2 million, respectively.

Provision for litigation, net of recoveries

Provision for litigation totaled $17.5 million during the three months ended March 31, 2023 and relates to the Texas Matter, as previously described in our Annual Report, for which we accrued a judgment that was later settled by all parties during the fourth quarter of 2023, resulting in no cash payments by NCS and a reversal of this accrual. The settlement was fully paid by the insurance carrier in January 2024. See “Note 10. Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Other income, net

Other income, net was $1.1 million for the three months ended March 31, 2024 as compared to $0.3 million for the three months ended March 31, 2023. The increase in other income was attributable to incremental royalty income and a profit share benefit associated with our technical services and assistance agreement with our local Oman partner, for which, we had previously recorded annually at year end, but began to record quarterly during the second quarter of 2023.

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was $(0.5) million for the three months ended March 31, 2024 as compared to $0.1 million for the three months ended March 31, 2023. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense (benefit)

Income tax expense was $0.5 million for the three months ended March 31, 2024 as compared to a benefit of $1.1 million for the three months ended March 31, 2023. Our effective tax rate (“ETR”) from continuing operations was 16.0% and 6.8% for the three months ended March 31, 2024 and 2023, respectively. The income tax expense and benefit for the three months ended March 31, 2024 and 2023, respectively, primarily relates to results generated by our U.S. and certain foreign businesses. The income tax provision for both the three months ended March 31, 2024 and 2023 does not include effects of losses within the United States, Canada, or other jurisdictions, from which we cannot currently benefit. In addition, for both the three months ended March 31, 2024 and 2023 the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets, including against net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For both the three months ended March 31, 2024 and 2023, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax accounting income.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of March 31, 2024, we had cash and cash equivalents of $14.0 million, and total outstanding indebtedness of $8.9 million primarily related to finance lease obligations. Our secured asset-based revolving credit facility (the “ABL Facility”) consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At March 31, 2024, our available borrowing base under the ABL Facility was $20.4 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at March 31, 2024.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $4.3 million. As of March 31, 2024, Repeat Precision has $0.6 million of outstanding indebtedness under the promissory note.

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

Our capital expenditures for the three months ended March 31, 2024 and 2023 were $0.3 million and $0.6 million, respectively. We plan to incur approximately $1.5 million to $2.5 million in capital expenditures during 2024, which includes (i) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment, (ii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (iii) new computers and engineering workstations and (iv) software development and implementation.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(1,880)	$(1,551)
Net cash used in investing activities	(136)	(480)
Net cash used in financing activities	(630)	(419)
Effect of exchange rate changes on cash and cash equivalents	(70)	(151)
Net change in cash and cash equivalents	$(2,716)	$(2,601)

Operating Activities

Net cash used in operating activities was $1.9 million compared to $1.6 million for the three months ended March 31, 2024 and 2023, respectively. Net income was significantly higher in 2024 compared to 2023. During the first quarter of 2023, we recorded a net loss associated with a $17.5 million provision for litigation, which subsequently settled and for which the provision was reversed during the fourth quarter of 2023. Excluding the impact of this provision, net income would have only increased year-over-year by less than $0.1 million. The use of funds for the first quarter of 2024 largely reflects higher trade receivable balances than the prior year, due to the timing associated with when revenues are earned throughout the quarter and collections, relative to the same period in 2023, offset somewhat by the corresponding timing associated with payments for materials and other components of cost of goods sold, and favorable inventory management during the first quarter of 2024.

Investing Activities

Net cash used in investing activities was $0.1 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, reflecting a lower level of investment in property and equipment and software and technology, combined with an increase in proceeds from sales of property and equipment.

Financing Activities

Net cash used in financing activities was $0.6 million and $0.4 million for the three months ended March 31, 2024 and 2023. Our primary uses of funds for the three months ended March 31, 2024 and 2023 were principal payments of $0.4 million for each period related to our finance leases, payments of $0.2 million and $0.3 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, a distribution of $0.5 million to Repeat Precision's other joint venture partner for the three months ended March 31, 2024, and net borrowings of $0.6 million and $0.2 million, respectively, under the Repeat Promissory Note.

Material Cash Requirements

There have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2023.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates from those included in the Annual Report for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

See “Note 1. Basis of Presentation” to our unaudited condensed consolidated financial statements for a discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	declines in the level of oil and natural E&P activity in Canada, the United States and internationally;

●	oil and natural gas price fluctuations;

●	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

●	inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

●	loss of significant customers;

●	losses and liabilities from uninsured or underinsured business activities and litigation;

●	our failure to identify and consummate potential acquisitions;

●	the financial health of our customers including their ability to pay for products or services provided;

●	our inability to integrate or realize the expected benefits from acquisitions;

●	our inability to achieve suitable price increases to offset the impacts of cost inflation;

●	loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

●	risks in attracting and retaining qualified employees and key personnel;

●	risks resulting from the operations of our joint venture arrangement;

●	currency exchange rate fluctuations;

●	impact of severe weather conditions;

●	our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;

●	impairment in the carrying value of long-lived assets including goodwill;

●	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

●	change in trade policy, including the impact of tariffs;

●	our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition;

●	our inability to protect and maintain critical intellectual property assets or losses and liabilities from adverse decisions in intellectual property disputes;

●	loss of, or interruption to, our information and computer systems;

●	system interruptions or failures, including complications with our enterprise resource planning system, cybersecurity breaches, identity theft or other disruptions that could compromise our information;

●	our failure to establish and maintain effective internal control over financial reporting;

●	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;

●	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;

●	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;

●	the reduction in our asset-based revolving credit facility borrowing base or our inability to comply with the covenants in our debt agreements; and

●	our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 10. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2023.

Item 5.  Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit
No.		Description
*	10.1	Amended Credit Agreement, dated as of April 16, 2024, by and among NCS Multistage Holdings, Inc., Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., and the other loan parties thereto and JPMorgan Chase Bank, N.A. and the lenders party thereto.
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	Inline XBRL Instance Document
***	101.SCH	Inline XBRL Taxonomy Extension Schema
***	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
***	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2024	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)