Form 10-Q
period 2024-06-30
NCS Multistage Holdings, Inc.
filed 2024-08-01
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, there were 2,502,680 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$18,614	$16,720
Accounts receivable—trade, net	24,505	23,981
Inventories, net	41,563	41,612
Prepaid expenses and other current assets	3,206	1,862
Other current receivables	3,958	4,042
Insurance receivable	—	15,000
Total current assets	91,846	103,217
Noncurrent assets
Property and equipment, net	23,147	23,336
Goodwill	15,222	15,222
Identifiable intangibles, net	4,073	4,407
Operating lease assets	4,056	4,847
Deposits and other assets	823	937
Deferred income taxes, net	198	66
Total noncurrent assets	47,519	48,815
Total assets	$139,365	$152,032
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,567	$6,227
Accrued expenses	5,406	3,702
Income taxes payable	736	364
Operating lease liabilities	1,471	1,583
Accrual for legal contingencies	—	15,000
Current maturities of long-term debt	2,074	1,812
Other current liabilities	2,679	3,370
Total current liabilities	19,933	32,058
Noncurrent liabilities
Long-term debt, less current maturities	6,828	6,344
Operating lease liabilities, long-term	2,994	3,775
Other long-term liabilities	199	213
Deferred income taxes, net	372	249
Total noncurrent liabilities	10,393	10,581
Total liabilities	30,326	42,639
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,557,482 shares issued and 2,502,564 shares outstanding at June 30, 2024 and 2,482,796 shares issued and 2,443,744 shares outstanding at December 31, 2023	26	25
Additional paid-in capital	446,070	444,638
Accumulated other comprehensive loss	(86,516)	(85,752)
Retained deficit	(266,642)	(265,617)
Treasury stock, at cost, 54,918 shares at June 30, 2024 and 39,052 shares at December 31, 2023	(1,913)	(1,676)
Total stockholders' equity	91,025	91,618
Non-controlling interest	18,014	17,775
Total equity	109,039	109,393
Total liabilities and stockholders' equity	$139,365	$152,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Product sales	$19,022	$17,433	$50,780	$48,863
Services	10,668	7,958	22,768	20,082
Total revenues	29,690	25,391	73,548	68,945
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	12,209	11,994	31,901	30,827
Cost of services, exclusive of depreciation and amortization expense shown below	5,510	4,935	12,105	11,115
Total cost of sales, exclusive of depreciation and amortization expense shown below	17,719	16,929	44,006	41,942
Selling, general and administrative expenses	14,820	14,477	28,650	30,628
Depreciation	1,134	948	2,207	1,891
Amortization	167	167	334	334
Loss from operations	(4,150)	(7,130)	(1,649)	(5,850)
Other income (expense)
Interest expense, net	(115)	(211)	(215)	(420)
Provision for litigation, net of recoveries	—	(24,886)	—	(42,400)
Other income, net	2,203	1,478	3,340	1,770
Foreign currency exchange (loss) gain	(507)	23	(1,005)	78
Total other income (expense)	1,581	(23,596)	2,120	(40,972)
(Loss) income before income tax	(2,569)	(30,726)	471	(46,822)
Income tax expense	270	1,350	757	250
Net loss	(2,839)	(32,076)	(286)	(47,072)
Net income attributable to non-controlling interest	256	155	739	128
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,095)	$(32,231)	$(1,025)	$(47,200)
Loss per common share
Basic loss per common share attributable to NCS Multistage Holdings, Inc.	$(1.21)	$(13.02)	$(0.41)	$(19.16)
Diluted loss per common share attributable to NCS Multistage Holdings, Inc.	$(1.21)	$(13.02)	$(0.41)	$(19.16)
Weighted average common shares outstanding
Basic	2,548	2,476	2,528	2,464
Diluted	2,548	2,476	2,528	2,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(2,839)	$(32,076)	$(286)	$(47,072)
Foreign currency translation adjustments, net of tax of $0	(268)	442	(764)	343
Comprehensive loss	(3,107)	(31,634)	(1,050)	(46,729)
Less: Comprehensive income attributable to non-controlling interest	256	155	739	128
Comprehensive loss attributable to NCS Multistage Holdings, Inc.	$(3,363)	$(31,789)	$(1,789)	$(46,857)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393
Share-based compensation	—	—	—	—	766	—	—	—	—	—	766
Net income	—	—	—	—	—	—	2,070	—	—	483	2,553
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	57,830	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(15,866)	(237)	—	(237)
Currency translation adjustment	—	—	—	—	—	(496)	—	—	—	—	(496)
Balances as of March 31, 2024	—	$—	2,540,626	$25	$445,404	$(86,248)	$(263,547)	(54,918)	$(1,913)	$17,758	$111,479
Share-based compensation	—	—	—	—	667	—	—	—	—	—	667
Net (loss) income	—	—	—	—	—	—	(3,095)	—	—	256	(2,839)
Release of restricted stock	—	—	16,856	1	(1)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(268)	—	—	—	—	(268)
Balances as of June 30, 2024	—	$—	2,557,482	$26	$446,070	$(86,516)	$(266,642)	(54,918)	$(1,913)	$18,014	$109,039

	Three and Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	913	—	—	—	—	—	913
Net loss	—	—	—	—	—	—	(14,969)	—	—	(27)	(14,996)
Vesting of restricted stock	—	—	41,489	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(11,086)	(264)	—	(264)
Currency translation adjustment	—	—	—	—	—	(99)	—	—	—	—	(99)
Balances as of March 31, 2023	—	$—	2,476,298	$25	$441,387	$(85,716)	$(277,433)	(37,421)	$(1,653)	$18,206	$94,816
Share-based compensation	—	—	—	—	1,044	—	—	—	—	—	1,044
Net (loss) income	—	—	—	—	—	—	(32,231)	—	—	155	(32,076)
Currency translation adjustment	—	—	—	—	—	442	—	—	—	—	442
Balances as of June 30, 2023	—	$—	2,476,298	$25	$442,431	$(85,274)	$(309,664)	(37,421)	$(1,653)	$18,361	$64,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(286)	$(47,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,541	2,225
Amortization of deferred loan costs	103	102
Share-based compensation	2,062	2,542
Provision for inventory obsolescence	679	245
Deferred income tax expense	21	57
Gain on sale of property and equipment	(340)	(333)
(Recovery of) provision for credit losses	(5)	58
Provision for litigation, net of recoveries	—	42,400
Net foreign currency unrealized loss (gain)	956	(279)
Proceeds from note receivable	61	271
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,024)	5,759
Inventories, net	(1,501)	(5,907)
Prepaid expenses and other assets	(619)	552
Accounts payable—trade	1,353	545
Accrued expenses	1,761	(4)
Other liabilities	(2,092)	(2,078)
Income taxes receivable/payable	429	(125)
Net cash provided by (used in) operating activities	4,099	(1,042)
Cash flows from investing activities
Purchases of property and equipment	(633)	(1,151)
Purchase and development of software and technology	(53)	(167)
Proceeds from sales of property and equipment	293	340
Net cash used in investing activities	(393)	(978)
Cash flows from financing activities
Payments on finance leases	(932)	(743)
Line of credit borrowings	2,974	8,397
Payments of line of credit borrowings	(2,974)	(7,663)
Treasury shares withheld	(237)	(264)
Distribution to noncontrolling interest	(500)	—
Net cash used in financing activities	(1,669)	(273)
Effect of exchange rate changes on cash and cash equivalents	(143)	(195)
Net change in cash and cash equivalents	1,894	(2,488)
Cash and cash equivalents beginning of period	16,720	16,234
Cash and cash equivalents end of period	$18,614	$13,746
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$1,821	$845
Assets obtained in exchange for new operating lease liabilities	$—	$1,789

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements on an annual and interim basis and includes requirements for entities with a single reportable segment. The improvements include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources, as well as other disclosure requirements. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

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

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States
Product sales	$8,550	$6,942	$16,317	$15,002
Services	3,241	2,440	5,485	5,699
Total United States	11,791	9,382	21,802	20,701
Canada
Product sales	8,263	9,970	30,938	32,531
Services	3,795	4,351	12,789	12,461
Total Canada	12,058	14,321	43,727	44,992
Other Countries
Product sales	2,209	521	3,525	1,330
Services	3,632	1,167	4,494	1,922
Total other countries	5,841	1,688	8,019	3,252
Total
Product sales	19,022	17,433	50,780	48,863
Services	10,668	7,958	22,768	20,082
Total revenues	$29,690	$25,391	$73,548	$68,945

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

The following table presents the current contract liabilities as of  June 30, 2024 and  December 31, 2023 (in thousands):

Balance at December 31, 2023	$460
Additions	106
Revenue recognized	(515)
Balance at June 30, 2024	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of June 30, 2024 and  December 31, 2023 is included in other current liabilities on the condensed consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. Revenue recognized from the contract liability balance was $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively. There was no revenue recognized from the contract liability balance for the three and six months ended June 30, 2023.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories, net

Inventories consist of the following as of June 30, 2024 and  December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$2,193	$2,395
Work in process	293	559
Finished goods	39,077	38,658
Total inventories, net	$41,563	$41,612

Note 5.  Other Current Receivables

Other current receivables consist of the following as of June 30, 2024 and  December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Current income tax receivables	$1,353	$1,418
Employee receivables	195	249
Other receivables	2,410	2,375
Total other current receivables	$3,958	$4,042

Employee receivables primarily consist of amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on their home-country tax returns. As of  June 30, 2024 and  December 31, 2023, a component of the other receivables balance is $1.1 million and $1.2 million, respectively, related to a company-owned life insurance policy associated with a non-qualified deferred compensation plan which was terminated in late 2023. We expect to utilize the proceeds from the liquidation of the insurance policy to fund the disbursements to settle liabilities under the terminated plan by the end of 2024. The associated liability of $1.1 million and $1.2 million, respectively, is included in other current liabilities on the accompanying condensed consolidated balance sheets as of  June 30, 2024 and December 31, 2023. In addition, the other receivables balance at  June 30, 2024 includes $0.7 million associated with a technical services and assistance agreement with our partner in Oman, and a corresponding balance at  December 31, 2023 of $0.9 million, net of withholding tax, which was collected in June 2024.

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2024 and  December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Land	$1,579	$1,630
Building and improvements	7,388	7,742
Machinery and equipment	19,607	19,378
Computers and software	2,627	2,408
Furniture and fixtures	641	722
Vehicles	253	265
Right of use assets - finance leases	13,951	12,709
Service equipment	57	57
	46,103	44,911
Less: Accumulated depreciation and amortization	(23,155)	(21,912)
	22,948	22,999
Construction in progress	199	337
Property and equipment, net	$23,147	$23,336

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales
Cost of product sales	$459	$382	$927	$744
Cost of services	194	145	342	299
Selling, general and administrative expenses	481	421	938	848
Total depreciation	$1,134	$948	$2,207	$1,891

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three and six months ended June 30, 2024 and 2023, and accordingly no impairment loss has been recorded.

Note 7.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of June 30, 2024 and 2023, we did not identify any triggering events for Repeat Precision, our only reportable unit with goodwill, that would indicate potential impairment. Therefore, no goodwill impairment has been recorded for the three and six months ended June 30, 2024 and 2023.

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2024
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(992)	$2,966
Customer relationships	10	4,100	(3,041)	1,059
Total amortizable intangible assets		8,058	(4,033)	4,025
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(4,033)	$4,073

		December 31, 2023
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(863)	$3,095
Customer relationships	10	4,100	(2,836)	1,264
Total amortizable intangible assets		8,058	(3,699)	4,359
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,699)	$4,407

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended June 30, 2024 and 2023 and $0.3 million for each of the six months ended June 30, 2024 and 2023, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of June 30, 2024 and 2023, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangibles, which are substantially related to our Repeat Precision asset group. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three and six months ended June 30, 2024 and 2023.

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2024 and  December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and bonus	$4,319	$2,255
Property and franchise taxes accrual	199	251
Severance and other termination benefits	120	436
Accrued other miscellaneous liabilities	768	760
Total accrued expenses	$5,406	$3,702

As previously disclosed in our Annual Report, we implemented certain restructuring efforts during 2023 to streamline our tracer diagnostics operations in the United States, consolidate Repeat Precision facilities in Mexico, and eliminate redundancies in the structure of certain U.S. and international operations management and support functions. In addition, in July 2023, an executive officer and NCS agreed that he would leave his position. In connection with these restructuring efforts, we incurred severance and other charges of $1.9 million in 2023, a portion of which was associated with the acceleration of non-cash share-based compensation. Of this amount, we paid $1.1 million in 2023 and $0.4 million for the six months ended  June 30, 2024, with a remaining severance and other termination benefits accrual associated with these restructuring efforts of less than $0.1 million. Incremental severance expense of $0.1 million was incurred during the second quarter of 2024 associated with other terminations. The total liability for severance and other termination benefits of $0.1 million as of June 30, 2024, was fully paid in  July 2024.

In June 2024, we entered into a sublease agreement as the lessor of a portion of the space associated with a U.S. facility closed during our 2023 restructuring efforts. This sublease covers the remaining 28-month lease term. We will apply the sublease rental income to offset the operating lease expense associated with this facility.

Note 9.  Debt

Our long-term debt consists of the following as of June 30, 2024 and  December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	8,902	8,156
Total debt	8,902	8,156
Less: current portion	(2,074)	(1,812)
Long-term debt	$6,828	$6,344

The estimated fair value of total debt as of June 30, 2024 and  December 31, 2023 was $7.8 million and $7.1 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a description of our financing arrangements.

ABL Facility

On May 3, 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc. (“Pioneer”), NCS Multistage, LLC, NCS Multistage Inc. (“NCS Canada”), the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). Concurrent with the entry into our Credit Agreement on May 3, 2022, our prior ABL facility was terminated. On April 16, 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate.

The ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million made available to borrowers, of which up to $10.0 million may be made in Canadian dollars and $7.5 million may be made available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  June 30, 2024 was $14.4 million. The ABL Facility will mature on May 3, 2027. As of June 30, 2024 and  December 31, 2023, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at June 30, 2024 was 7.7%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.1 million for each of the three and six months ended June 30, 2024 and 2023, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of June 30, 2024, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and less than $0.1 million associated with the April 2024 amendment, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three and six months ended June 30, 2024 and 2023, respectively, was included in interest expense, net.

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note had been renewed several times. In May 2024, the Repeat Precision Promissory Note was again renewed with a reduced aggregate borrowing capacity of $2.5 million. The Repeat Precision Promissory Note is scheduled to mature on May 10, 2025 and bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at June 30, 2024 was 9.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of June 30, 2024 and December 31, 2023, there was no outstanding indebtedness under the promissory note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and is not guaranteed by any other NCS entity.

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

Texas Matter

NCS was a defendant in a lawsuit in the District Court of Winkler County, Texas (the “Texas Matter”) that was settled in December 2023, where the insurance carrier agreed to pay the mutually-agreed settlement amounts to the plaintiff in settlement of all liabilities, resulting in no cash payments by NCS. The lawsuit was filed in September 2019 by plaintiffs Boyd & McWilliams Energy Group, Inc. et. al. claiming damage to their wells in 2018 resulting from an alleged product defect related to components provided by a third-party supplier. In May 2023, a jury awarded damages against us to the plaintiff, and a judgment was rendered, above our initial expectations from the jury verdict, awarding the plaintiff total damages of $42.5 million. During 2023, we accrued $40.8 million which included this judgment amount and estimated court costs, less $2.0 million previously paid to the plaintiff by our insurance carrier. During the fourth quarter of 2023, in connection with entering into a settlement agreement, we reversed the accrual for this legal contingency of $40.8 million. As of December 31, 2023, because we had entered into a settlement agreement where the insurance carrier agreed to pay all amounts due to the plaintiff in early 2024, we recorded an insurance receivable for expected but unpaid insurance recoveries and a remaining provision for legal contingencies of $15.0 million. The settlement was fully paid by the insurance carrier in January 2024.

Wyoming Matter

 NCS was a defendant in a lawsuit in a state district court in Wyoming, which settled in August 2023 (the “Wyoming Matter”). The claim related to an alleged service issue by our personnel during completions operations. The parties agreed to a settlement that included a payment to the plaintiff of $2.0 million, which was paid on NCS’s behalf under a policy of insurance and NCS received $0.6 million as reimbursement of unpaid invoices from the plaintiff.

As of June 30, 2023, we accrued a provision for the Wyoming Matter of $1.7 million which represented our best estimate of loss at the time, within the range of possible outcomes. In the third quarter of 2023, we reversed this provision for the Wyoming Matter as it was settled and paid by our insurance company.

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

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court as well as to reduce the costs award significantly. We have appealed the judgment and believe we have strong arguments that may lead to a reversal of substantial portions of the decision, although a loss may be reasonably possible. We expect the appeal to be heard by late 2024, and a decision granted by mid-2025. If we do not prevail in the appeal phase, the damages portion would then be decided by the Canada Court and we do not know what damages, if any, will be awarded to Kobold. We would expect any damages awarded to be more modest because of the relative ease and minimal cost in implementing changes to our product to comply with the injunction, with such changes resulting in no significant commercial impact to date. In July 2024, Kobold filed a motion with the Canada Court regarding the scope of the injunction. If the Canada Court agrees with Kobold, it may impose a fine or other remedy against the Company.

●  On April 6, 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in the Canada Court, alleging that our fracturing tools infringe on their Canadian patents. We believe we have strong arguments of invalidity and non-infringement in this matter. This patent infringement litigation has not yet been assigned a trial date.

Other Patent Matters

In connection with our patent infringement jury verdict against Nine Energy Services, Inc. (“Nine”), in January 2022 in the Western District of Texas, Waco Division (“Waco District Court”) the jury awarded NCS approximately $0.5 million in damages for Nine’s infringement of U.S. Patent No. 10,465,445 (“the ’445 Patent”). In addition, in August 2022 in connection with the patent infringement jury verdict against TCO AS, the jury awarded NCS approximately $1.9 million in damages for TCO AS’s infringement of the ’445 Patent. At a hearing for the Nine and TCO cases, in December 2022 and May 2024, respectively, the Waco District Court announced it would be awarding supplemental damages, interest, and costs and ordered Nine and TCO to pay an ongoing royalty for the sale of infringing casing flotation devices for the life of the ’445 Patent. Both cases remain subject to appeal and, therefore, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Share-Based Compensation

During the six months ended June 30, 2024, we granted 24,366 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $15.35 to the nonemployee members of the Board of Directors. The RSUs granted to the members of our Board of Directors generally vest on the one year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2024, we granted 202,225 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $15.35. When ESUs are granted to employees, they are valued at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the six months ended June 30, 2024, we granted 56,157 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2024 to December 31, 2026. The PSUs grant date fair value of $15.27 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU associated with the March 2024 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2027. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs.

Total share-based compensation expense for all awards was $1.2 million for each of the three months ended June 30, 2024 and 2023, and $2.1 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (10.5%) and (4.4%) for the three months ended June 30, 2024 and 2023, respectively, and 160.7% and (0.5%) for the six months ended June 30, 2024 and 2023, respectively. The income tax expense for the three and six months ended June 30, 2024 and 2023 primarily relates to results generated by our United States, Canada, and certain other foreign businesses. The income tax provision for both the three and six months ended June 30, 2024 and 2023 does not include effects of losses within the United States, Canada, or other jurisdictions, from which we cannot currently benefit. In addition, for both the three and six months ended June 30, 2024 and 2023 the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets, including against net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For both the three and six months ended June 30, 2024 and 2023, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax accounting income.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Loss Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(2,839)	$(32,076)	$(286)	$(47,072)
Less: income attributable to non-controlling interest	256	155	739	128
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,095)	$(32,231)	$(1,025)	$(47,200)

Denominator
Basic weighted average number of shares	2,548	2,476	2,528	2,464
Dilutive effect of stock options, RSUs and PSUs	—	—	—	—
Diluted weighted average number of shares	2,548	2,476	2,528	2,464

Loss per common share
Basic	$(1.21)	$(13.02)	$(0.41)	$(19.16)
Diluted	$(1.21)	$(13.02)	$(0.41)	$(19.16)

Potentially dilutive securities excluded as anti-dilutive	144	155	138	145

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

Based on E&P company activity to date and expected capital budgets for the remainder of 2024, as well as industry reports, we believe that annual average industry drilling and completion activity in Canada will be approximately flat or slightly higher compared to 2023. However, potential fresh water rationing in certain regions in Canada due to recent drought conditions could reduce completions activity. In the United States, we expect a decline in activity by 5% to 10% on average compared to 2023 due in part to reduced natural gas prices and E&P consolidation. International industry activity is expected to improve by approximately 5% on average in 2024 as compared to 2023.

Oil and natural gas prices were volatile in 2023, and this volatility continued into 2024 due to unrest associated with the ongoing war between Russia and Ukraine and the Israeli-Hamas conflict. If the Israeli-Hamas conflict further escalates in the Middle East, it could result in further commodity price volatility. To mitigate the impact of uncertain economic conditions on the oil market, certain countries continue to extend voluntary crude oil output cuts and maintain spare capacity, enabling the producers to adjust production levels relatively quickly. See further discussion below on oil and natural gas pricing.

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

Over the past two years, we have experienced modest supply chain disruptions and higher prices for certain raw materials, including steel and chemicals, as well as purchased components and outsourced services. This cost inflation persisted throughout 2022, continued into 2023, then moderated somewhat in 2024. Prices for steel have declined from their highs as U.S. rig counts have decreased. While we have endeavored to increase customer prices to defray our higher raw material and component costs, these price increases have not always fully offset our higher input costs. We also experienced tight labor conditions starting in 2022, which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacted both our cost of sales and selling, general and administrative (“SG&A”) expenses and resulted in higher salaries, hourly pay rates and benefit costs. However, labor cost inflation, while still elevated, began to decrease during the latter part of 2023.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, increased reference interest rates several times between March 2022 and July 2023, actions typically expected to increase borrowing costs and restrain economic activity. In June 2024, the U.S. Federal Reserve did not increase the benchmark interest rate, which remains unchanged in 2024 to date, amid signs of more persistent inflation and strong economic growth. While the U.S. Federal Reserve has not changed the benchmark interest rate recently and rate cuts are possible later in 2024, unfavorable inflation data could delay any action.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

While oil and natural gas prices remain volatile, the average WTI crude oil pricing increased in the second quarter of 2024 as compared to the first quarter of 2024. During the second quarter of 2024, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to extend additional crude oil production cuts of 2.2 MMBBL/D until the end of September 2024 as well as prolonged other production cuts until the end of 2025. Since 2022, OPEC + has implemented various production cuts to address the uncertain outlook in the global economic and oil markets.

Natural gas pricing continues to be volatile and has decreased for the second quarter of 2024 to an average of $2.07 per MMBtu compared to an average of $2.15 per MMBtu for the first quarter of 2024. Realized natural gas prices for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. The natural gas price declines in 2024 are due to a mild winter and continued high surplus levels in natural gas storage, negatively impacting drilling and completion activity in certain regions, particularly in the United States.

Sustained significant declines in commodity prices, or sustained periods when the local pricing received in regional markets is below benchmark pricing, known in the industry as high differentials, would be expected to lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2023	$73.54	$77.99	$2.16
9/30/2023	82.25	86.65	2.59
12/31/2023	78.53	84.01	2.74
3/31/2024	77.50	82.92	2.15
6/30/2024	81.81	84.68	2.07

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the second quarter of 2023, as provided by Baker Hughes Company. The quarterly changes, particularly for the second quarter Canadian land rig count, can be partially attributed to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2023	699	116	815
9/30/2023	630	187	817
12/31/2023	601	180	781
3/31/2024	602	208	810
6/30/2024	583	134	717

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity has decreased since the highs reached in the fourth quarter of 2022. In the second quarter of 2024, the average U.S. land rig count was 583, a decline of 17% and 3% compared to the second quarter of 2023 and first quarter of 2024, respectively. The average land rig count in Canada for the second quarter of 2024 was higher by 16% compared to the same period in 2023. We currently expect U.S. rig counts and completion activity for 2024 to be lower than the 2023 annual average level, but we expect the Canadian activity level for the year to remain flat or slightly higher compared to last year.

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Canadian completions activity could be impacted by wildfires that are usually experienced in the spring and summer seasons. In addition, certain regions in Canada may ration the use of fresh water if there are drought conditions. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In some years, customers in the United States and Canada may exhaust their capital budgets before year-end, resulting in lower drilling and completion activity during the fourth quarter.

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products and from sales of our tracer diagnostics services in addition to the sale of composite frac plugs, perforating guns and related products through Repeat Precision.

Product sales represented 64% and 69% of our revenues for the three months ended June 30, 2024 and 2023, respectively, and 69% and 71% for the six months ended June 30, 2024 and 2023, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 36% and 31% of our revenues for the three months ended June 30, 2024 and 2023, respectively, and 31% and 29% for the six months ended June 30, 2024 and 2023, respectively. Services include tool charges and associated personnel costs related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 41% and 56% for the three months ended June 30, 2024 and 2023, respectively, and approximately 59% and 65% for the six months then ended. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and SG&A expenses.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs, although these tariffs have recently declined. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine, although prices for steel have declined from their highs as U.S. rig counts have decreased. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 24% and 19% for the three months ended June 30, 2024 and 2023, respectively, and 26% and 29% for the six months then ended.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2024	2023	$	% (1)
Revenues
Product sales	$19,022	$17,433	$1,589	9.1%
Services	10,668	7,958	2,710	34.1%
Total revenues	29,690	25,391	4,299	16.9%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	12,209	11,994	215	1.8%
Cost of services, exclusive of depreciation and amortization expense shown below	5,510	4,935	575	11.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	17,719	16,929	790	4.7%
Selling, general and administrative expenses	14,820	14,477	343	2.4%
Depreciation	1,134	948	186	19.6%
Amortization	167	167	—	—%
Loss from operations	(4,150)	(7,130)	2,980	41.8%
Other income (expense)
Interest expense, net	(115)	(211)	96	45.5%
Provision for litigation, net of recoveries	—	(24,886)	24,886	100.0%
Other income, net	2,203	1,478	725	49.1%
Foreign currency exchange (loss) gain, net	(507)	23	(530)	NM
Total other income (expense)	1,581	(23,596)	25,177	106.7%
Loss before income tax	(2,569)	(30,726)	28,157	91.6%
Income tax expense	270	1,350	(1,080)	(80.0)%
Net loss	(2,839)	(32,076)	29,237	91.1%
Net income attributable to non-controlling interest	256	155	101	65.2%
Net loss attributable to NCS Multistage Holdings, Inc.	$(3,095)	$(32,231)	$29,136	90.4%

(1)	NM – Percentage not meaningful

	Three Months Ended
	June 30,		Variance
	2024	2023	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$12,209	$11,994	$215	1.8%
Depreciation and amortization attributable to cost of product sales	459	382	77	20.2%
Cost of product sales	12,668	12,376	292	2.4%
Product sales gross profit	$6,354	$5,057	$1,297	25.6%
Product sales gross margin	33.4%	29.0%

Cost of services, exclusive of depreciation and amortization expense	$5,510	$4,935	$575	11.7%
Depreciation and amortization attributable to cost of services	194	145	49	33.8%
Cost of services	5,704	5,080	624	12.3%
Services gross profit	$4,964	$2,878	$2,086	72.5%
Services gross margin	46.5%	36.2%

Total cost of sales	$18,372	$17,456	$916	5.2%
Total gross profit	$11,318	$7,935	$3,383	42.6%
Total gross margin	38.1%	31.3%

	Three Months Ended
	June 30,		Variance
	2024	2023	$	%
Revenues by Geographic Area:
United States
Product sales	$8,550	$6,942	$1,608	23.2%
Services	3,241	2,440	801	32.8%
Total United States	11,791	9,382	2,409	25.7%
Canada
Product sales	8,263	9,970	(1,707)	(17.1)%
Services	3,795	4,351	(556)	(12.8)%
Total Canada	12,058	14,321	(2,263)	(15.8)%
Other Countries
Product sales	2,209	521	1,688	324.0%
Services	3,632	1,167	2,465	211.2%
Total other countries	5,841	1,688	4,153	246.0%
Total
Product sales	19,022	17,433	1,589	9.1%
Services	10,668	7,958	2,710	34.1%
Total revenues	$29,690	$25,391	$4,299	16.9%

Revenues

Revenues were $29.7 million for the three months ended June 30, 2024 as compared to $25.4 million for the three months ended June 30, 2023. Increases in international and U.S. revenues were partially offset by a decrease in Canada revenues. The significant increase in international revenues was driven by North Sea frac systems and Middle East tracer work, and the increase in the United States was driven by frac systems sales. Despite the increase in our U.S. revenues, customer activity continues to be negatively impacted by lower natural gas prices. The decline in our Canada revenues was due in part to certain customers deferring planned frac systems work into the second half of the year due to wet weather conditions and E&P consolidation transactions. Overall, product sales for the three months ended June 30, 2024 were $19.0 million compared to $17.4 million for the three months ended June 30, 2023. Services revenues totaled $10.7 million compared to $8.0 million for the same periods.

Cost of sales

Cost of sales was $18.4 million, or 61.9% of revenues, for the three months ended June 30, 2024 compared to $17.5 million, or 68.7% of revenues, for the three months ended June 30, 2023. The decrease in the cost of sales as a percentage of revenues was primarily due to an increase in higher-margin international work in the North Sea and Middle East, the increase in activity for the United States and the impact of operational restructuring efforts implemented in 2023. For the three months ended June 30, 2024, cost of product sales was $12.7 million, or 66.6% of product sales revenue, and cost of services was $5.7 million, or 53.5% of services revenue. For the three months ended June 30, 2023, cost of product sales was $12.4 million, or 71.0% of product sales revenue, and cost of services was $5.1 million, or 63.8% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.8 million for the three months ended June 30, 2024 compared to $14.5 million for the three months ended June 30, 2023. This increase in expense reflects a higher annual incentive bonus accrual of $1.0 million year-over-year partially offset by the realization of cost-savings associated with restructuring efforts during 2023.

Provision for litigation, net of recoveries

Provision for litigation totaled $24.9 million during the three months ended June 30, 2023 and related to the Texas Matter, for which we accrued a judgment that was later settled by all parties during the fourth quarter of 2023, resulting in no cash payments by NCS and a reversal of this accrual. The settlement was fully paid by the insurance carrier in January 2024. The provision also includes an amount which represented our best estimate of loss, at the time, within the range of possible outcomes in the Wyoming Matter, which was settled and fully paid by our insurance company in the third quarter of 2023. These matters have been previously described in our Annual Report. See “Note 10. Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Other income, net

Other income, net was $2.2 million for the three months ended June 30, 2024 compared to $1.5 million for the three months ended June 30, 2023. The increase in other income was primarily attributable to royalty income from licensees.

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was $(0.5) million for the three months ended June 30, 2024 compared to less than $0.1 million for the three months ended June 30, 2023. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense

Income tax expense was $0.3 million for the three months ended June 30, 2024 as compared to $1.4 million for the three months ended June 30, 2023. Our effective tax rate (“ETR”) from continuing operations was (10.5%) and (4.4%) for the three months ended June 30, 2024 and 2023, respectively. The income tax expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each three-month period excludes the effects of losses within the United States, Canada, or other jurisdictions, from which we cannot currently benefit. In addition, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, some of which are derived from net operating loss carryforwards in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax accounting income for the three month periods ended June 30, 2024 and 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2024	2023	$	% (1)
Revenues
Product sales	$50,780	$48,863	$1,917	3.9%
Services	22,768	20,082	2,686	13.4%
Total revenues	73,548	68,945	4,603	6.7%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	31,901	30,827	1,074	3.5%
Cost of services, exclusive of depreciation and amortization expense shown below	12,105	11,115	990	8.9%
Total cost of sales, exclusive of depreciation and amortization expense shown below	44,006	41,942	2,064	4.9%
Selling, general and administrative expenses	28,650	30,628	(1,978)	(6.5)%
Depreciation	2,207	1,891	316	16.7%
Amortization	334	334	—	—%
Loss from operations	(1,649)	(5,850)	4,201	71.8%
Other income (expense)
Interest expense, net	(215)	(420)	205	48.8%
Provision for litigation, net of recoveries	—	(42,400)	42,400	100.0%
Other income, net	3,340	1,770	1,570	88.7%
Foreign currency exchange (loss) gain, net	(1,005)	78	(1,083)	NM
Total other income (expense)	2,120	(40,972)	43,092	105.2%
Income (loss) before income tax	471	(46,822)	47,293	101.0%
Income tax expense	757	250	507	202.8%
Net loss	(286)	(47,072)	46,786	99.4%
Net income attributable to non-controlling interest	739	128	611	NM
Net loss attributable to NCS Multistage Holdings, Inc.	$(1,025)	$(47,200)	$46,175	97.8%

(1)	NM – Percentage not meaningful

	Six Months Ended
	June 30,		Variance
	2024	2023	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$31,901	$30,827	$1,074	3.5%
Depreciation and amortization attributable to cost of product sales	927	744	183	24.6%
Cost of product sales	32,828	31,571	1,257	4.0%
Product sales gross profit	$17,952	$17,292	$660	3.8%
Product sales gross margin	35.4%	35.4%

Cost of services, exclusive of depreciation and amortization expense	$12,105	$11,115	$990	8.9%
Depreciation and amortization attributable to cost of services	342	299	43	14.4%
Cost of services	12,447	11,414	1,033	9.1%
Services gross profit	$10,321	$8,668	$1,653	19.1%
Services gross margin	45.3%	43.2%

Total cost of sales	$45,275	$42,985	$2,290	5.3%
Total gross profit	$28,273	$25,960	$2,313	8.9%
Total gross margin	38.4%	37.7%

	Six Months Ended
	June 30,		Variance
	2024	2023	$	%
Revenues by Geographic Area:
United States
Product sales	$16,317	$15,002	$1,315	8.8%
Services	5,485	5,699	(214)	(3.8)%
Total United States	21,802	20,701	1,101	5.3%
Canada
Product sales	30,938	32,531	(1,593)	(4.9)%
Services	12,789	12,461	328	2.6%
Total Canada	43,727	44,992	(1,265)	(2.8)%
Other Countries
Product sales	3,525	1,330	2,195	165.0%
Services	4,494	1,922	2,572	133.8%
Total other countries	8,019	3,252	4,767	146.6%
Total
Product sales	50,780	48,863	1,917	3.9%
Services	22,768	20,082	2,686	13.4%
Total revenues	$73,548	$68,945	$4,603	6.7%

Revenues

Revenues were $73.5 million for the six months ended June 30, 2024 compared to $68.9 million for the six months ended June 30, 2023. Increases in international product sales and services revenues, U.S. product sales, and Canada services revenues were partially offset by a decrease in U.S. services revenues and Canada product sales. The significant increase in international revenues was driven by North Sea frac systems and Middle East tracer work, and U.S. revenues increased despite a reduction in industry rig count, primarily due to stronger frac systems revenue. Overall, product sales for the six months ended June 30, 2024 were $50.8 million as compared to $48.9 million for the six months ended June 30, 2023. Services revenues totaled $22.8 million and $20.1 million for the same periods.

Cost of sales

Cost of sales was $45.3 million, or 61.6% of revenues, for the six months ended June 30, 2024 compared to $43.0 million, or 62.3% of revenues, for the six months ended June 30, 2023. The decrease in the cost of sales as a percentage of revenues was primarily due to an increase in higher-margin international work in the North Sea and Middle East and the benefits from cost saving initiatives implemented in 2023. For the six months ended June 30, 2024, cost of product sales was $32.8 million, or 64.6% of product sales revenue, and cost of services was $12.5 million, or 54.7% of services revenue. For the six months ended June 30, 2023, cost of product sales was $31.6 million, or 64.6% of product sales revenue, and cost of services was $11.4 million, or 56.8% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $28.7 million for the six months ended June 30, 2024 compared to $30.6 million for the six months ended June 30, 2023. This decrease in expense reflects the realization of cost-savings associated with restructuring efforts during 2023, as well as lower professional fees, share-based compensation, insurance, and travel and entertainment expenses of $0.7 million, $0.5 million, $0.3 million, and $0.3 million, respectively. The decrease in expense was partially offset by a $0.4 million increase in relative annual incentive bonus accruals year-over-year.

Provision for litigation, net of recoveries

Provision for litigation totaled $42.4 million during the six months ended June 30, 2023 and related to the Texas Matter for which we accrued a judgment that was later settled by all parties during the fourth quarter of 2023, resulting in no cash payments by NCS and a reversal of this accrual. The settlement was fully paid by the insurance carrier in January 2024. The provision also includes an amount which represented our best estimate of loss, at the time, within the range of possible outcomes in the Wyoming Matter, which was settled and fully paid by our insurance company in the third quarter of 2023. These matters have been previously described in our Annual Report. See “Note 10. Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Other income, net

Other income, net was $3.3 million for the six months ended June 30, 2024 compared to $1.8 million for the six months ended June 30, 2023. The increase in other income was primarily attributable to royalty income from licensees and an increase in the benefit associated with our technical services and assistance agreement with our local Oman partner.

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was $(1.0) million for the six months ended June 30, 2024 compared to $0.1 million for the six months ended June 30, 2023. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense

Income tax expense was $0.8 million for the six months ended June 30, 2024 compared to $0.3 million for the six months ended June 30, 2023. Our effective tax rate (“ETR”) from continuing operations was 160.7% and (0.5%) for the six months ended June 30, 2024 and 2023, respectively. The income tax expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each period excludes the effects of losses within the United States, Canada, or other jurisdictions from which we cannot currently benefit. In addition, for each of the six-month periods, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, including against net operating loss carryforwards, in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax accounting income for the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note (as defined below). As of June 30, 2024, we had cash and cash equivalents of $18.6 million, and total outstanding indebtedness of $8.9 million related to finance lease obligations. Our secured asset-based revolving credit facility (the “ABL Facility”) consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At June 30, 2024, our available borrowing base under the ABL Facility was $14.4 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at June 30, 2024.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $2.5 million, lowered from an aggregate borrowing capacity of $4.3 million upon renewal in May 2024, as discussed at "Note 9. Debt, Repeat Precision Promissory Note" in our unaudited condensed consolidated financial statements. As of June 30, 2024, Repeat Precision has no outstanding indebtedness under the promissory note.

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

Our capital expenditures for the six months ended June 30, 2024 and 2023 were $0.7 million and $1.3 million, respectively. We plan to incur approximately $1.5 million to $2.0 million in capital expenditures during 2024, which includes (i) new computing equipment, (ii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment and (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in) operating activities	$4,099	$(1,042)
Net cash used in investing activities	(393)	(978)
Net cash used in financing activities	(1,669)	(273)
Effect of exchange rate changes on cash and cash equivalents	(143)	(195)
Net change in cash and cash equivalents	$1,894	$(2,488)

Operating Activities

Net cash provided by operating activities was $4.1 million compared to a use of $(1.0) million for the six months ended June 30, 2024 and 2023, respectively. Our net loss was significantly lower in 2024 compared to 2023. During the first six months of 2023, we recorded a net loss associated with a $42.4 million provision for litigation, which subsequently settled and for which the provision was reversed during the second half of 2023. Excluding the impact of this provision from the 2023 results, our year-over-year net loss would have been lower in 2023 by $4.4 million. In 2023, our change in trade receivables was a source of funds. For 2024, we had a use of funds related to trade receivables due in part to a relative increase in international activity, which can take longer to collect, and also reflecting higher revenue during the second quarter of 2024 as compared to 2023. This was offset somewhat by the corresponding timing associated with payments for materials and other components of cost of goods sold and favorable inventory management in 2024 as compared to 2023.

Investing Activities

Net cash used in investing activities was $0.4 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively, reflecting a lower level of investment in property and equipment and software and technology.

Financing Activities

Net cash used in financing activities was $1.7 million and $0.3 million for the six months ended June 30, 2024 and 2023. Our primary uses of funds for the six months ended June 30, 2024 and 2023 were principal payments of $0.9 million and $0.7 million, respectively, payments of $0.2 million and $0.3 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, and a distribution of $0.5 million to Repeat Precision's other joint venture partner for the six months ended June 30, 2024. Under the Repeat Promissory Note, all borrowings were repaid for the six months ended June 30, 2024 compared to net borrowings of $0.7 million for the six months ended June 30, 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 10. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2023.

Item 5.  Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit
No.		Description
	10.1	Amended Credit Agreement, dated as of April 16, 2024, by and among NCS Multistage Holdings, Inc., Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., and the other loan parties thereto and JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38071) filed on May 2, 2024).
†*	10.2	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of July 17, 2024.
†*	10.3	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of July 17, 2024.
†*	10.4	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Michael Morrison, dated as of July 17, 2024.
†*	10.5	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ori Lev, dated as of July 17, 2024.
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	Inline XBRL Instance Document
***	101.SCH	Inline XBRL Taxonomy Extension Schema
***	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
***	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101)

†	Management contracts or compensatory plans or arrangements.
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2024	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)