Form 10-Q
period 2024-09-30
NCS Multistage Holdings, Inc.
filed 2024-10-31
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 2,502,812 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$15,330	$16,720
Accounts receivable—trade, net	36,652	23,981
Inventories, net	41,199	41,612
Prepaid expenses and other current assets	1,996	1,862
Other current receivables	4,276	4,042
Insurance receivable	—	15,000
Total current assets	99,453	103,217
Noncurrent assets
Property and equipment, net	22,656	23,336
Goodwill	15,222	15,222
Identifiable intangibles, net	3,905	4,407
Operating lease assets	3,644	4,847
Deposits and other assets	777	937
Deferred income taxes, net	186	66
Total noncurrent assets	46,390	48,815
Total assets	$145,843	$152,032
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,512	$6,227
Accrued expenses	6,874	3,702
Income taxes payable	713	364
Operating lease liabilities	1,388	1,583
Accrual for legal contingencies	—	15,000
Current maturities of long-term debt	2,111	1,812
Other current liabilities	3,511	3,370
Total current liabilities	22,109	32,058
Noncurrent liabilities
Long-term debt, less current maturities	6,525	6,344
Operating lease liabilities, long-term	2,588	3,775
Other long-term liabilities	200	213
Deferred income taxes, net	311	249
Total noncurrent liabilities	9,624	10,581
Total liabilities	31,733	42,639
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,557,648 shares issued and 2,502,680 shares outstanding at September 30, 2024 and 2,482,796 shares issued and 2,443,744 shares outstanding at December 31, 2023	26	25
Additional paid-in capital	446,721	444,638
Accumulated other comprehensive loss	(86,300)	(85,752)
Retained deficit	(262,495)	(265,617)
Treasury stock, at cost, 54,968 shares at September 30, 2024 and 39,052 shares at December 31, 2023	(1,913)	(1,676)
Total stockholders' equity	96,039	91,618
Non-controlling interest	18,071	17,775
Total equity	114,110	109,393
Total liabilities and stockholders' equity	$145,843	$152,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Product sales	$31,675	$27,286	$82,455	$76,149
Services	12,331	10,993	35,099	31,075
Total revenues	44,006	38,279	117,554	107,224
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,408	17,118	51,309	47,945
Cost of services, exclusive of depreciation and amortization expense shown below	6,066	5,449	18,171	16,564
Total cost of sales, exclusive of depreciation and amortization expense shown below	25,474	22,567	69,480	64,509
Selling, general and administrative expenses	14,139	12,669	42,789	43,297
Depreciation	1,188	1,001	3,395	2,892
Amortization	168	168	502	502
Income (loss) from operations	3,037	1,874	1,388	(3,976)
Other income (expense)
Interest expense, net	(108)	(27)	(323)	(447)
Provision for litigation, net of recoveries	—	(98)	—	(42,498)
Other income, net	1,523	1,983	4,863	3,753
Foreign currency exchange gain (loss), net	217	(157)	(788)	(79)
Total other income (expense)	1,632	1,701	3,752	(39,271)
Income (loss) before income tax	4,669	3,575	5,140	(43,247)
Income tax (benefit) expense	(35)	(537)	722	(287)
Net income (loss)	4,704	4,112	4,418	(42,960)
Net income (loss) attributable to non-controlling interest	557	(296)	1,296	(168)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$4,147	$4,408	$3,122	$(42,792)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.63	$1.78	$1.23	$(17.33)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$1.60	$1.77	$1.21	$(17.33)
Weighted average common shares outstanding
Basic	2,548	2,479	2,535	2,469
Diluted	2,588	2,489	2,571	2,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$4,704	$4,112	$4,418	$(42,960)
Foreign currency translation adjustments, net of tax of $0	216	(979)	(548)	(636)
Comprehensive income (loss)	4,920	3,133	3,870	(43,596)
Less: Comprehensive income (loss) attributable to non-controlling interest	557	(296)	1,296	(168)
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$4,363	$3,429	$2,574	$(43,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393
Share-based compensation	—	—	—	—	766	—	—	—	—	—	766
Net income	—	—	—	—	—	—	2,070	—	—	483	2,553
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	57,830	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(15,866)	(237)	—	(237)
Currency translation adjustment	—	—	—	—	—	(496)	—	—	—	—	(496)
Balances as of March 31, 2024	—	$—	2,540,626	$25	$445,404	$(86,248)	$(263,547)	(54,918)	$(1,913)	$17,758	$111,479
Share-based compensation	—	—	—	—	667	—	—	—	—	—	667
Net (loss) income	—	—	—	—	—	—	(3,095)	—	—	256	(2,839)
Release of restricted stock	—	—	16,856	1	(1)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(268)	—	—	—	—	(268)
Balances as of June 30, 2024	—	$—	2,557,482	$26	$446,070	$(86,516)	$(266,642)	(54,918)	$(1,913)	$18,014	$109,039
Share-based compensation	—	—	—	—	651	—	—	—	—	—	651
Net income	—	—	—	—	—	—	4,147	—	—	557	4,704
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	166	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(50)	—	—	—
Currency translation adjustment	—	—	—	—	—	216	—	—	—	—	216
Balances as of September 30, 2024	—	$—	2,557,648	$26	$446,721	$(86,300)	$(262,495)	(54,968)	$(1,913)	$18,071	$114,110

	Three and Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	913	—	—	—	—	—	913
Net loss	—	—	—	—	—	—	(14,969)	—	—	(27)	(14,996)
Vesting of restricted stock	—	—	41,489	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(11,086)	(264)	—	(264)
Currency translation adjustment	—	—	—	—	—	(99)	—	—	—	—	(99)
Balances as of March 31, 2023	—	$—	2,476,298	$25	$441,387	$(85,716)	$(277,433)	(37,421)	$(1,653)	$18,206	$94,816
Share-based compensation	—	—	—	—	1,044	—	—	—	—	—	1,044
Net (loss) income	—	—	—	—	—	—	(32,231)	—	—	155	(32,076)
Currency translation adjustment	—	—	—	—	—	442	—	—	—	—	442
Balances as of June 30, 2023	—	$—	2,476,298	$25	$442,431	$(85,274)	$(309,664)	(37,421)	$(1,653)	$18,361	$64,226
Share-based compensation	—	—	—	—	1,328	—	—	—	—	—	1,328
Net income (loss)	—	—	—	—	—	—	4,408	—	—	(296)	4,112
Vesting of restricted stock	—	—	167	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(50)	(1)	—	(1)
Currency translation adjustment	—	—	—	—	—	(979)	—	—	—	—	(979)
Balances as of September 30, 2023	—	$—	2,476,465	$25	$443,759	$(86,253)	$(305,256)	(37,471)	$(1,654)	$18,065	$68,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$4,418	$(42,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,897	3,394
Amortization of deferred loan costs	155	153
Share-based compensation	3,403	4,198
Provision for inventory obsolescence	945	256
Deferred income tax expense	3	147
Gain on sale of property and equipment	(363)	(423)
Provision for credit losses	44	112
Provision for litigation, net of recoveries	—	42,498
Net foreign currency unrealized loss (gain)	855	(127)
Proceeds from note receivable	61	338
Changes in operating assets and liabilities:
Accounts receivable—trade	(13,050)	(2,847)
Inventories, net	(1,210)	(6,356)
Prepaid expenses and other assets	821	544
Accounts payable—trade	1,124	2,894
Accrued expenses	3,224	(1,025)
Other liabilities	(2,433)	(2,023)
Income taxes receivable/payable	188	(219)
Net cash provided by (used in) operating activities	2,082	(1,446)
Cash flows from investing activities
Purchases of property and equipment	(1,083)	(1,704)
Purchase and development of software and technology	(70)	(263)
Proceeds from sales of property and equipment	421	454
Net cash used in investing activities	(732)	(1,513)
Cash flows from financing activities
Payments on finance leases	(1,442)	(1,159)
Line of credit borrowings	3,062	11,702
Payments of line of credit borrowings	(3,062)	(11,758)
Treasury shares withheld	(237)	(265)
Distribution to noncontrolling interest	(1,000)	—
Net cash used in financing activities	(2,679)	(1,480)
Effect of exchange rate changes on cash and cash equivalents	(61)	(397)
Net change in cash and cash equivalents	(1,390)	(4,836)
Cash and cash equivalents beginning of period	16,720	16,234
Cash and cash equivalents end of period	$15,330	$11,398
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$2,145	$1,665
Assets obtained in exchange for new operating lease liabilities	$—	$1,791

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

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States
Product sales	$9,489	$5,200	$25,806	$20,202
Services	1,645	2,812	7,130	8,511
Total United States	11,134	8,012	32,936	28,713
Canada
Product sales	22,140	21,531	53,078	54,062
Services	6,725	6,613	19,514	19,074
Total Canada	28,865	28,144	72,592	73,136
Other Countries
Product sales	46	555	3,571	1,885
Services	3,961	1,568	8,455	3,490
Total other countries	4,007	2,123	12,026	5,375
Total
Product sales	31,675	27,286	82,455	76,149
Services	12,331	10,993	35,099	31,075
Total revenues	$44,006	$38,279	$117,554	$107,224

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

The following table presents the current contract liabilities as of  September 30, 2024 and  December 31, 2023 (in thousands):

Balance at December 31, 2023	$460
Additions	106
Revenue recognized	(515)
Balance at September 30, 2024	$51

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of September 30, 2024 and  December 31, 2023 is included in other current liabilities on the applicable condensed consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. No revenue was recognized from the contract liability balance for the three months ended September 2024 and $0.5 million of revenue was recognized for the nine months ended September 30, 2024. There was less than $0.1 million in revenue recognized from the contract liability balance for the three and nine months ended September 30, 2023.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories, net

Inventories consist of the following as of September 30, 2024 and  December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$2,717	$2,395
Work in process	70	559
Finished goods	38,412	38,658
Total inventories, net	$41,199	$41,612

Note 5.  Other Current Receivables

Other current receivables consist of the following as of September 30, 2024 and  December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Current income tax receivables	$1,557	$1,418
Employee receivables	207	249
Other receivables	2,512	2,375
Total other current receivables	$4,276	$4,042

Employee receivables primarily consist of amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on their home-country tax returns. As of  September 30, 2024 and  December 31, 2023, a component of the other receivables balance is $1.2 million related to a company-owned life insurance policy associated with a non-qualified deferred compensation plan which was terminated in late 2023. We expect to utilize the proceeds from the liquidation of the insurance policy to fund the disbursements to settle liabilities under the terminated plan during the fourth quarter of 2024. The associated liabilities of $1.1 million and $1.2 million as of  September 30, 2024 and December 31, 2023, respectively, are included in other current liabilities on the accompanying condensed consolidated balance sheets. In addition, the other receivables balance at  September 30, 2024 includes $1.0 million associated with a technical services and assistance agreement with our partner in Oman, and a corresponding balance at  December 31, 2023 of $0.9 million, net of withholding tax, which was collected in the second quarter of 2024.

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2024 and  December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Land	$1,597	$1,630
Building and improvements	7,443	7,742
Machinery and equipment	19,819	19,435
Computers and software	2,140	2,408
Furniture and fixtures	474	722
Vehicles	136	265
Right of use assets - finance leases	13,994	12,709
	45,603	44,911
Less: Accumulated depreciation and amortization	(23,283)	(21,912)
	22,320	22,999
Construction in progress	336	337
Property and equipment, net	$22,656	$23,336

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of sales
Cost of product sales	$486	$414	$1,413	$1,158
Cost of services	213	144	555	443
Selling, general and administrative expenses	489	443	1,427	1,291
Total depreciation	$1,188	$1,001	$3,395	$2,892

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three and nine months ended September 30, 2024 and 2023, and accordingly no impairment loss has been recorded.

Note 7.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of September 30, 2024 and 2023, we did not identify any triggering events for Repeat Precision, our only reportable unit with goodwill, that would indicate potential impairment. Therefore, no goodwill impairment has been recorded for the three and nine months ended September 30, 2024 and 2023.

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2024
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,057)	$2,901
Customer relationships	10	4,100	(3,144)	956
Total amortizable intangible assets		8,058	(4,201)	3,857
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(4,201)	$3,905

		December 31, 2023
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(863)	$3,095
Customer relationships	10	4,100	(2,836)	1,264
Total amortizable intangible assets		8,058	(3,699)	4,359
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,699)	$4,407

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with selling, general and administrative expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended September 30, 2024 and 2023 and $0.5 million for each of the nine months ended September 30, 2024 and 2023.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of September 30, 2024 and 2023, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangibles, which are substantially related to our Repeat Precision asset group. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three and nine months ended September 30, 2024 and 2023.

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2024 and  December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accrued payroll and bonus	$5,800	$2,255
Property and franchise taxes accrual	294	251
Severance and other termination benefits	—	436
Accrued other miscellaneous liabilities	780	760
Total accrued expenses	$6,874	$3,702

As previously disclosed in our Annual Report, we implemented certain restructuring efforts during 2023 to streamline our tracer diagnostics operations in the United States, consolidate Repeat Precision facilities in Mexico, and eliminate redundancies in the structure of certain U.S. and international operations management and support functions. In addition, in July 2023, an executive officer and NCS agreed that he would leave his position. In connection with these restructuring efforts, we incurred severance and other charges of $1.9 million in 2023, a portion of which was associated with the acceleration of non-cash share-based compensation. Of this amount, we paid $1.1 million in 2023 and $0.4 million for the nine months ended  September 30, 2024, with no remaining severance and other termination benefits accrual associated with these restructuring efforts.

In June 2024, we entered into a sublease agreement as the lessor for a portion of the space vacated when a U.S. facility was closed through our 2023 restructuring efforts. The sublease covers the remaining 28 months of the lease term. We will apply the sublease rental income to offset the operating lease expense associated with this facility.

Note 9.  Debt

Our long-term debt consists of the following as of September 30, 2024 and  December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	8,636	8,156
Total debt	8,636	8,156
Less: current portion	(2,111)	(1,812)
Long-term debt	$6,525	$6,344

The estimated fair value of total debt as of September 30, 2024 and  December 31, 2023 was $7.7 million and $7.1 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a description of our financing arrangements.

ABL Facility

On May 3, 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”), where credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc. (“Pioneer”), NCS Multistage, LLC, NCS Multistage Inc. (“NCS Canada”), the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). Concurrent with the entry into our Credit Agreement on May 3, 2022, our prior ABL facility was terminated. On April 16, 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate.

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, of which up to $10.0 million can be made in Canadian dollars and $7.5 million can be available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  September 30, 2024 was $21.7 million. The ABL Facility will mature on May 3, 2027. As of September 30, 2024 and  December 31, 2023, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at September 30, 2024 was 7.4%. We incurred interest expense related to the ABL Facility, including commitment fees, of less than $0.1 million for each of the three months ended September 30, 2024 and 2023, and $0.2 million for each of the nine months ended September 30, 2024 and 2023, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of September 30, 2024, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and less than $0.1 million associated with the April 2024 amendment, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three months ended  September 30, 2024 and 2023, and $0.2 million for each of the nine months ended September 30, 2024 and 2023, was included in interest expense, net.

Repeat Precision Promissory Note

On February 16, 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note had been renewed several times. In May 2024, the Repeat Precision Promissory Note was again renewed with a reduced aggregate borrowing capacity of $2.5 million. The Repeat Precision Promissory Note is scheduled to mature on May 10, 2025 and bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at September 30, 2024 was 9.0%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of September 30, 2024 and December 31, 2023, there was no outstanding indebtedness under the promissory note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and is not guaranteed by any other NCS entity.

Finance Leases

We lease assets under finance lease arrangements, including an office and laboratory in Tulsa, Oklahoma, facilities in Odessa, Texas, and certain operating equipment and software. We also maintain a vehicle leasing arrangement with a fleet management company where we lease light vehicles and trucks that meet the finance lease criteria.

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

Wyoming Matter

 NCS was a defendant in a lawsuit in a state district court in Wyoming, which settled in August 2023 (the “Wyoming Matter”). The claim related to an alleged service issue by our personnel during completions operations. The parties agreed to a settlement that included a payment to the plaintiff of $2.0 million, which was paid on NCS’s behalf under a policy of insurance and NCS received $0.6 million as reimbursement of unpaid invoices from the plaintiff. During the second quarter of 2023, we accrued a provision for the Wyoming Matter of $1.7 million which represented our best estimate of loss at the time, within the range of possible outcomes. In the third quarter of 2023, we reversed this provision for the Wyoming Matter as it was settled and paid by our insurance company.

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

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court as well as to reduce the costs award significantly. We have appealed the judgment and believe we have strong arguments that may lead to a reversal of substantial portions of the decision, although a loss may be reasonably possible. We expect the appeal to be heard by early 2025, and a decision granted by late 2025. If we do not prevail in the appeal phase, the damages portion would then be decided by the Canada Court and we do not know what damages, if any, will be awarded to Kobold. We would expect any damages awarded to be more modest because of the relative ease and minimal cost in implementing changes to our product to comply with the injunction, with such changes resulting in no significant commercial impact to date. In July 2024, Kobold filed a motion with the Canada Court regarding the scope of the injunction. If the Canada Court agrees with Kobold, it may impose a fine or other remedy against the Company.

●  On April 6, 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in the Canada Court, alleging that our fracturing tools infringe on their Canadian patents. We believe we have strong arguments of invalidity and non-infringement in this matter. This patent infringement litigation has not yet been assigned a trial date.

Other Patent Matters

In connection with our patent infringement jury verdict against Nine Energy Services, Inc. (“Nine”), in January 2022 in the Western District of Texas, Waco Division (“Waco District Court”) the jury awarded NCS approximately $0.5 million in damages for Nine’s infringement of U.S. Patent No. 10,465,445 (“the ’445 Patent”). In addition, in August 2022 in connection with the patent infringement jury verdict against TCO AS ("TCO"), the jury awarded NCS approximately $1.9 million in damages for TCO’s infringement of the ’445 Patent. At a hearing for the Nine and TCO cases, in December 2022 and May 2024, respectively, the Waco District Court announced it would be awarding supplemental damages, interest, and costs and ordered Nine and TCO to pay an ongoing royalty for the sale of infringing casing flotation devices for the life of the ’445 Patent. In total, Nine and TCO have secured over $6.0 million to date for the amounts owed in connection with the judgment and have appealed their respective decisions, with a resolution expected in 2026. As the decisions are subject to appeal, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

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

Operating Leases

In October 2024, Repeat Precision entered into a new six year operating lease for an existing manufacturing plant in Ojinaga, Mexico, with a three-year renewal option. In October, we will record an operating lease right of use asset and corresponding liability of $2.3 million for this lease. In addition, in October 2024, we entered into an operating lease for a sales facility in Oklahoma City, Oklahoma, with a term of 62 months, and will record a right of use asset and corresponding liability of $0.3 million.

Note 11.  Share-Based Compensation

During the nine months ended September 30, 2024, we granted 24,366 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $15.35 to the nonemployee members of the Board of Directors. The RSUs granted to the members of our Board of Directors generally vest on the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the nine months ended September 30, 2024, we granted 202,225 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $15.35. When ESUs are granted to employees, they are valued at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the nine months ended September 30, 2024, we granted 56,157 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2024 to December 31, 2026. The PSUs grant date fair value of $15.27 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued under the program is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over the three year performance period. Each PSU associated with the March 2024 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2027. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs.

Total share-based compensation expense for all awards was $1.3 million and $1.7 million for the three months ended September 30, 2024 and 2023, and $3.4 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (0.7%) and (15.0%) for the three months ended September 30, 2024 and 2023, respectively, and 14.0% and 0.7% for the nine months ended September 30, 2024 and 2023, respectively. The income tax (benefit) expense for the three and nine months ended September 30, 2024 and 2023 primarily relates to results generated by our United States, Canada, and certain other foreign businesses. The income tax provision for each of the three and nine months ended September 30, 2024 and 2023, does not include the effects of losses within the United States, Canada, or other jurisdictions, from which we cannot currently benefit. In addition, for each of the three and nine months ended September 30, 2024 and 2023, the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets derived from net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For both the three and nine months ended September 30, 2024 and 2023, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax accounting income.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$4,704	$4,112	$4,418	$(42,960)
Less: income (loss) attributable to non-controlling interest	557	(296)	1,296	(168)
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$4,147	$4,408	$3,122	$(42,792)

Denominator
Basic weighted average number of shares	2,548	2,479	2,535	2,469
Dilutive effect of stock options, RSUs and PSUs	40	10	36	—
Diluted weighted average number of shares	2,588	2,489	2,571	2,469

Earnings (loss) per common share
Basic	$1.63	$1.78	$1.23	$(17.33)
Diluted	$1.60	$1.77	$1.21	$(17.33)

Potentially dilutive securities excluded as anti-dilutive	65	114	40	147

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

Based on E&P company activity to date and expected capital budgets for the remainder of 2024, as well as more recent industry reports, we believe that annual average industry drilling and completion activity in Canada will be approximately 5% higher compared to 2023. In the United States, we expect a decline in activity by 10% to 15% on average compared to 2023 due in part to reduced natural gas prices and E&P consolidation. International industry activity is expected to improve slightly as compared to 2023.

Oil and natural gas prices were volatile in 2023, and this volatility continued into 2024 due to unrest from the ongoing war between Russia and Ukraine and the Israeli conflicts with Hamas, Hezbollah and Iran (the "Israeli Conflicts"). If the Israeli Conflicts further escalate in the Middle East, commodity prices could be more volatile. In addition, oil prices have been affected by a decline in global oil demand growth, particularly from China. To mitigate the impact of uncertain economic conditions on the oil market, certain countries continue to extend voluntary crude oil output cuts and maintain spare capacity, enabling the producers to adjust production levels relatively quickly. However, in December 2024, these production cuts are expected to decrease, and Saudi Arabia has indicated it will increase oil output, shifting away from its previous strategy of maintaining higher prices. See further discussion below on oil and natural gas pricing.

We continue to face intense competitive pressure across all of our product and services offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. Furthermore, this competitive pressure constrains our ability to raise prices in an inflationary environment, which was more pronounced in early to mid-2023 but has since improved.

Over the past two years, we have experienced modest supply chain disruptions and higher prices for certain raw materials, including steel and chemicals, as well as purchased components and outsourced services. This cost inflation persisted throughout 2022, continued into 2023, then moderated somewhat in 2024. Prices for steel have declined from their highs as U.S. rig counts have decreased. While we have endeavored to increase customer prices to defray our higher raw material and component costs, these price increases have not always fully offset our higher input costs. We also experienced tight labor conditions starting in 2022, which has led to increased employee turnover, delays in filling open positions and labor cost inflation, which impacted both our cost of sales and selling, general and administrative (“SG&A”) expenses and resulted in higher salaries, hourly pay rates and benefit costs. This labor cost inflation, while still elevated, began to decrease during the latter part of 2023.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, increased reference interest rates several times between March 2022 and July 2023, actions typically expected to increase borrowing costs and restrain economic activity. In September 2024, the U.S. Federal Reserve decreased the benchmark interest rate amid favorable inflation and job data, and more rate cuts are possible later in 2024 and 2025.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile. The average WTI crude oil price decreased slightly for the third quarter of 2024 compared to the second quarter of 2024. During the second quarter of 2024, members of OPEC and certain other countries, including Russia (informally known as “OPEC+”), agreed to extend additional crude oil production cuts of 2.2 MMBBL/D until the end of September 2024 and prolonged other production cuts until the end of 2025. In early September 2024, OPEC+ announced the delay of the October 2024 output increase for two months. Saudi Arabia has indicated that it will bring back production as planned in December 2024, regardless of market conditions or oil prices at that time, as a strategic decision to increase its market share, which could reduce oil commodity prices. Since 2022, OPEC + has implemented various production cuts to address the uncertain outlook in the global economic and oil markets.

Natural gas pricing continues to be volatile and has increased for the third quarter of 2024 to an average of $2.11 per MMBtu compared to an average of $2.07 per MMBtu for the second quarter of 2024. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. The natural gas price declines in 2024 are due to a mild winter earlier in the year and the continued high surplus levels of natural gas in storage, negatively impacting drilling and completion activity in certain regions, particularly in the United States.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
9/30/2023	$82.25	$86.65	$2.59
12/31/2023	78.53	84.01	2.74
3/31/2024	77.50	82.92	2.15
6/30/2024	81.81	84.68	2.07
9/30/2024	76.43	80.01	2.11

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the third quarter of 2023, as provided by Baker Hughes Company. The quarterly changes, particularly for the second quarter Canadian land rig count, are partially attributable to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2023	630	187	817
12/31/2023	601	180	781
3/31/2024	602	208	810
6/30/2024	583	134	717
9/30/2024	566	207	773

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity has decreased from the highs reached during the fourth quarter of 2022. In the third quarter of 2024, the average U.S. land rig count was 566, a decline of 10% and 3%, respectively, compared to the third quarter of 2023 and the second quarter of 2024. The average land rig count in Canada for the third quarter of 2024 was higher by 11% compared to the same period in 2023. We currently expect U.S. rig counts and completion activity for the remainder of 2024 to be lower than the comparable data for 2023, but we expect the Canadian activity level for the remainder of the year to be slightly higher than the activity level for the prior year.

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Canadian completions activity can be impacted by wildfires that are usually experienced in the spring and summer seasons, but weather and wildfire conditions this year were favorable compared to 2023. Our business can be impacted by a reduction in customer activity during the winter holidays in late December and early January. In some years, customers in the United States and Canada may exhaust their capital budgets before year-end, resulting in lower drilling and completion activity during the fourth quarter. We expect this to be the case this year in the United States, and to a lesser extent in Canada.

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

Product sales represented 72% and 71% of our revenues for the three months ended September 30, 2024 and 2023, respectively, and 70% and 71% for the nine months ended September 30, 2024 and 2023, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 28% and 29% of our revenues for the three months ended September 30, 2024 and 2023, respectively, and 30% and 29% for the nine months ended September 30, 2024 and 2023, respectively. Services include tool charges and associated personnel costs related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 66% and 74% for the three months ended September 30, 2024 and 2023, respectively, and approximately 62% and 68% for the nine months then ended. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and SG&A expenses.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs. While these tariffs have recently declined, there is a possibility that they could be increased substantially following the upcoming U.S. presidential election. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine, although steel pricing has since declined from their recent highs. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

Our SG&A expenses are comprised of compensation expense, which includes compensation and benefit-related expenses for our employees who are not directly involved in revenue generating activities, including those involved in our research and development activities, as well as our general operating costs. These general operating costs include but are not limited to: rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. Our SG&A expenses also include litigation expenses, severance expenses and expected credit losses.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 30% and 31% for the three months ended September 30, 2024 and 2023, respectively, and 28% and 30% for the nine months then ended.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2024	2023	$	%
Revenues
Product sales	$31,675	$27,286	$4,389	16.1%
Services	12,331	10,993	1,338	12.2%
Total revenues	44,006	38,279	5,727	15.0%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,408	17,118	2,290	13.4%
Cost of services, exclusive of depreciation and amortization expense shown below	6,066	5,449	617	11.3%
Total cost of sales, exclusive of depreciation and amortization expense shown below	25,474	22,567	2,907	12.9%
Selling, general and administrative expenses	14,139	12,669	1,470	11.6%
Depreciation	1,188	1,001	187	18.7%
Amortization	168	168	—	—%
Income from operations	3,037	1,874	1,163	62.1%
Other income (expense)
Interest expense, net	(108)	(27)	(81)	(300.0)%
Provision for litigation, net of recoveries	—	(98)	98	100.0%
Other income, net	1,523	1,983	(460)	(23.2)%
Foreign currency exchange gain (loss), net	217	(157)	374	238.2%
Total other income	1,632	1,701	(69)	(4.1)%
Income before income tax	4,669	3,575	1,094	30.6%
Income tax benefit	(35)	(537)	502	93.5%
Net income	4,704	4,112	592	14.4%
Net income (loss) attributable to non-controlling interest	557	(296)	853	288.2%
Net income attributable to NCS Multistage Holdings, Inc.	$4,147	$4,408	$(261)	(5.9)%

	Three Months Ended
	September 30,		Variance
	2024	2023	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$19,408	$17,118	$2,290	13.4%
Depreciation and amortization attributable to cost of product sales	486	414	72	17.4%
Cost of product sales	19,894	17,532	2,362	13.5%
Product sales gross profit	$11,781	$9,754	$2,027	20.8%
Product sales gross margin	37.2%	35.7%

Cost of services, exclusive of depreciation and amortization expense	$6,066	$5,449	$617	11.3%
Depreciation and amortization attributable to cost of services	213	144	69	47.9%
Cost of services	6,279	5,593	686	12.3%
Services gross profit	$6,052	$5,400	$652	12.1%
Services gross margin	49.1%	49.1%

Total cost of sales	$26,173	$23,125	$3,048	13.2%
Total gross profit	$17,833	$15,154	$2,679	17.7%
Total gross margin	40.5%	39.6%

	Three Months Ended
	September 30,		Variance
	2024	2023	$	%
Revenues by Geographic Area:
United States
Product sales	$9,489	$5,200	$4,289	82.5%
Services	1,645	2,812	(1,167)	(41.5)%
Total United States	11,134	8,012	3,122	39.0%
Canada
Product sales	22,140	21,531	609	2.8%
Services	6,725	6,613	112	1.7%
Total Canada	28,865	28,144	721	2.6%
Other Countries
Product sales	46	555	(509)	(91.7)%
Services	3,961	1,568	2,393	152.6%
Total other countries	4,007	2,123	1,884	88.7%
Total
Product sales	31,675	27,286	4,389	16.1%
Services	12,331	10,993	1,338	12.2%
Total revenues	$44,006	$38,279	$5,727	15.0%

Revenues

Revenues were $44.0 million for the three months ended September 30, 2024 compared to $38.3 million for the three months ended September 30, 2023. Revenue growth was driven by increases in international services, U.S. product sales, and Canada product sales and services. These gains were partially offset by lower U.S. services revenues and international product sales. The significant increase in international revenues was driven by Middle East tracer work and North Sea frac systems, while the increase in the United States reflects higher frac plug and perforating gun sales by our joint venture, Repeat Precision. Despite the increase in U.S. revenues, customer activity continues to be negatively impacted by lower natural gas prices. The increase in our Canadian revenue was due in part to higher fracturing systems activity in 2024, as the prior year was impacted more significantly by Canadian wildfires stemming from drought conditions. Overall, product sales for the three months ended September 30, 2024 were $31.7 million compared to $27.3 million for the three months ended September 30, 2023. Services revenues totaled $12.3 million compared to $11.0 million for the same periods.

Cost of sales

Cost of sales was $26.2 million, or 59.5% of revenues, for the three months ended September 30, 2024 compared to $23.1 million, or 60.4% of revenues, for the three months ended September 30, 2023. The decrease in the cost of sales as a percentage of revenues was primarily due to an increase in higher-margin international work in both the Middle East and North Sea, an increase in frac plug and perforating gun sales in the United States, as well as the benefits realized from operational restructuring efforts enacted in 2023. For the three months ended September 30, 2024, cost of product sales was $19.9 million, or 62.8% of product sales revenue, and cost of services was $6.3 million, or 50.9% of services revenue. For the three months ended September 30, 2023, cost of product sales was $17.5 million, or 64.3% of product sales revenue, and cost of services was $5.6 million, or 50.9% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.1 million for the three months ended September 30, 2024 compared to $12.7 million for the three months ended September 30, 2023. This increase in expense reflects a higher annual incentive bonus accrual of $2.2 million year-over-year partially offset by the benefit of cost-saving measures implemented through our restructuring efforts during 2023.

Depreciation

Depreciation totaled $1.2 million for the three months ended September 30, 2024 compared to $1.0 million for the three months ended September 30, 2023. The increase is due to assets placed in service during the twelve-month period ended September 30, 2024, primarily light vehicles and trucks under finance leases through our leasing program with a fleet management company.

Provision for litigation, net of recoveries

Provision for litigation totaled $0.1 million during the three months ended September 30, 2023, related to the settlement of the Wyoming Matter, whereby the plaintiff received $2.0 million, which was paid on our behalf under a policy of insurance, and we received $0.6 million for unpaid invoices, recorded as other income, net in the accompanying statement of operations. We also reversed our accrual for legal contingencies for this matter which totaled $1.7 million. Offsetting this benefit, in October 2023 the Canada Court ordered us to pay $1.8 million ($2.5 million in Canadian dollars) of legal fees associated with a patent infringement case, which we accrued during the three months ended September 30, 2023. These matters have been previously described in our Annual Report. See “Note 10. Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Other income, net

Other income, net was $1.5 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023. The decrease in other income was primarily attributable to the recovery of unpaid invoices through settlement of the Wyoming Matter in 2023, as discussed above, as well as the reversal of a legal contingency fee, partially offset in 2024 by increases in royalty income from licensees, and an increase in the benefit provided from our technical services and assistance agreement with our local partner in Oman.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain (loss), net was $0.2 million for the three months ended September 30, 2024 compared to $(0.2) million for the three months ended September 30, 2023. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax benefit

Income tax benefit was less than $0.1 million for the three months ended September 30, 2024 as compared to $0.5 million for the three months ended September 30, 2023. Our effective tax rate (“ETR”) from continuing operations was (0.7%) and (15.0%) for the three months ended September 30, 2024 and 2023, respectively. The income tax benefit for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each three-month period excludes the effects of losses within the United States, Canada, or other jurisdictions, from which we cannot currently benefit. In addition, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, some of which are derived from net operating loss carryforwards in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax accounting income for the three month periods ended September 30, 2024 and 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2024	2023	$	% (1)
Revenues
Product sales	$82,455	$76,149	$6,306	8.3%
Services	35,099	31,075	4,024	12.9%
Total revenues	117,554	107,224	10,330	9.6%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	51,309	47,945	3,364	7.0%
Cost of services, exclusive of depreciation and amortization expense shown below	18,171	16,564	1,607	9.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	69,480	64,509	4,971	7.7%
Selling, general and administrative expenses	42,789	43,297	(508)	(1.2)%
Depreciation	3,395	2,892	503	17.4%
Amortization	502	502	—	—%
Income (loss) from operations	1,388	(3,976)	5,364	134.9%
Other income (expense)
Interest expense, net	(323)	(447)	124	27.7%
Provision for litigation, net of recoveries	—	(42,498)	42,498	100.0%
Other income, net	4,863	3,753	1,110	29.6%
Foreign currency exchange loss, net	(788)	(79)	(709)	NM
Total other income (expense)	3,752	(39,271)	43,023	109.6%
Income (loss) before income tax	5,140	(43,247)	48,387	111.9%
Income tax expense (benefit)	722	(287)	1,009	351.6%
Net income (loss)	4,418	(42,960)	47,378	110.3%
Net income (loss) attributable to non-controlling interest	1,296	(168)	1,464	NM
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$3,122	$(42,792)	$45,914	107.3%

(1)	NM – Percentage not meaningful

	Nine Months Ended
	September 30,		Variance
	2024	2023	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$51,309	$47,945	$3,364	7.0%
Depreciation and amortization attributable to cost of product sales	1,413	1,158	255	22.0%
Cost of product sales	52,722	49,103	3,619	7.4%
Product sales gross profit	$29,733	$27,046	$2,687	9.9%
Product sales gross margin	36.1%	35.5%

Cost of services, exclusive of depreciation and amortization expense	$18,171	$16,564	$1,607	9.7%
Depreciation and amortization attributable to cost of services	555	443	112	25.3%
Cost of services	18,726	17,007	1,719	10.1%
Services gross profit	$16,373	$14,068	$2,305	16.4%
Services gross margin	46.6%	45.3%

Total cost of sales	$71,448	$66,110	$5,338	8.1%
Total gross profit	$46,106	$41,114	$4,992	12.1%
Total gross margin	39.2%	38.3%

	Nine Months Ended
	September 30,		Variance
	2024	2023	$	%
Revenues by Geographic Area:
United States
Product sales	$25,806	$20,202	$5,604	27.7%
Services	7,130	8,511	(1,381)	(16.2)%
Total United States	32,936	28,713	4,223	14.7%
Canada
Product sales	53,078	54,062	(984)	(1.8)%
Services	19,514	19,074	440	2.3%
Total Canada	72,592	73,136	(544)	(0.7)%
Other Countries
Product sales	3,571	1,885	1,686	89.4%
Services	8,455	3,490	4,965	142.3%
Total other countries	12,026	5,375	6,651	123.7%
Total
Product sales	82,455	76,149	6,306	8.3%
Services	35,099	31,075	4,024	12.9%
Total revenues	$117,554	$107,224	$10,330	9.6%

Revenues

Revenues were $117.6 million for the nine months ended September 30, 2024 compared to $107.2 million for the nine months ended September 30, 2023. Revenue growth was driven by increases in international product sales and services revenues, U.S. product sales, and Canada services revenues. The gains were partially offset by lower U.S. services revenues and Canada product sales. The significant increase in international revenues was driven by North Sea frac systems and Middle East tracer work, while the increase in the United States was driven by an increase in frac plug and perforating gun sales by our joint venture, Repeat Precision, despite a reduction in industry rig count. Our Canadian results were comparable year-over-year, with a small decline in product sales partially offset by a small increase in service sales, reflecting the timing and mix of certain planned frac systems work and E&P consolidation transactions. Overall, product sales for the nine months ended September 30, 2024 were $82.5 million compared to $76.1 million for the nine months ended September 30, 2023. Services revenues totaled $35.1 million and $31.1 million for the same periods.

Cost of sales

Cost of sales was $71.4 million, or 60.8% of revenues, for the nine months ended September 30, 2024 compared to $66.1 million, or 61.7% of revenues, for the nine months ended September 30, 2023. The decrease in the cost of sales as a percentage of revenues was primarily due to an increase in higher-margin international work in the Middle East and the North Sea and the benefits realized from operational restructurings enacted in 2023. For the nine months ended September 30, 2024, cost of product sales was $52.7 million, or 63.9% of product sales revenue, and cost of services was $18.7 million, or 53.4% of services revenue. For the nine months ended September 30, 2023, cost of product sales was $49.1 million, or 64.5% of product sales revenue, and cost of services was $17.0 million, or 54.7% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $42.8 million for the nine months ended September 30, 2024 compared to $43.3 million for the nine months ended September 30, 2023. This decrease in expense reflects the realization of cost-savings associated with restructuring efforts during 2023, as well as lower share-based compensation, insurance, and professional fees of $0.8 million, $0.5 million, and $0.4 million, respectively. The decrease in expense was partially offset by a $2.7 million increase in relative annual incentive bonus accruals year-over-year.

Depreciation

Depreciation totaled $3.4 million for the nine months ended September 30, 2024 compared to $2.9 million for the nine months ended September 30, 2023. The increase is due to assets placed in service during the twelve-month period ended September 30, 2024, primarily light vehicles and trucks under finance leases through our leasing program with a fleet management company.

Provision for litigation, net of recoveries

Provision for litigation totaled $42.5 million during the nine months ended September 30, 2023, primarily related to the Texas Matter for which we accrued a judgment that was later settled by all parties during the fourth quarter of 2023, resulting in no cash payments by NCS and a reversal of this accrual. The settlement was fully paid by the insurance carrier in January 2024. This balance also reflects the reversal of an accrual of $1.7 million associated with the Wyoming Matter, which was settled by insurance during the third quarter of 2023, offset by an incremental accrual associated with a Canadian patent matter, whereby, in October 2023 the Canada Court ordered us to pay $1.8 million ($2.5 million in Canadian dollars) of legal fees associated with a patent infringement case. These matters have been previously described in our Annual Report. See “Note 10. Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for further discussion.

Other income, net

Other income, net was $4.9 million for the nine months ended September 30, 2024 compared to $3.8 million for the nine months ended September 30, 2023. The increase in other income was primarily attributable to royalty income from licensees and an increase in the benefit associated with our technical services and assistance agreement with our local partner in Oman. The increase in other income was partially offset by a $0.6 million benefit from the recovery of unpaid invoices associated with the Wyoming Matter in 2023, which did not recur in 2024.

Foreign currency exchange loss, net

Foreign currency exchange loss, net was $0.8 million for the nine months ended September 30, 2024 compared to $0.1 million for the nine months ended September 30, 2023. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense (benefit)

Income tax expense was $0.7 million for the nine months ended September 30, 2024 as compared to a tax benefit of $0.3 million for the nine months ended September 30, 2023. Our effective tax rate (“ETR”) from continuing operations was 14.0% and 0.7% for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each period excludes the effects of losses within the United States, Canada, or other jurisdictions from which we cannot currently benefit. In addition, for each of the nine-month periods, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, including against net operating loss carryforwards, in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax accounting income for the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our secured asset-based revolving credit facility (the “ABL Facility”) and the Repeat Precision Promissory Note (as defined below). As of September 30, 2024, we had cash and cash equivalents of $15.3 million, and total outstanding indebtedness of $8.6 million related to finance lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At September 30, 2024, our available borrowing base under the ABL Facility was $21.7 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at September 30, 2024.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $2.5 million, lowered from an aggregate borrowing capacity of $4.3 million upon renewal in May 2024, as discussed at "Note 9. Debt, Repeat Precision Promissory Note" in our unaudited condensed consolidated financial statements. As of September 30, 2024, Repeat Precision has no outstanding indebtedness under the promissory note.

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

Our capital expenditures for the nine months ended September 30, 2024 and 2023 were $1.2 million and $2.0 million, respectively. We plan to incur approximately $1.5 million to $1.7 million in capital expenditures during 2024, which includes (i) new computing equipment, (ii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment and (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in) operating activities	$2,082	$(1,446)
Net cash used in investing activities	(732)	(1,513)
Net cash used in financing activities	(2,679)	(1,480)
Effect of exchange rate changes on cash and cash equivalents	(61)	(397)
Net change in cash and cash equivalents	$(1,390)	$(4,836)

Operating Activities

Net cash provided by operating activities was $2.1 million compared to a use of $(1.4) million for the nine months ended September 30, 2024 and 2023, respectively. Our net income was significantly higher in 2024 compared to 2023. During the first nine months of 2023, we recorded a net loss associated with a $42.5 million provision for litigation, which subsequently settled and for which the provision was reversed during the fourth quarter of 2023. Excluding the impact of this provision from the 2023 results, our year-over-year net income would have been higher in 2024 than in 2023 by $4.9 million. This improved performance reflects an increase in revenue for the first nine months of 2024 compared to the same period in 2023. The increase in sales impacts our inventory levels, the timing of trade receivable billings and collections, and payments for materials and other components. These results for the first nine months of 2024 compared to the relative period in 2023 reflects a lower inventory build (favorable cash impact of $5.1 million), an increase in trade receivables of $10.2 million (a use of cash) due in part to a relative increase in international activity, which can take longer to collect, a decrease in payables of $1.8 million (use of cash) and an increase in accrued expenses of $4.2 million (a source of cash), partially attributable to higher incentive accruals that correspond to improved operating performance.

Investing Activities

Net cash used in investing activities was $0.7 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting a lower level of investment in property and equipment and software and technology.

Financing Activities

Net cash used in financing activities was $2.7 million and $1.5 million for the nine months ended September 30, 2024 and 2023. Our primary uses of funds for the nine months ended September 30, 2024 and 2023 were principal payments of $1.4 million and $1.2 million, respectively, payments of $0.2 million and $0.3 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, and a distribution of $1.0 million to Repeat Precision's other joint venture partner for the nine months ended September 30, 2024. Net borrowings and repayments under the Repeat Promissory Note had no relative impact on cash flows from financing activities for the nine months ended September 30, 2024 and 2023.

Material Cash Requirements

Except for the operating leases as discussed in "Note 10. Commitments and Contingencies" to our unaudited condensed consolidated financial statements, there have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 10. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2023.

Item 5.  Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit
No.		Description
†	10.1	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).
†	10.2	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).
†	10.3	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Michael Morrison, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).
†	10.4	Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ori Lev, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	Inline XBRL Instance Document
***	101.SCH	Inline XBRL Taxonomy Extension Schema
***	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
***	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101)

†	Management contracts or compensatory plans or arrangements.
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2024	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)