Form 10-K
period 2024-12-31
NCS Multistage Holdings, Inc.
filed 2025-03-10
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $13.3 million (based on the closing sale price of the registrant’s common stock on that date).

As of March 6, 2025, there were 2,540,849 shares of common stock outstanding.

Portions of the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	declines in the level of oil and natural gas exploration and production (“E&P”) activity in Canada, the United States and internationally;

●	oil and natural gas price fluctuations;

●	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

●	inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

●	loss of significant customers;

●	losses and liabilities from uninsured or underinsured business activities and litigation;

●	change in trade policy, including the impact of tariffs;

●	our failure to identify and consummate potential acquisitions;

●	the financial health of our customers including their ability to pay for products or services provided;

●	our inability to integrate or realize the expected benefits from acquisitions;

●	our inability to achieve suitable price increases to offset the impacts of cost inflation;

●	loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

●	risks in attracting and retaining qualified employees and key personnel;

●	risks resulting from the operations of our joint venture arrangement;

●	currency exchange rate fluctuations;

●	impact of severe weather conditions;

●	our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;

●

failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

●	impairment in the carrying value of long-lived assets including goodwill;

●

system interruptions or failures, including complications with our enterprise resource planning system (“ERP”), cybersecurity breaches, identity theft or other disruptions that could compromise our information;

●

our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition and the adoption of artificial intelligence (“AI”) and machine learning;

●

our inability to protect and maintain critical intellectual property assets, the inability to protect our current royalty income, or the losses and liabilities from adverse decisions in intellectual property disputes;

●	loss of, or interruption to, our information and computer systems;

●	our failure to establish and maintain effective internal control over financial reporting;

●	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;

●	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases (“GHGs”);

●	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;

●	the reduction in our asset-based revolving credit facility (“ABL Facility”) borrowing base or our inability to comply with the covenants in our debt agreements; and

●	our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Form 10-K, including, among others, AirLock, MultiCycle, OST, Innovus, Terrus, Torius, Ratek, Proppex, Vecturon, Vectraset, PurpleSeal, PurpleFire, PurpleSet, FracSure Express, Repeat Precision and NCS and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Form 10-K without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Third party trademarks, service marks or trade names appearing in this Form 10-K are the property of their respective owners.

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

PART I

Item 1. Business

Overview

NCS Multistage Holdings, Inc. (“NCS,” the “Company,” “we,” “our” or “us”) is a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly wells that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including the North Sea, the Middle East, Argentina and China. Our extensive research and development efforts are influenced and driven by the needs of our customers, allowing us to introduce innovative and commercial solutions that improve customer efficiency and profitability. We provided our products and services to over 200 customers in 2024, including leading large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. We began providing pinpoint stimulation products and services in 2006. Our fracturing systems products and services can be used in both cemented and open-hole wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with traditional completion techniques. Fracturing systems products and services include our casing-installed sliding sleeves and downhole frac isolation assembly. Customers typically purchase our casing-installed sliding sleeves, consumable products that are typically cemented at intervals into the casing of the wellbore, and may utilize our services, whereby our personnel supervise the use of our downhole frac isolation assembly during completion operations. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

As an extension of fracturing systems, we offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets.

We own a 50% controlling interest in Repeat Precision, LLC (“Repeat Precision”), which we consolidate. Repeat Precision sells composite and dissolvable frac plugs, setting tools, perforating guns and related products directly to customers and provides high-quality machining services for NCS products.

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

In 2024, approximately 60% of our revenue was derived from fracturing systems products and services and enhanced oil recovery systems, approximately 20% was derived from Repeat Precision and approximately 10% was derived from each of our well construction products and tracer diagnostics services.

Our revenue for the years ended December 31, 2024 and 2023 totaled $162.6 million and $142.5 million, respectively. Our net income (loss) attributable to NCS Multistage Holdings, Inc. for the years ended December 31, 2024 and 2023 totaled $6.6 million and $(3.2) million, respectively. Our total assets as of December 31, 2024 and 2023 totaled $152.8 million and $152.0 million, respectively. For additional financial information by geographic area, see “Note 3. Segment and Geographic Information” of our consolidated financial statements.

Business Strategy

Our business strategy is to increase the adoption of our products and services in the United States, Canada and select international markets, to continue to be an innovator of technology and to create value for our stockholders. We intend to achieve these objectives by (i) pursuing disciplined organic growth to increase our market share with new and existing customers in the United States, Canada and in select international markets, for our existing suite of products and services, (ii) developing and introducing innovative technologies that are aligned with customer needs, (iii) maintaining financial strength and flexibility and (iv) selectively pursuing complementary mergers, acquisitions and joint ventures.

Adoption of Pinpoint Stimulation

Traditional well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America. We believe that pinpoint stimulation can provide well completion efficiencies and some long-term benefits not observed with traditional well completion techniques. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s further adoption of pinpoint stimulation, our ability to continue to innovate our technology to compete against technological advances in traditional well completion techniques, and our ability to successfully compete against other providers of pinpoint stimulation products and services, including adjusting our pricing in certain markets to respond to customer demands and to competitors that may provide discounted pricing to our market.

Increasing Well Complexity and Focus on Completion Optimization

In recent years, E&P companies have drilled longer horizontal wells and completed more hydraulic fracturing stages per well to maximize the volume of hydrocarbon recoveries per well. This trend towards longer and more complex wells has resulted in us selling more sliding sleeves or frac plugs per well on average, which increases our revenue opportunity per well completion and has supported sales of our casing buoyancy systems. Additionally, E&P companies have become increasingly focused on well productivity through optimization of completion designs and we believe this trend may further the adoption of pinpoint stimulation, and in turn, increase the opportunity for sales of our products and services if our customers observe operational benefits and long-term production results from the application of pinpoint stimulation. This trend toward more complex well completions provides opportunities for tracer diagnostics services, which can be utilized to assess the effectiveness of various well completion techniques and well spacing strategies in support of completion and field development optimization efforts. However, as the development of unconventional resources has matured, E&P companies have become increasingly focused on operational efficiencies and lowering the cost of the wells drilled and completed. This focus on cost has led to increased competition amongst oilfield services companies, limiting pricing power, and in some cases, leading to E&P companies selecting products and services primarily based on cost as opposed to technical benefits.

Products and Services

We provide highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. Our key products and services include:

●

Fracturing Systems. Our fracturing systems products and services encompass our technology developed to enable efficient pinpoint stimulation, selective stage isolation and re-stimulation strategies. Pinpoint stimulation is the process of individually stimulating each entry point into an oil or natural gas formation. We believe that pinpoint stimulation provides benefits compared to traditional completion techniques. Our pinpoint stimulation solutions and refined field processes are designed to enable efficient, controlled, verifiable, and repeatable completions. We also offer products that can be utilized later in a well’s life to allow for selective stage isolation or to enhance injection efficiencies if the well is converted from a production well to an injection well.

Our fracturing systems products and services are comprised of our casing-installed sliding sleeves and our downhole frac isolation assemblies. The frac isolation assemblies are usually coiled tubing deployed but can also be deployed on threaded pipe. Our services include operating the downhole frac isolation assemblies and advising customers on optimizing completion designs and field efficiencies.

o

Casing-installed sliding sleeves. Our casing-installed sliding sleeves are consumable products, sold to our customers and integral to a well’s casing. These sliding sleeves can be used in both cemented and open-hole wellbores in vertical, deviated or horizontal wells. There is no practical limitation on the number of sleeves that can be installed in a well, and all sleeves have an inner diameter that is similar to the casing in the wellbore. Our primary model of sliding sleeves can be opened and closed multiple times throughout the life of a well. These closable sleeves provide our customers the benefit of additional completion or production options and the ability to better optimize a well’s overall performance.

During completion operations, the downhole frac isolation assembly is located in the sleeve and the inner barrel of the sleeve is shifted down, exposing the frac ports to the formation, allowing the stimulation of that stage to begin. Our multicycle sleeves have an inner barrel that can be shifted up to re-isolate the frac ports. These sleeves can often be re-opened or re-closed at any time, allowing our customers to selectively access or isolate segments of the wellbore. Several generations of sliding sleeves have been developed over the years, each providing improvements in functionality and reliability.

■

Innovus. The Innovus line of sliding sleeves is the current generation of our fracturing sleeves designed primarily for the onshore market. This line of sleeves comes in standard duty and heavy duty (high pressure and high rate) models.

■

Ratek. The Ratek line of sliding sleeves has been commercialized for more stringent environments, including high torque, high burst and collapse, and high compression environments, features that are required for many offshore applications. We offer Ratek sleeves with ISO V0 and V3 ratings.

o

Downhole frac isolation assembly. Our proprietary downhole frac isolation assembly is comprised of several components, including a resettable bridge plug for stage isolation, a sleeve locator to efficiently locate our sliding sleeves in the wellbore, an optional abrasive perforating sub that can create additional perforations in the casing, and gauge packages that can measure and record downhole data. The frac isolation assembly attached to provided coiled tubing or threaded pipe is primarily used to locate and shift our sliding sleeves open or closed. The assembly also provides real-time downhole pressure measurements as well as recorded pressure, temperature, and force measurements. Our personnel supervise the use of these assemblies in coordination with other on-site service providers to assist our customers.

o

Sand jet perforating. Our sand jet perforating technology was part of the first NCS frac isolation assembly used for pinpoint stimulation. To cut access points (perforations) into the formation, sand-laden fluid is pumped down the coiled tubing and through tungsten-carbide nozzles in the frac isolation assembly. The high-velocity slurry cuts a tunnel through the casing and cement and into the formation. The tunnels serve as access points for stimulation. Stimulation treatments are pumped down the annulus between the coiled tubing and the casing. This technology provides a practical option for pinpoint stimulation in wells that are already cased, such as for drilled, but uncompleted (“DUC”) wells.

o

Enhanced Recovery. Our Enhanced Recovery products represent an extension of our fracturing systems product line, featuring a series of injection control devices to deliver fluid at a predetermined rate to selected stages along the wellbore. These products include valve systems to extend the life of a well by conversion from primary hydrocarbon production operations to enhanced recovery operations such as waterflood or gas injection.

■

Innovus Convertible. This sliding sleeve is a dual-barrel version of our Innovus sleeve. After the initial fracturing and production phase, a second inner barrel can be shifted to convert the frac ports to flow paths utilized to control injection. Water or gas can then be selectively injected into the reservoir at a predetermined rate suitable for enhanced recovery operations, extending the useful life of the original completion.

■

Terrus System. This system includes injection control devices with customizable flow rates that can be assembled into various configurations and deployed between isolation devices to create a customized water or gas injection string for installation in existing wells.

●

Repeat Precision. Repeat Precision sells its high-performance PurpleSeal line of composite and dissolvable frac plugs and bridge plugs, PurpleSet single-use disposable setting tools, FracSure Express systems that combine a PurpleSeal Frac Plug with a single-use disposable setting tool, and related products directly to E&P companies. Repeat Precision also sells PurpleFire perforating guns, devices utilized to perforate a well’s casing. Repeat Precision sells perforating guns to other oilfield services companies that act as distributors and convey the tools downhole for E&P companies. Repeat Precision also provides high-quality machining services for certain NCS products.

●

Tracer Diagnostics. We provide chemical and radioactive tracer diagnostics services used by our customers to assess wellbore clearance, completion performance, well production and well-to-well communication. Our technology includes fracture fluid identifier tracers (“FFIs”), particulate water-soluble tracers (“WSTs”), particulate oil-soluble tracers (“OSTs”) and reservoir natural gas tracers (“RGTs”), which enable efficient, cost-effective downhole diagnostics, providing E&P companies with critical reports and data to better optimize field and reservoir development and production/injection performance.

●

Well Construction. Our well construction products are designed to allow our customers to safely and efficiently install casing and production liners, facilitate cementing operations and initiate a flow path into the formation at the commencement of stimulation operations.

o

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

o

Vecturon and Vectraset liner hanger systems. Our proprietary and robust liner hanger systems are specifically designed to hang and seal the production liner in complex horizontal wells. Our liner hanger systems are fully compatible with our fracturing systems products. The liner hanger is used to distribute the weight of the liner to the supporting casing. The system can be set in the absence of a wiper plug bump.

o

Toe initiation sleeves. Our toe initiation sleeves are designed to provide initial formation access for multistage completions. After actuating the toe initiation sleeve, a customer can perform a pre-frac injection fall-off test and/or flush the wellbore to facilitate the pumping of completion tools to the toe of the well or execute the first fracturing stage for the well.

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

We hold 66 U.S. utility patents and 49 related international utility patents, which relate to various products and services from each of our product lines, such as our casing buoyancy systems, OSTs, casing installed sliding sleeves, frac isolation assemblies, frac plug setting tools and other equipment and methods utilized in the provision of our services. This portfolio reflects our ongoing efforts to maintain and protect more commercially significant intellectual property while discontinuing maintenance of patents that no longer align with our strategic priorities. Our U.S. and international utility patents both expire between 2030 and 2042.

We also have a number of U.S. and international patent applications pending. Some of these patent applications cover equipment and methods which are currently in development. The applications are in various stages of the patent prosecution process and patents may not be issued on such applications in any jurisdiction for some time, if they are issued at all.

We believe that our patents have historically been important in enabling us to compete in the market to supply our customers with our products and services. When commercially advisable, we intend to enforce, and have in the past vigorously enforced, our intellectual property rights. We are currently, and may from time to time in the future be, involved in litigation to determine the enforceability, scope and validity of our patent rights. In addition to patent rights, we employ trade secrets, or “know-how,” and other proprietary information and technology as well as intellectual property licensed from third parties.

Customers

Our customer base primarily consists of oil and natural gas producers in North America and certain international markets as well as oilfield service companies. For the years ended December 31, 2024 and 2023, we had over 200 and 225 customers, respectively. Our five largest customers accounted for approximately 26% and 28% of our revenue for the years ended December 31, 2024 and 2023, respectively. No single customer represented more than 10% of our revenue for the years ended December 31, 2024 and 2023. Although we believe we have a broad customer base and wide geographic coverage of operations, the loss of one or more of our significant customers could have a material adverse effect on our results of operations. For additional information relating to risks regarding the loss of any of our significant customers, see Item 1A. “Risk Factors.”

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

Seasonality

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Canadian completions activity can be impacted by wildfires that are usually experienced in the spring and summer seasons, but weather and wildfire conditions in 2024 were favorable compared to 2023. Our business activity can also be affected by customer spending patterns. In some years, customers in both the United States and Canada may exhaust their capital budgets before year-end or reduce their activities during the winter holidays in late December, resulting in lower drilling and completion activity during the fourth quarter. As a result, while the impact was less pronounced at the end of 2024 compared to recent years, we typically experience reduced customer activity during the end of the year.

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

We generally try to purchase our components, raw materials and parts from multiple suppliers, so we are not dependent on any one supplier. We will generally utilize multiple machine shops for the manufacturing of our component parts so that we are not dependent on any one machine shop. In recent years, we have reduced our internal manufacturing capacity in an effort to reduce fixed costs and have relied more heavily on certain machine shops. Our suppliers are also active in multiple regions which allows us to better react to changes in foreign currency exchange rates and tariffs and duties. In addition, sourcing certain product categories from Repeat Precision’s manufacturing facility in Mexico has allowed us to reduce our costs. Due to the U.S. administration’s announced potential tariffs against Mexico, Canada, and China, and these countries’ retaliatory measures, we may experience negative impacts on our input costs. Steel prices, a key component in our fracturing systems and well construction products, could increase. Similarly, chemical prices, used in our tracer diagnostic business, could rise. Additionally, our supply chain faces tariff exposure as Repeat Precision manufactures its composite and dissolvable frac plugs and certain NCS fracturing system components in Mexico. Also, we assemble products in the United States and Canada, for which cross-border movement of components, raw materials, parts, and finished products between these jurisdictions may become subject to tariffs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Our major competitors for our completion products and services include Baker Hughes Company (“Baker Hughes”), Core Laboratories Inc., DMC Global Inc., Forum Energy Technologies, Inc., Halliburton Company, Innovex International, Inc., Nine Energy Service, Inc., NOV Inc., Oil States International, Inc., Packers Plus Energy Services Inc., SLB, Schoeller-Bleckmann Oilfield Equipment AG and Weatherford International plc as well as a number of smaller or regional competitors.

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

We believe that our operations are in substantial compliance with applicable environmental, health and safety laws and regulations. Further, we do not anticipate that compliance with existing environmental, health and safety laws and regulations will have a material effect on our consolidated financial statements. However, laws and regulations protecting the environment, health and safety generally have become more stringent in recent years and could continue to do so. It is possible that we could incur substantial costs for compliance with applicable environmental, health and safety laws and regulations in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.

While we do not anticipate that compliance with existing environmental, health and safety laws and regulations will have a material adverse effect on our operations, our customers are subject to a wide range of such laws and regulations, which could materially and adversely affect their businesses and indirectly, through reduced demand for our products and services, have a material adverse effect on our business, financial condition and results of operations, including with respect to the following:

●

Air Emissions. The Federal Clean Air Act (the “CAA”) in the United States and the Canadian Environmental Protection Act, 1999 (“CEPA”) in Canada and comparable state and provincial laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the Environmental Protection Agency (“EPA”) in the United States and Environment and Climate Change Canada (“ECCC”) in Canada have developed, and continue to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the CAA or CEPA and associated state and provincial laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations.

●

Water Discharges. The Federal Clean Water Act (the “CWA”) in the United States and the Fisheries Act in Canada and analogous state and provincial laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state or provincial waters or waters of the United States or Canada. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA in the United States or the Department of Fisheries and Oceans in Canada or an analogous state or provincial agency. Federal, state and provincial regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA or the Fisheries Act and analogous state or provincial laws and regulations.

●

Climate Change. Governmental and public concern over the threat of climate change arising from GHG emissions is resulting in regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has proposed regulations restricting emissions of GHGs under existing provisions of the CAA. In addition, the Inflation Reduction Act of 2022 became law in August 2022, and aims to reduce GHGs, including carbon dioxide, by 40 percent by 2030. The Inflation Reduction Act provides billions of dollars in financial incentives, in the form of grants and loans, designed to facilitate financing and deployment of renewable energy projects in the United States. While the scope and future implementation of any final rules regarding emissions requirements and financial incentives, remain uncertain, these rules could have an adverse effect on our customers and result in an indirect material adverse effect on our business.

In November 2005, the Canadian federal government added carbon dioxide to the List of Toxic Substances under CEPA allowing for the regulation of carbon dioxide emissions. In December 2018, Canada brought into force the Greenhouse Gas Pollution Pricing Act (the “GGPPA”) which has two parts. First, the GGPPA sets a national price on carbon dioxide emissions at Canadian dollar (“CAD”) $80 per tonne of carbon dioxide equivalent (“t/CO2e”) in 2024 that will increase by CAD 15 t/CO2e each year until it reaches CAD 170 t/C02e in 2030. Second, the GGPPA requires large emitters to reduce emissions through a cap-and-trade system. Each province was given the choice to either accept the federal requirement in full, create their own carbon pricing policies that meet the federal standard, or adopt a hybrid approach. Many of the provinces elected to create their own programs that are equivalent to the federal standards. In June 2022, the Canadian federal government also brought into force the Clean Fuel Regulations (the “CFR”) which sets emission limits on a variety of liquid fuels, including gasoline and diesel. In November 2024, the Canadian federal government released for public and stakeholder comment draft Oil and Gas Sector Greenhouse Gas Emissions Cap Regulations to cap 2030 oil and gas industry emissions at 35 percent below 2019 levels and implement a national emissions cap-and-trade system through regulations under CEPA. Also in December 2023, the Canadian federal government announced proposed regulatory amendments to reduce methane emissions in the upstream oil and gas sector by 75% below 2012 levels by 2030.

Various U.S. states or groups of states also have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, restricting methane emissions from E&P activities, reporting and tracking initiatives and renewable portfolio standards. At the international level, at the COP28 climate summit in December 2023, representatives from nearly 200 countries agreed to transition away from fossil fuels in energy systems so as to achieve net zero by 2050. Although it is not possible at this time to predict how any legal requirements imposed following these or subsequent international negotiations or otherwise that may be adopted or issued to address GHG emissions, would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce.

●

Non-Hazardous and Hazardous Wastes. The Resource Conservation and Recovery Act (“RCRA”) in the United States and CEPA in Canada and comparable state and provincial laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that our customers generate. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, generally are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws.

●

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

●

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

●

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

●	Toxic Substances. We use chemicals in our tracer diagnostics business that may be subject to government regulation in our target markets, such as the Toxic Substances Control Act (the “TSCA”) in the United States, which regulates the commercial registration, distribution, and use of many chemicals. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If not listed, then we must file a Pre-Manufacture Notice (“PMN”) with the EPA for review. We may not be able to expediently receive approval from the EPA to list such chemicals on the TSCA inventory, resulting in delays in our ability to manufacture such chemicals, or significant increases in testing requirements. Similar programs exist in most, if not all, of the countries in which we may seek to produce, import or use certain chemicals in our tracer diagnostics business, including, compliance with regulations imposed in Canada by the Environment and Climate Change Canada/Health Canada as well as in Norway, the United Kingdom and Australia. Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies regarding the use and approval of toxic substances may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or results of operations.

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

We supply equipment and services to customers in the oil and natural gas industry conducting hydraulic fracturing operations. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our products and services for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies in the United States and provincial energy regulators in Canada. Some states and provinces have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. States and provinces could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015 and Quebec in 2013. For example, California banned hydraulic fracturing on state-permitted lands in October 2024. Aside from state and provincial laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. Various studies also have been conducted or are currently underway by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. State, provincial and federal regulatory agencies have recently focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

The adoption of new laws or regulations at the state, provincial or local levels prohibiting, limiting or otherwise regulating the hydraulic fracturing process could make it more difficult, or even impossible, to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our products and services. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our products and services, have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2024, we had 252 employees of which all are full-time employees. As of such date, 133 of our employees were based in the United States, 108 were based in Canada and 11 were based outside of North America. Our international operations, with the exception of our Argentinean and certain North Sea operations, are currently serviced by employees operating out of the United States and Canada. In addition, as of December 31, 2024, our consolidated joint venture, Repeat Precision, had 200 employees, 29 of which are based in the United States and 171 of which are based in Mexico. We are not a party to any collective bargaining agreements in North America, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and the Oil and Natural Gas Industry

●	Our business depends on the levels of expenditures by companies in the oil and natural gas industry and particularly on the level of E&P activity in Canada, the United States and internationally.

●	The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

●	Competition within our industry may adversely affect our ability to market our services.

●	We may not be able to successfully implement our strategy of increasing sales of our products and services for use in the United States or select international markets.

●	The loss of any of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue and cash flow to decline substantially.

●

The products and services we provide are used in operations that are subject to potential hazards inherent in the oil and natural gas industry, including as a result of the use of explosive materials in our manufacturing processes and products, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

●	Losses and liabilities from our operations could have a material adverse effect on our business, financial condition and results of operations.

●	Policy changes affecting international trade, including the potential imposition of new or increased tariffs, could adversely impact our business.

●	We are exposed to counterparty credit risk.

●	The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities and integrating businesses, assets and personnel.

●	We may be adversely affected by the effects of inflation or negatively impacted by currency fluctuations as a significant amount of our revenue generated is denominated in CAD.

●	Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have an adverse effect on our business.

●	Our success may depend on the continued service and availability of key personnel, including attracting and retaining skilled and technically knowledgeable employees.

●	Our operations may be limited or disrupted during severe weather conditions.

●	We may hold excess or obsolete inventory or have insufficient inventory.

●	Our operations and our customers’ operations are subject to a variety of governmental laws and regulations.

Risks Related to Technology Advancement and Cybersecurity

●

We may be adversely affected by disputes regarding intellectual property rights of third parties and our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property.

●	Our success depends on our ability to develop and implement new technologies, products and services that align with the needs of our customers.

●

Advancements in drilling and well completion technologies and processes, including emerging AI and machine learning technologies, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

●	A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

Risks Related to Environmental and Regulatory Matters

●	Restrictions on the ability of our customers to obtain water may have a material adverse effect on our business.

●

The adoption of climate change legislation or regulations restricting emissions of GHGs, and associated litigation, could result in increased compliance or operating costs, limit the areas in which our customers may conduct E&P activities, and reduce demand for oil and natural gas.

●	Federal, state and provincial legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays on our customers.

●

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect the ability of our customers to conduct drilling activities in some of the areas where we operate.

●	We may not be able to meet applicable regulatory requirements for use of certain chemicals by our tracer diagnostics business.

Risks Related to Our Indebtedness and Ownership of Our Common Stock

●

We and our subsidiaries may be able to incur substantial indebtedness, which could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

●	Restrictive covenants in the agreement governing our ABL Facility or other indebtedness may restrict our ability to pursue our business strategies.

●	We are controlled by the funds controlled by Advent International Corporation (“Advent”), whose interests may differ from those of our public stockholders.

●	Future sales of our common stock, or the perception in the public markets that these sales may occur, could cause the market price for our common stock to decline.

●

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

Demand for our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and natural gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. In addition, more stable or higher commodity prices do not necessarily translate to a higher level of expenditures by companies in the oil and natural gas industry. For example, in recent years, certain investors in E&P companies have been prioritizing free cash flow and return of capital to shareholders over production growth, leading to lower expenditures. E&P companies require significant capital to drill and complete wells and it is becoming increasingly difficult for them to access capital. These trends may continue, even if commodity prices increase.

Many factors over which we have no control affect the supply of, demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence the volumes we can sell and the prices we can charge for our products and services, including:

●	the global supply of and demand for oil and natural gas;

●	the level of prices, and expectations about future prices, of oil and natural gas, including speculative trading in crude oil and natural gas derivative contracts;

●	the level of global oil and natural gas E&P capital spending;

●

the cost of exploring for, developing, producing and delivering oil and natural gas, which may increase as a result of inflation in wages, materials, components, parts, equipment and other costs borne by suppliers to E&P companies;

●	the expected decline rates of current production;

●	the price and quantity of foreign imports;

●	political and economic conditions in oil and natural gas producing countries and regions, including the United States, Canada, the Middle East, Africa, Europe, South America and Russia;

●	actions by OPEC and certain other countries, including Russia (informally known as “OPEC+”), with respect to oil production levels and announcements of potential changes in such levels;

●	the level of consumer product demand;

●	the discovery rates of new oil and natural gas reserves;

●	contractions in the credit market;

●	the strength or weakness of the United States dollar (“USD”);

●	available pipeline and other transportation capacity;

●	the levels of oil and natural gas storage;

●	weather conditions, natural disasters, including earthquakes, wildfires, floods, drought, hurricanes and tornadoes, and health concerns and epidemics;

●	political instability in oil and natural gas producing countries;

●	changes in international trade policies, tariffs, or sanctions;

●	domestic and foreign tax policy;

●	domestic and foreign governmental approvals and regulatory requirements and conditions;

●	the continued threat of terrorism, cyber warfare, and the impact of geopolitical tensions and other action, including military action in the Middle East or Ukraine;

●	technological advances affecting energy demand, generation, consumption, and operations, including the adoption of AI and machine learning techniques;

●	the proximity and capacity of oil and natural gas pipelines and other transportation facilities;

●	alternative energy requirements or technological advances and the demand and availability of alternative energy sources;

●

energy conservation measures and evolving preferences and attitudes towards climate change and sustainability, including increased focus by the investment community on sustainability practices in the oil and natural gas industry;

●	climate change legislation or regulations restricting emissions of GHGs and related divestment and other efforts;

●	the ability of oil and natural gas producers to raise equity capital and debt financing;

●	interest rates and the cost of capital for E&P companies;

●	merger and divestiture activity among oil and natural gas producers;

●	cyclical/seasonal business and dependence upon spending of our customers;

●	competition among oilfield service and equipment providers; and

●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it difficult to predict future oil and natural gas price movements. A decline in oil and natural gas prices may have a material adverse effect on our business, financial condition and results of operations. In addition, regardless of the macro commodity price environment, our current or prospective customers may experience certain constraints that disproportionately impact their business and affect their level of operating expenditures. Also, should a low commodity price environment curtail our customers’ level of operating expenditures, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of impairment charges, a reduction in our borrowing capacity under our ABL Facility, a need to reduce our capital spending and other similar impacts, any of which could have a material adverse effect on our business, financial condition and results of operations.

The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

We derive our revenues from companies engaged in oil and natural gas exploration and production, a historically cyclical industry with levels of activity that are significantly affected by the volatility of oil and natural gas prices. Our operating results have fluctuated, and may continue to fluctuate substantially, due to our customers' reactions to changes in oil and natural gas prices and overall market conditions. For example, prolonged periods of low commodity prices, such as those experienced during 2015, 2016 and 2020, combined with constraints in the capital and credit markets, have historically caused many E&P companies to reduce their capital budgets and drilling activities. This resulted in a significant decline in demand for oilfield services and products and adversely impacted the volume of products and services oilfield services companies could sell, and the prices oilfield services companies could charge for their products and services. Furthermore, because we primarily sell our products and services at market prices, we are directly exposed to rapid price reduction and market volatility, which can materially impact our revenues and profitability.

Competition within our industry may adversely affect our ability to market our services.

The oilfield services industry is characterized by intense competition and rapid technological change. Our ability to maintain and grow our market position depends on several critical competitive factors, including technological capabilities, service quality, safety performance, and pricing. We face competition from both large multinational corporations and smaller local providers across our markets.

Our larger competitors possess substantially greater financial resources, more extensive research and development budgets, broader intellectual property portfolios, and more established name recognition and customer relationships than we do. These advantages may allow them to:

●	invest more heavily in new technology development and digital solutions, including AI and machine learning capabilities;

●	offer integrated service packages and volume discounts or below-market prices;

●	invest in capital intensive expenditures and maintain larger equipment inventories and geographic footprints; and

●	better withstand industry downturns through greater financial flexibility.

Additionally, we compete with numerous smaller regional and local companies that may have stronger relationships in particular geographic areas or specialized technical capabilities in certain applications. This combination of both large and small competitors creates intense pressure on pricing, particularly in an environment increasingly driven by competitive bidding. The competitive landscape may be further intensified by industry consolidation, which can reduce our addressable market and strengthen larger competitors.

In Canada, where we have an established presence, particularly in fracturing systems, we face ongoing competitive pressures. Local competitors have tried to compete on price, particularly in shallow, less technically demanding applications. Although our current technological and operational expertise provides competitive differentiation in more complex applications, if competitors successfully develop comparable capabilities, we could lose market share or face increased pricing pressure. This risk is particularly relevant in price-sensitive markets where customers may prioritize immediate cost savings over technological advantages that may take longer to realize. The enhancement of competitors' technological capabilities, combined with potentially lower cost structures, could materially impact our competitive position in the Canadian market, where we have historically served many customers.

Our future success also depends on our ability to respond quickly to evolving customer requirements, new technologies, and changing market conditions. If we cannot maintain technological competitiveness, improve operational efficiency, or successfully differentiate our service quality from competitors, we risk losing market share. This is particularly challenging during industry downturns when pricing pressure intensifies and equipment capacity exceeds demand. Any significant loss of market share or inability to maintain pricing could materially impact our revenue, margins, and cash flows.

We may not be able to successfully implement our strategy of increasing sales of our products and services for use in the United States or select international markets.

A key component of our growth strategy is to increase our market share in the United States and international markets. In Canada, we have several product and service offerings where we have established a higher market share through a long-standing operating history. In the United States and international markets, we have been selling our products and services for a shorter period of time and thus must convince potential customers of the value of the emerging technology compared to traditional methods or, in the case of more mature technology offerings, our differentiated benefits.

In the United States, we sell a variety of products and services. To sell the fracturing systems products and services we must convince customers of the benefits of pinpoint stimulation as compared to traditional well completion techniques, which remain the prevailing methods to complete wells in the United States. In many circumstances, it has been and may continue to be difficult convincing potential customers of the benefits of our technologies relative to traditional well completion techniques, whether it be for more specific targeted uses or widespread adoption. For the other product and service categories that we sell in the United States, we often compete in markets with many other competitors where we have more limited technology differentiation which makes it more difficult to increase market share.

In international markets, we sell a variety of products and services and we often compete with large national and multi-national companies that have substantially longer operating histories in the geographic markets. International customers may be less likely to utilize smaller oilfield service providers as they prefer to leverage fewer providers with a proven track record in their market. In addition, our international operations and global expansion strategy are subject to general risks related to such operations, including:

●	political, social and economic instability and disruptions;

●	export controls, economic sanctions, embargoes, import controls, duties and tariffs, and other trade restrictions;

●	limitations on ownership and on repatriation or dividend of earnings;

●	transportation delays and interruptions;

●	labor unrest and current and changing regulatory environments;

●	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

●	difficulties in staffing and managing multi-national operations;

●	limitations on our ability to enforce legal rights and remedies; and

●	fluctuations in foreign currency exchange rates.

In certain international jurisdictions, we conduct business through local agents. While these arrangements help us navigate local markets, our success depends on these partners' relationships, expertise and compliance with local laws and regulations. The loss of key partners or their failure to effectively manage customer relationships or local laws or regulations could adversely affect our ability to compete in these markets and our business.

International customers more often require compliance with stringent industrial code requirements, such as API and ISO or similar certifications for our processes and facilities. If we fail to meet these technical specifications and certification requirements, or cannot perform required testing to prove compliance, we may lose opportunities to compete for high-specification projects, particularly in markets where we are trying to expand our presence.

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

A single customer accounted for approximately 8% and 7% of our revenue for the years ended December 31, 2024 and 2023, respectively. Additionally, our five largest customers accounted for approximately 26% and 28% of our revenue for the years ended December 31, 2024 and 2023, respectively. It is likely that we will continue to derive a significant portion of our revenue from these customers in the near future. There has been an increase in consolidation amongst E&P companies and, as a result, we have experienced a reduction in spending with certain large customers and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we have been providing. If any large customers decided not to continue to use our products and services for any reason, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by these customers, including their failure to pay the amounts they owe us, either as a result of changes in general financial and economic conditions, conditions in the oil and natural gas industry or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

The products and services we provide are used in operations that are subject to potential hazards inherent in the oil and natural gas industry, including claims for personal injury and property damage, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

The products and services we provide are used in potentially hazardous drilling, completion and production applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. We operate with many of our customers under contracts where we endeavor to allocate potential liabilities and risks between the parties, which may result in material liability to us. In addition, despite our intention to generally allocate risk under contracts, we might not have any contract arrangement which allocates responsibility or may operate under more onerous terms and conditions proposed by the customer. If we are operating under a contract, we may not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into a contract with terms that are unfavorable to us. As a result, we may incur substantial losses which could have a material adverse effect on our business, financial condition and results of operations. For instance, in the past, we have been subject to claims for product and service issues alleged by other parties that resulted in significant judgments and settlements that were borne, in all material respects, by our insurance carrier. In addition, the frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues.

Losses and liabilities from our operations could have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies may not be adequate to cover all liabilities. Our operations are subject to significant hazards often found in the oil and natural gas industry. Claims for loss of oil and natural gas production and damage to formations occur in the ordinary course of business in the well services industry. Litigation arising from an incident up to a catastrophic occurrence at a location where our products and services are being used may result in our being named as a defendant in lawsuits asserting large claims. Our contracts may require us to indemnify our customers for damage or loss arising out of our sale of goods or performance of our work, regardless of fault, and provide for warranties for products and workmanship and we may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage to protect us from these and other risks associated with our business. Any insurance obtained by us may not be adequate to cover any losses or liabilities and, particularly, if we must submit larger claims to our insurance providers, insurance coverage may not continue to be available at all or on terms which are acceptable to us. In the past, we have had a judgment rendered against us that could have resulted in a requirement to pay above our insurance policy limits. Even though this matter was settled below our insurance policy limits whereby we did not pay any cash toward settlement, there can be no assurance that any future matter would have similar results. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend. Furthermore, the operational insurance coverage we maintain for our business may not fully insure us against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. For example, our insurance does not typically cover losses and liabilities related to intellectual property or general breach of contract claims or pandemics. Also, our customers, suppliers or other service providers may not carry adequate insurance to cover any losses or liabilities where we may be indemnified by such party, or environmental regulations may limit our ability to allocate cost due to joint and several liability provisions, despite indemnification clauses. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business, financial condition and results of operations.

Policy changes affecting international trade, including the potential imposition of new or increased tariffs, could adversely impact the demand for our products and our competitive position.

Changes in trade policies, including the potential imposition of new or increased tariffs, could negatively impact our business, financial condition and results of operations. The possibility of significant changes to U.S. trade policies, particularly regarding the announced potential tariffs against imports from China, Canada, Mexico and other trading partners, creates uncertainty for our business. We procure some of the raw materials and components that we use to create our products directly or indirectly from outside of the United States. Any substantial increase in tariffs could materially increase our costs, disrupt our supply chain, or require us to find alternative suppliers. This is particularly relevant for our manufacturing activities in Mexico through Repeat Precision, certain chemicals utilized in our tracer diagnostics business that we source from China, and steel and steel-based components used in our products. Steel prices and availability are especially susceptible to trade actions involving China, a significant global producer and exporter of steel.

Additionally, retaliatory actions by U.S. trading partners could result in increases in the price of our products or limit our access to certain markets, including Canada. For example, as a majority of our sliding sleeves sold in Canada are assembled in the United States, retaliatory tariffs implemented by Canada on goods entering from the United States could increase our product costs in Canada. Since we sell a significant proportion of our products to customers outside the United States, trade tensions could reduce demand for our products, hurt our global competitive position, or result in regulatory challenges that increase our compliance costs. As we sell many products and services in Canada, the implementation of U.S. tariffs could reduce our customers' activity or impact the foreign exchange rates, each of which could have a negative impact on our business. These factors could have a material adverse effect on our business, financial condition and results of operations.

Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages, which occurrences could have a material adverse effect on our business, financial condition and results of operations.

We use explosive materials in our manufacturing processes and products. The use of explosives is an inherently dangerous activity. These activities subject us to extensive environmental and health and safety laws and regulations including guidelines and regulations for the purchase, manufacture, handling, transport, import, storage and use of explosives issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Federal Motor Carrier Safety regulations set forth by the U.S. Department of Transportation and the Safety Library Publications of the Institute of Makers of Explosives and in Canada under the Explosive Act and the Transportation of Dangerous Goods Regulations. Despite our use of specialized facilities to store and handle dangerous materials and our employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such an explosion could result in death or significant injuries to employees and other persons, or, in the event of a fire, an explosion could cause material property damage for our customers, third parties or us. Any explosion or related environmental law violation could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our licenses to store and handle explosives, which would have a material adverse effect on our business, financial condition and results of operations.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.

Weak economic conditions, volatility in the banking sector and/or widespread financial distress could reduce the liquidity of our customers, suppliers or vendors making it more difficult for them to meet their obligations to us. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us or to enforce the performance of obligations owed to us under contractual arrangements and/or limit our ability to enter into future contractual arrangements with such customers, suppliers or vendors. Should one or more of our customers enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our contracts with such customer at significant expense to us.

The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities and integrating businesses, assets and personnel.

We evaluate and pursue acquisitions on a regular basis in order to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We may not be able to identify any potential acquisition or strategic partnership candidates, consummate any acquisitions or enter into any strategic partnerships, and any future acquisitions or strategic partnerships may not be successfully integrated or may not be advantageous to us. In addition, we may not have or be able to obtain sufficient capital resources to complete any acquisitions. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Customer dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from our acquisitions or any of the strategic partnerships we form. In addition, business acquisitions and strategic partnerships involve a number of risks that could affect our business, financial condition and results of operations, including but not limited to:

●	our ability to integrate or implement operational, accounting and technology policies, processes and systems;

●	our ability to integrate personnel and human resources systems as well as the cultures of each of the acquired businesses;

●	our ability to implement our business plan for the acquired business;

●	transition of operations, users and customers to our existing platforms or the integration of data, systems and technology platforms with ours;

●	compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;

●	diversion of management’s attention and other resources;

●	our ability to retain or replace key personnel;

●	our ability to maintain relationships with the customers of the acquired business or a strategic partner and further develop the acquired business or the business of our strategic partner;

●	our ability to cross-sell our products and services and products and services of the acquired businesses or strategic partners to our respective customers;

●	entry into unfamiliar markets;

●	assumption of unanticipated legal or financial liabilities and/or negative publicity related to prior acts by the acquired entity;

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or third parties;

●	misuse of intellectual property by our strategic partners;

●	disagreements with strategic partners or a misalignment of incentives within any strategic partnership;

●	becoming subject to increased regulation as a result of an acquisition;

●	becoming significantly leveraged as a result of incurring debt to finance an acquisition;

●	unanticipated operating, accounting or management difficulties in connection with the acquired entities; and

●	impairment of acquired intangible assets, including goodwill, and dilution to our earnings per share.

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

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source, or a limited number of suppliers, and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, military activity, catastrophic weather events, the occurrence of a pandemic or other widespread illness, contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, have from time to time, and could in the future disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations.

Disruptions in operations or damages to a location where we or our vendors manufacture and assemble our products could reduce our ability to produce products and satisfy customer demand. We have offices and manufacturing operations in Houston, Texas and Tulsa, Oklahoma, and these offices and facilities are particularly susceptible to severe weather events, including tropical storms, hurricanes, and tornados, which have in the past and may in the future disrupt our operations. In addition, our Repeat Precision joint venture operates a manufacturing facility in Mexico. There are several risks associated with doing business in Mexico, including, exposure to local economic and political conditions, export and import restrictions, tariffs and related duty-free rules, and the potential for shortages of labor.

Changes in trade relationships, tariffs, or cross-border restrictions affecting our suppliers, including in Mexico or China, could increase our costs or disrupt our ability to obtain necessary materials and components. The realization of any of these risks could disrupt or increase the costs in our supply chain and adversely affect our business and results of operations.

Our success may depend on the continued service and availability of key personnel, including attracting and retaining skilled and technically knowledgeable employees.

Our success and future growth are dependent upon the ability of our executive officers, senior managers and other key personnel to operate and manage our business and execute on our growth strategies successfully. We are also dependent on attracting and retaining highly skilled professionals and other technical personnel, including engineers, chemists and technicians, that could adversely affect our ability to compete in the oilfield services industry, particularly during periods of increased demand for oil and natural gas. We may be unable to continue to attract and retain our executive officers, senior managers or other key personnel, including highly skilled professionals and other technical personnel. We may incur increased expenses in connection with the hiring, promotion, retention or replacement of any of these individuals. These labor costs include the cost of providing employee benefits in the United States, Canada and certain foreign jurisdictions, including severance benefits. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct a portion of our operations through the Repeat Precision joint venture and may also enter into other joint venture arrangements in the future. Our joint venture arrangements may involve risks not otherwise present when operating assets directly. For example, we may:

●	share approval rights over certain major decisions and may not be able to fully control decisions, including cash distributions to us from the joint venture;

●	devote significant management time to the requirements of, and matters relating to, the joint ventures;

●	engage in disputes that may result in delays, litigation or operational impasses;

●	incur liabilities as a result of an action taken by our joint venture partner, including leaving us liable for the other joint venture partners’ shares of joint venture liabilities;

●	not receive credit for additional borrowing capacity under the borrowing base of our ABL Facility, as in the case with the Repeat Precision joint venture;

●	breach a covenant or restriction in the promissory note entered into by Repeat Precision (the “Repeat Precision Promissory Note”);

●	have different systems or controls at the joint venture, which may subject us to additional risks and vulnerabilities; and

●	not carry adequate insurance policies that fully cover loss or damage incurred by both us and our joint venture partners in certain circumstances.

The risks described above or the failure to continue our joint venture could adversely affect our ability to transact the business of the joint venture and limit our ability to receive cash distributions from the joint venture, which would in turn adversely affect our business, financial position and results of operations.

A significant portion of our revenue is generated in Canada and denominated in CAD and could be negatively impacted by currency fluctuations.

Approximately 63% of our revenue for the year ended December 31, 2024 was generated in Canada, which exposes us to currency fluctuations. Changes in currency exchange rates, particularly with respect to CAD, could have a material adverse effect on our results of operations or financial position. Our trade accounts receivable balance denominated in Canadian dollars was $26.4 million as of December 31, 2024. A 10% movement in exchange rates for CAD relative to USD would increase or decrease the resulting trade accounts receivable balance by $1.8 million in USD. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur significant and unanticipated transaction gains and losses.

Our operations may be limited or disrupted in certain parts of the continental United States, Canada and the North Sea during severe weather conditions, particularly, including severe winters or wildfires, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations may be limited or disrupted by severe weather conditions, particularly in certain parts of the continental United States, Canada and the North Sea. We serve these markets through our facilities and service centers located in Texas, Oklahoma, and Alberta and Saskatchewan, Canada, and Western Norway. A substantial portion of our revenue is generated from our operations in geographies where weather conditions may be severe, particularly during winter and spring months. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions such as more intense droughts, hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as wildfires and rising sea levels and increased volatility in seasonal temperatures. Weather conditions can interfere with our or our customers' operations and increase our costs, and damage resulting from extreme weather may not be fully insured. Repercussions of severe weather conditions may include:

●	curtailment of drilling and completion activity;

●	weather-related damage to equipment resulting in suspension of operations or the shut-in of existing production;

●	weather-related damage to our facilities;

●	inability to deliver equipment and materials to jobsites in accordance with contract schedules; and

●	loss of productivity, or exposure of our employees to harm.

Many municipalities in Canada impose bans or other restrictions on the use of roads and highways, which include weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by the spring thaw. This can limit our access to these jobsites and our ability to service wells in these areas. In addition, wildfires in Canada, which are more common in spring and summer seasons, can result in selected shut-ins of oil and natural gas production. For example, during the second quarter of 2023, access to well sites in Canada were particularly impacted by wildfires, which negatively impacted certain of our customers’ cash flows, and their drilling and completion activity in the second half of 2023. Harsh winter conditions in the North Sea can result in strong winds and high waves, which can limit our ability to service offshore platforms. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs in those regions. Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services.

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

We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Additionally, tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability and cash flows may be adversely affected. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our financial results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

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

We conduct business globally, and our business activities and services are subject to import and export control laws and regulations, as well as economic sanctions and other international trade laws of the United States and other countries. We must comply with U.S. export and import controls, economic sanctions, tariffs, embargoes and other international trade laws, including the U.S. Commerce Department’s Export Administration Regulations and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of State. Although we have instituted policies and procedures designed to promote compliance with such laws and regulations, violations of import or export control laws and regulations or economic sanctions, embargoes or other international trade laws could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations or licenses needed to conduct aspects of our business, default under debt, reputational harm and other adverse consequences. Moreover, if any of our counterparties or jurisdictions where we do business becomes the target of economic sanctions, we may face an array of issues, including, but not limited to, having to abandon the related project, being unable to recoup prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time consuming and expensive to respond to, and which could lead to criminal or civil fines or penalties. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime.

Impairment of the carrying value of long-lived assets including goodwill could negatively affect our operating results.

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

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. Under accounting principles generally accepted in the United States (“GAAP”), if we identify a potential triggering event, we assess whether it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount. If it is deemed that the fair value likely does not exceed the carrying value, we are required to perform a quantitative impairment test to determine the amount of any impairment loss to record. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. See “Note 2. Summary of Significant Accounting Policies” and “Note 8. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information.

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

Our business and our customers’ businesses may be significantly affected by:

●	federal, state and local and non-U.S. laws and other regulations relating to import tariffs, oilfield operations, employment, labor, worker safety and protection of the environment;

●	changes in these laws and regulations; and

●	the level of enforcement of these laws and regulations.

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

Additionally, non-compliance with employment and labor laws could result in investigations, litigation, penalties, and reputational harm. We could face significant costs defending claims regarding discrimination, harassment, wage and hour requirements, employee classification, or other employment matters.

We depend on the demand for our products and services from the oil and natural gas industry which is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries may adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases or require indigenous companies to perform oilfield services currently supplied by other service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

We have in the past, are presently, and may in the future, become involved in legal proceedings to protect and enforce our intellectual property rights. In addition, third parties may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Likewise, if we do not prevail in the lawsuits initiated by us, it could impact the strength or validity of the patents in question and decrease our competitive advantage in the market that was protected by the patent. For example, as described in “Note 11. Commitments and Contingencies,  Canada Patent Matters,” a judge of the Federal Court of Canada (“Canada Court”) rendered a decision against us holding that our asserted patents were invalid and that we infringed upon a patent of a third party. The Canada Court granted an injunction prohibiting us from any further infringement of the asserted patent. If we are not successful in appealing the infringement determination in this or a similar decision, we could face substantial damages in a subsequent trial that could materially impact our financial condition and liquidity. The court may award significant monetary damages, including the disgorgement of all profits derived from the sale of the product, if it disagrees with our position regarding the proper measure of damages attributable to the invention. Also, in July 2024, Kobold filed a motion with the Canada Court regarding whether the injunction allowed us to modify our product or, as Kobold contends, we needed to destroy or deliver the product to Kobold. If the Canada Court agrees with Kobold, it may impose a fine or other remedy against the Company. Any legal proceeding concerning intellectual property is not currently covered by insurance and could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of the outcome.

Our success depends on our ability to develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition.

Our success depends on the ongoing development and implementation of new product designs and improvements, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are unable to continue to develop and produce competitive technology or deliver it to our customers in a timely and cost-competitive manner in the various markets we serve, it could have a material adverse effect on our business, financial condition and results of operations. Also, if we are not able to obtain patent or other intellectual property protection of our technology, we may not be able to recoup development costs or fully exploit systems, services and technologies in a manner that allows us to meet evolving industry requirements at prices acceptable to our customers. In addition, some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and development of new systems, services and technologies than we are able to do.

Investments in new technologies involve uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. In addition, it may take long periods of time to develop new technologies, and we may not accurately predict the future needs of our customers or the competitive landscape. We may not achieve significant revenues from new product and service investments for a number of years, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently hold multiple U.S., Canadian and international patents and have multiple pending patent applications for products and processes. Patent rights are limited and it may be possible for a third-party to design around our patents. Furthermore, patent rights have strict territorial limits and we may not be able to enforce our patents against infringement occurring in “non-covered” territories. In addition, our patents may be challenged and found to be invalid or unenforceable through litigation. For example, in recent patent litigation in Canada, certain of our patents were found to be invalid, and while certain aspects of the invalidity decision are under appeal, there can be no assurance that we will prevail or that our other patents would survive similar challenges. Such outcomes could significantly impair our competitive position in the markets those patents were intended to protect. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

Additionally, we generate meaningful income from license agreements related to our intellectual property. This income stream is subject to several risks that could materially reduce or eliminate these payments. Our licensees may fail to pay required fees, dispute their payment obligations, or experience financial difficulties that prevent them from making payments. If our patents are challenged and found to be invalid in legal proceedings, or if courts interpret our patents more narrowly than we do, licensees may cease paying fees or demand renegotiation of existing agreements. Furthermore, as our patents approach their expiration dates, this income stream will naturally decline and eventually cease for the expired patents.

In many international jurisdictions, our intellectual property rights may not receive the same level of protection as in the United States and Canada. We may encounter difficulties obtaining and enforcing patent protection, face requirements to license technology to local partners, and experience challenges preventing unauthorized use of our technology. These challenges are particularly significant in countries with developing legal systems, where enforcement mechanisms may be limited and intellectual property protection less established.

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

We are heavily dependent on our information systems and computer-based programs, including our engineering information and accounting data. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, whether due to cyberattack or otherwise, unfavorable consequences could result including loss of our communication links or the inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business, financial condition and results of operations.

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

We are consistently subject to attempts to compromise our information technology systems. It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While we utilize various procedures and controls to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, are sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties upon whom we rely face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber incident or attack could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents. Also, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks. We also face cybersecurity risks from our suppliers, particularly tier 1 and key suppliers, as our operations and business continuity depend on the security of their systems. A cyber incident at a critical supplier could disrupt our supply chain, production, or operations, and ultimately impact our financial performance. For additional information on our cybersecurity and information technology systems, see Item 1C. “Cybersecurity” below.

Emerging AI and machine learning technologies could disrupt our business model and competitive position.

The oil and gas industry is increasingly adopting AI and machine learning technologies to optimize operations, improve efficiency, and reduce costs. While we selectively invest in these technologies, we face the challenge of competing with larger oilfield services companies that can dedicate substantially greater financial and technical resources to developing AI capabilities. Our ability to remain competitive depends on effectively prioritizing our technology investments and managing associated risks. If we cannot develop targeted strategies to incorporate these technologies in a cost-effective manner while managing implementation risks, or if our competitors deploy these technologies more comprehensively, our competitive position and financial results could be materially adversely affected.

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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has led to regulatory actions to address climate change in the United States and abroad. As a result, our customers are or may become subject to statutes or regulations aiming to reduce emissions of GHGs. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has proposed regulations restricting emissions of GHGs under existing provisions of the CAA. In addition, the Inflation Reduction Act of 2022 became law in August 2022, and aims to reduce GHGs, including carbon dioxide, by 40 percent by 2030. The Inflation Reduction Act provides billions of dollars in financial incentives, in the form of grants and loans, designed to facilitate financing and deployment of renewable energy projects in the United States.

In November 2005, the Canadian federal government began to regulate carbon dioxide emissions by adding carbon dioxide to the List of Toxic Substances under CEPA. Today, many GHG emissions sources are subject to a carbon tax of CAD 80/CO2e, which will rise to CAD 170/CO2e in 2030 or to a provincial system which is equivalent to the federal tax. In June 2022, the Canadian federal government also brought into force the CFR which sets GHG emissions limits on a variety of liquid fuels, including gasoline and diesel. In November 2024, the federal government released for public and stakeholder consultation draft Oil and Gas Sector Greenhouse Gas Emission Cap Regulations that propose capping oil and gas emissions in 2030 at 35 percent below 2019 levels. At the same time the Canadian federal government proposed amendments to reduce methane emissions in the upstream oil and gas sector by 75% below 2012 levels by 2030. While the scope and future implementation of any final rules and regulations regarding such proposed NSPS in the United States or the federal emissions cap regulations in Canada, emissions requirements and financial incentives, remain uncertain, these rules and regulations could have an adverse effect on our customers and result in an indirect material adverse effect on our business.

Various U.S. states or groups of states also have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, restricting methane emissions from E&P activities, reporting and tracking initiatives and renewable portfolio standards. At the international level, at the COP28 climate summit in December 2023, nearly 200 countries agreed to transition away from fossil fuels in energy systems so as to achieve net zero by 2050. Although it is not possible at this time to predict how any legal requirements imposed following these or subsequent international negotiations or otherwise that may be adopted or issued to address GHG emissions would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce.

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

Various state, provincial, and local-level initiatives in regions with substantial shale resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. For instance, the State of New York elected in 2015 to prohibit high volume hydraulic fracturing altogether and California banned hydraulic fracturing on state-permitted lands in October 2024. Any increased regulation of hydraulic fracturing could reduce our customers’ demand for our products and services and have a material adverse effect on our business, financial condition and results of operations.

At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state, provincial or local laws governing hydraulic fracturing.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect the ability of our customers to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife and their habitat, which may limit the ability of our customers to operate in protected areas. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Additionally, the designation of previously unprotected species as threatened or endangered in areas where we operate could result in increased costs arising from species protection measures. Restrictions on the oil and natural gas operations of our customers to protect wildlife and their habitat could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to meet applicable regulatory requirements for our use of certain chemicals by our tracer diagnostics business, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements may be time-consuming and costly.

The chemicals that we use in our tracer diagnostics business may be subject to government regulation in our target markets. In the United States, the EPA administers the TSCA which regulates the commercial registration, distribution, and use of many chemicals, including many of the chemicals we use in our tracer diagnostics business. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then we must file a PMN with the EPA for review. Certain categories of chemical substances may be exempt from a full PMN review, including chemical substances that qualify for a Low Volume Exemption (“LVE”). We have filed PMNs for certain chemicals, and have sought for and obtained LVEs for other chemicals that we use in our tracer diagnostics business, and we will file additional PMNs or seek additional LVEs in the future. We may not be able to expediently receive approval from the EPA to list such chemicals on the TSCA inventory, resulting in delays in our ability to manufacture such chemicals, or significant increases in testing requirements.

In addition, once we have the EPA approval authorizing us to manufacture PMN substances for our tracer diagnostics business, we remain subject to regulatory requirements, including, as applicable, volume limitations that may impede us from producing sufficient quantities of such chemicals. Noncompliance with the EPA approval could result in civil or criminal penalties and delays, or require us to cease operations that are authorized under the approval. Similar programs exist in most, if not all, of the countries in which we may seek to produce, import or use certain chemicals in our tracer diagnostics business, including compliance with regulations imposed in Canada by the Environment and Climate Change Canada/Health Canada as well as in Norway, the United Kingdom and Australia. These programs may increase the risk of noncompliance as well as result in additional testing that increases cost and may limit the number of tracers that are available to use in those markets. In addition, federal and state agencies may change the requirements or increase their scrutiny as it relates to any of the chemicals we use. For instance, some of the chemicals we use are classified as per-and polyfluoroalkyl substances (“PFAS”), which are becoming subject to greater regulation by certain agencies, including the EPA. We cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If we do not meet applicable regulatory requirements in a particular country for some chemicals, then we may not be able to commercialize those chemicals or tracers in such country, and our business could be adversely affected. In addition, with respect to PFAS, in October 2023, the EPA published a final rule under TSCA to require all manufacturers (including importers) of PFAS and PFAS-containing articles in any year since 2011 to report information to the EPA on PFAS uses, production volumes, disposal, exposures, and hazards. Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or results of operations.

Risks Relating to Our Indebtedness

We and our subsidiaries may be able to incur substantial indebtedness or other cash obligations, which could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

As of December 31, 2024, our total outstanding indebtedness was $8.1 million, of which no amounts were outstanding under our ABL Facility or the Repeat Precision Promissory Note. Under our ABL Facility, which is secured by substantially all our assets, we may borrow up to the lesser of a borrowing base or $35.0 million, with sub limits for loans in Canadian dollars, letters of credit and swingline loans. The borrowing base is determined based on 85% of eligible accounts receivables, 85% of the net orderly liquidation value of eligible inventory, and 100% of cash in a specified pledged account, subject to change in the administrative agent’s permitted discretion, and does not include assets of Repeat Precision. Our ABL Facility is subject to interest rate fallback provisions applicable in the event that the secured overnight financing rate (“SOFR”) or other interest rate benchmarks provided thereunder become unavailable or unrepresentative of lenders’ cost of funds. There can be no assurance that our ABL Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers will not constrain our liquidity by reducing the size of our borrowing base.

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

In addition, the Repeat Precision Promissory Note has total aggregate borrowing capacity of $2.5 million, lowered from an aggregate borrowing capacity of $4.3 million upon renewal in May 2024, which may be used to fund its business strategies. When Repeat Precision increases the outstanding borrowings under the Repeat Precision Promissory Note, it may not be able to meet the ongoing interest obligations or repay the principal balance when due and the note may not be renewed on the current schedule, which could prevent Repeat Precision from pursuing its business strategies, paying us cash distributions or obtaining additional financing.

Our outstanding indebtedness, and any additional indebtedness we incur, may have important consequences for us, including, without limitation, that: we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness; our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures; our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited; our indebtedness may expose us to the risk of increased interest rates because our borrowings are at variable rates of interest; our indebtedness may prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business; and our flexibility in planning for, or reacting to, changes in our business and our industry may be limited by covenants in our indebtedness documents. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we issue equivalent stock units, or cash-settled, liability-classified restricted stock units (“ESUs”) that are settled in cash at the closing price of our common stock on the day of vesting, which may require us to pay a substantial amount and could impact our liquidity. If we and our subsidiaries incur substantial additional indebtedness or other cash obligations, the related risks to our financial condition could increase.

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

Our ABL Facility requires, as a condition to borrowing, that our available cash on hand after borrowings does not exceed $10.0 million. The ABL Facility also contains a financial covenant requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the applicable 12-month period whenever liquidity under our ABL Facility is less than 20% of revolving commitments. Our ability to satisfy the fixed charge coverage ratio can be affected by events beyond our control and we cannot assure you that we will be able to satisfy these covenants. Our inability to satisfy the fixed charge coverage ratio could render us unable to borrow under the ABL Facility at the time when liquidity is most needed.

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

Securities markets worldwide have experienced in the past, and are likely to experience in the future, significant price and volume fluctuations. Specifically, the oilfield services sector has recently experienced significant market volatility. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock may be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include:

●	market conditions in the broader stock market;

●	actual or anticipated variations in our quarterly financial and operating results;

●	developments in the oil and natural gas industry in general or in the oil and natural gas services market in particular;

●	variations in operating results of similar companies;

●	introduction of new services by us, our competitors or our customers;

●	issuance of new, negative or changed securities analysts’ reports, recommendations or estimates;

●	a decline in the number of securities analysts covering our company;

●	investor perceptions of us and the industries in which we or our customers operate, including perceptions of our ESG attributes;

●	sales, or anticipated sales, of our stock, including sales by our officers, directors and significant stockholders;

●	additions or departures of key personnel;

●	regulatory or political developments;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	announcements, media reports or other public forum comments related to litigation, claims or reputational charges against us;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the sustainability of an active trading market for our common stock;

●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

●

other events or factors, including those resulting from system failures and disruptions, wildfires, floods, droughts, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events;

●	changes in accounting principles;

●	share-based compensation expense under applicable accounting standards;

●	litigation and governmental investigations; and

●	changing economic conditions.

In addition, because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on Nasdaq or another stock exchange. Approximately 32% of the shares of our common stock are held by non-affiliates as of December 31, 2024. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Furthermore, the trading of our common stock may be further reduced given the more limited research coverage by securities and industry analysts. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

We are controlled by funds (the “Advent Funds”) managed by Advent, which beneficially own in the aggregate 59% of the combined voting power of our common stock. As a result of this ownership, Advent will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions.

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

Our Second Amended and Restated Certificate of Incorporation (as amended by the Certificate of Amendment, our “amended and restated certificate of incorporation”) provides that Advent and our directors who were previously affiliated with Advent do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses), and that, to the extent permitted by law, Advent and such directors, will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

As a result, Advent or any of its managers, officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries) will not be prohibited from investing in competing businesses or doing business with our customers. Therefore, we may be in competition with Advent and such persons or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose certain corporate opportunities or suffer competitive harm, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Because we qualify as a “controlled company” under the corporate governance rules for publicly-listed companies on the Nasdaq Capital Market (“Nasdaq”), we are not required to have a majority of our Board be independent, nor are we required to have a compensation committee or a Board committee performing the Board nominating function. As permitted by our status as a controlled company, we may choose to change our Board composition, or the composition of the Compensation, Nominating and Governance Committee. Accordingly, should the interests of the Advent Funds differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

There have been intensifying efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and gas industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and gas industry. Because we operate within the oil and gas industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted. Members of the investment community are increasing their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, and heightened governance standards. At the same time, there are some stockholders and regulators who have expressed opposing views against ESG practices, including support for anti-ESG legislation and policies. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices.

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

We partner with leading cybersecurity companies and organizations to enhance our cybersecurity infrastructure, leveraging third-party technology and expertise to monitor and optimize the performance of our deployed cybersecurity products and services. We also engage with third party firms to help identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards and best practices. We use a third-party provider to supplement the continuous monitoring of our cybersecurity environment and to help coordinate the investigation and remediation of events. The Company evaluates third-party risk for critical suppliers through ongoing security reviews, provided that for third-party providers that are part of the Company’s financial reporting system, security controls are assessed through a more detailed review of events.

Our incident response plan documents the procedures for assessing and managing cybersecurity events. This plan includes protocols for identifying the nature and scope of a cybersecurity threat, including whether it originates from a third-party provider, and assessing its potential impact. Our incident response team includes senior personnel, including the general counsel, and the heads of human resources and information technology, as well as our cybersecurity senior manager. Any material cybersecurity events are reported to our Board. In addition, employees are provided with online training courses to build awareness around potential cybersecurity threats and are tested periodically to maintain their focus in this important area.

The information technology group has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes. The group reports to our Chief Financial Officer. Our cybersecurity senior manager, who has held roles in security, infrastructure management, and enterprise information technology management, is responsible for assessing and managing the cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts.

The Audit Committee of our Board oversees our cybersecurity risk program and receives periodic presentations from management regarding the Company’s efforts to monitor and mitigate cybersecurity risks. The Board is composed of members with diverse expertise including risk management and technology, equipping them to oversee cybersecurity risks effectively. The cybersecurity program is reviewed by our Board, at least annually. In addition to scheduled briefings, ad hoc discussions regarding emerging or potential cybersecurity risks ensure the Board remains informed and engaged in strategic decision-making related to cybersecurity.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. – See Item 1A. “Risk Factors – We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.” for more information about these and other risks related to information security.

Item 2. Properties

Our corporate headquarters is located at 19350 State Highway 249, Suite 600, Houston, Texas 77070. We currently own one property, located in Calgary, Alberta, which is primarily used for our engineering and research and development activities. In addition to our property in Calgary, Alberta, we also lease 16 properties with terms greater than 12 months including our corporate headquarters, as well as sales offices, facilities for manufacturing, engineering and district operations, a laboratory, warehouse and storage yards. All of these properties are leased from third parties. We believe that these facilities are adequate for our current operations and that none of our leases are individually material to our business.

Item 3. Legal Proceedings

See “Note 11. Commitments and Contingencies” of our consolidated financial statements for further information regarding our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “NCSM.”

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our stock incentive plans.

Holders

On March 6, 2025, we had 2,540,849 shares of common stock outstanding, which were held by approximately 15 record holders. The actual number of stockholders is considerably greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We do not currently intend to pay cash dividends on our common stock. However, in the future, we may change this policy and choose to pay dividends. Any future determination to pay dividends will be at the discretion of our Board and will take into account restrictions in our debt instruments, including our ABL Facility, general economic and business conditions, our net income, financial condition and results of operations, our capital requirements, our prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions and such other factors as our Board may deem relevant.

Performance Graph

As we are a “smaller reporting company” for the year ended December 31, 2024, we are not required to provide the performance graph under Item 201(e) of Regulation S-K.

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completions and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly wells that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including the North Sea, the Middle East, Argentina and China. We provided our products and services to over 200 customers in 2024, including leading large independent oil and natural gas companies and major oil companies.

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

We own a 50% interest in Repeat Precision, which sells composite and dissolvable frac plugs, setting tools, perforating guns and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including casing buoyancy systems, liner hanger systems and toe initiation sleeves. We operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

For 2025, industry forecasts and announced capital budgets from E&P companies indicate varying regional trends in drilling and completion activity. In Canada, we anticipate activity levels to remain stable or increase marginally compared to 2024. The U.S. market is expected to experience a modest decline in activity, driven by conservative oil production growth targets and ongoing consolidation within the E&P sector. While overall industry spending in international markets may be relatively flat, certain markets that NCS participates in, including the North Sea, the Middle East and Argentina, could experience increases in activity and spending.

Oil and natural gas prices were volatile in 2023, a trend that continued into 2024. This volatility has been driven by multiple factors, including multiple geopolitical incidents from the ongoing war between Russia and Ukraine and conflicts in the Middle East involving Israel and Hamas, Hezbollah and Iran (the “Middle East Conflicts”). Any further escalation of the Middle East Conflicts could intensify commodity price volatility. In addition, oil prices have been affected by a deceleration in global oil demand growth, particularly from China. To mitigate the impact of uncertain economic conditions on the oil market, certain producing countries continue to extend voluntary oil output cuts while maintaining spare capacity, enabling rapid production adjustments as market conditions warrant. See further discussion below on oil and natural gas pricing.

Our products and services face significant competitive pressures across all offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. This competitive pressure constrains our ability to raise prices necessary to offset rising costs, particularly during periods of higher cost inflation, including from tariffs. While inflationary cost pressures moderated since the latter half of 2023, the anticipated implementation of new tariffs in 2025 could lead to additional costs that we may not be able to recover through price increases.

Over the past few years, we have experienced modest supply chain disruptions and higher prices for certain raw materials, including steel and chemicals, as well as purchased components and outsourced services. While these cost pressures continued through 2023, we observed moderate price stabilization in 2024, notably in steel prices which declined in correlation with decreased U.S. rig activity.

In addition, due to the U.S. administration’s announced potential tariffs against Mexico, Canada, and China, and these countries’ retaliatory measures, we may experience negative impacts on our input costs. Steel prices, a key component in our fracturing systems and well construction products, could increase. Similarly, chemical prices, used in our tracer diagnostic business, could rise. Additionally, our supply chain faces tariff exposure as Repeat Precision manufactures its composite and dissolvable frac plugs and certain NCS fracturing system components in Mexico. Also, we assemble products in the United States and Canada, for which cross-border movement of components, raw materials, parts, and finished products between these jurisdictions may become subject to tariffs. In addition, tariffs affecting the sale of our customers' oil and gas products may reduce their activity levels, which could negatively impact our business.

We also experienced tight labor conditions that led to labor cost inflation, which impacted both our cost of sales and selling, general and administrative (“SG&A”) expenses and resulted in higher salaries, hourly pay rates and benefit costs. This labor cost inflation, while still elevated, began to decrease during the latter part of 2023.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, increased reference interest rates several times between March 2022 and July 2023, actions typically expected to increase borrowing costs and restrain economic activity. Starting in September 2024, the U.S. Federal Reserve decreased the benchmark interest rate a few times amid favorable inflation and job data, and may cut rates further in 2025.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile, with WTI crude oil pricing decreasing to an average of $76.63/BBL during 2024 compared to an average of $77.58/BBL during 2023. This decrease reflects a rise in supply from non-OPEC+ members combined with a softer macroeconomic environment, which lowers demand growth. Since 2022 and continuing into 2024, to address the uncertain outlook for the global economy and, specifically the oil markets, and to reduce the potential of an oil and gas inventory build, members of OPEC+ agreed to several collective voluntary oil production reductions beginning in November 2022. The voluntary production cuts have been extended and are expected to be phased out starting in April 2025 through the end of 2026.

Natural gas pricing continues to be volatile and decreased in 2024 to an average level of $2.19 per MMBtu compared to an average level of $2.53 per MMBtu during 2023. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. The natural gas price declines in 2024 are due to a mild winter earlier in the year and the continued high surplus levels of natural gas in storage, negatively impacting drilling and completion activity in certain regions, particularly in the United States.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2023	$75.93	$81.07	$2.64
6/30/2023	73.54	77.99	2.16
9/30/2023	82.25	86.65	2.59
12/31/2023	78.53	84.01	2.74
3/31/2024	77.50	82.92	2.15
6/30/2024	81.81	84.68	2.07
9/30/2024	76.43	80.01	2.11
12/31/2024	70.73	74.66	2.44

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2023, as provided by Baker Hughes. The quarterly changes, particularly for the second quarter Canadian land rig count, are partially attributable to seasonality of activity in that market:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2023	744	221	965
6/30/2023	699	116	815
9/30/2023	630	187	817
12/31/2023	601	180	781
3/31/2024	602	208	810
6/30/2024	583	134	717
9/30/2024	566	207	773
12/31/2024	571	194	765

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. The average U.S. land rig count and completion activity has decreased from the highs reached during the fourth quarter of 2022. In the fourth quarter of 2024, the average U.S. land rig count was 571, a decline of 5% compared to the fourth quarter of 2023, but relatively stable compared to the third quarter of 2024. The average land rig count in Canada for the fourth quarter of 2024 was higher by 8% compared to the same period in 2023. We currently expect U.S. rig counts and completion activity for 2025 to be slightly lower than the comparable data for 2024, but we expect the Canadian activity level to remain stable or slightly higher than the activity level for the prior year.

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Canadian completions activity can be impacted by wildfires that are usually experienced in the spring and summer seasons, but weather and wildfire conditions in 2024 were favorable compared to 2023. Our business activity can also be affected by customer spending patterns. In some years, customers in both the United States and Canada may exhaust their capital budgets before year-end or reduce their activities during the winter holidays in late December, resulting in lower drilling and completion activity during the fourth quarter. As a result, while the impact was less pronounced at the end of 2024 compared to recent years, we typically experience reduced customer activity during the end of the year.

How We Generate Revenues

We derive our revenues from the sale of our fracturing systems and enhanced recovery systems products and the provision of related services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products and from sales of our tracer diagnostics services in addition to the sale of composite and dissolvable frac plugs, setting tools, perforating guns and related products through Repeat Precision.

Product sales represented 70% and 71% of our revenues for the years ended December 31, 2024 and 2023, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be filled on negotiated terms. Services represented 30% and 29% of our revenues for the years ended December 31, 2024 and 2023, respectively. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets, we may, in some instances, lower the prices of our products and services. Our revenues are also impacted by well complexity, since wells with more stages typically result in longer jobs, which may increase revenue attributable to the use of more sliding sleeves or increase composite frac plug sales and increase the volume of services we provide.

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 63% and 69% for the years ended December 31, 2024 and 2023, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar, would result in lower reported revenues, partially offset by lower reported cost of sales and SG&A expenses.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs. There is a possibility that these tariffs could be increased substantially under the new U.S. administration, which could also enact new tariffs in Mexico where Repeat Precision manufactures their composite and dissolvable frac plugs and certain components for NCS’ fracturing systems. Also, as a majority of our sliding sleeves and other components sold in Canada are assembled in the United States, retaliatory tariffs implemented by Canada on goods entering from the United States could increase our product costs in Canada. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine although steel pricing has since declined from recent highs. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

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

In an effort to streamline operations and gain efficiencies, in 2023 we implemented several cost reduction initiatives, including consolidation of our tracer diagnostics operations, consolidation of Repeat’s manufacturing footprint in Mexico, restructuring of certain U.S. and international operations, and the elimination of various support positions. As a result of these efforts, we realized annualized cost savings of approximately $4.0 million in 2024. See “Note 9. Accrued Expenses” to the accompanying consolidated financial statements for further discussion.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 26% and 28%, for the years ended December 31, 2024 and 2023, respectively.

Results of Operations

The following tables summarize our results of operations, gross margins and revenues by geographic area for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Variance
	2024	2023	$	% (1)
Revenues
Product sales	$113,046	$100,447	$12,599	12.5%
Services	49,511	42,024	7,487	17.8%
Total revenues	162,557	142,471	20,086	14.1%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	70,446	64,242	6,204	9.7%
Cost of services, exclusive of depreciation and amortization expense shown below	24,650	22,626	2,024	8.9%
Total cost of sales, exclusive of depreciation and amortization expense shown below	95,096	86,868	8,228	9.5%
Selling, general and administrative expenses	57,820	56,518	1,302	2.3%
Depreciation	4,600	3,947	653	16.5%
Amortization	716	669	47	7.0%
Income (loss) from operations	4,325	(5,531)	9,856	178.2%
Other income (expense)
Interest expense, net	(414)	(586)	172	29.4%
Provision for litigation, net of recoveries	—	(1,802)	1,802	100.0%
Other income, net	7,306	4,114	3,192	77.6%
Foreign currency exchange (loss) gain	(2,963)	462	(3,425)	NM
Total other income	3,929	2,188	1,741	79.6%
Income (loss) before income tax	8,254	(3,343)	11,597	346.9%
Income tax expense (benefit)	116	(232)	348	150.0%
Net income (loss)	8,138	(3,111)	11,249	361.6%
Net income attributable to non-controlling interest	1,545	42	1,503	NM
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$6,593	$(3,153)	$9,746	309.1%

(1)	NM — Percentage not meaningful

	Year Ended December 31,		Variance
	2024	2023	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$70,446	$64,242	$6,204	9.7%
Depreciation and amortization attributable to cost of product sales	1,911	1,613	298	18.5%
Cost of product sales	72,357	65,855	6,502	9.9%
Product sales gross profit	$40,689	$34,592	$6,097	17.6%
Product sales gross margin	36.0%	34.4%

Cost of services, exclusive of depreciation and amortization expense	$24,650	$22,626	$2,024	8.9%
Depreciation and amortization attributable to cost of services	766	592	174	29.4%
Cost of services	25,416	23,218	2,198	9.5%
Services gross profit	$24,095	$18,806	$5,289	28.1%
Services gross margin	48.7%	44.8%

Total cost of sales	$97,773	$89,073	$8,700	9.8%
Total gross profit	$64,784	$53,398	$11,386	21.3%
Total gross margin	39.9%	37.5%

	Year Ended December 31,		Variance
	2024	2023	$	%
Revenues by Geographic Area:
United States
Product sales	$34,082	$26,613	$7,469	28.1%
Services	9,570	11,206	(1,636)	(14.6)%
Total United States	43,652	37,819	5,833	15.4%
Canada
Product sales	74,654	71,946	2,708	3.8%
Services	27,781	26,161	1,620	6.2%
Total Canada	102,435	98,107	4,328	4.4%
Other Countries
Product sales	4,310	1,888	2,422	128.3%
Services	12,160	4,657	7,503	161.1%
Total Other Countries	16,470	6,545	9,925	151.6%
Total
Product sales	113,046	100,447	12,599	12.5%
Services	49,511	42,024	7,487	17.8%
Total revenues	$162,557	$142,471	$20,086	14.1%

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Revenues

Revenues were $162.6 million for the year ended December 31, 2024 compared to $142.5 million for the year ended December 31, 2023. Revenue growth was driven by increases in international and Canadian product sales and services revenues in addition to higher U.S. product sales. The gains were partially offset by lower U.S. services revenues. The significant increase in international revenues was driven by North Sea frac systems and Middle East tracer diagnostics work, while the Canadian results were higher due to more resilient activity levels than originally expected, particularly through the second half of the year. The overall increase in the United States was driven by higher frac plug and perforating gun sales by our joint venture, Repeat Precision, despite a reduction in industry rig count. Product sales for the year ended December 31, 2024 were $113.1 million compared to $100.4 million for the year ended December 31, 2023. Services revenue was $49.5 million for the year ended December 31, 2024 compared to $42.0 million for the year ended December 31, 2023.

Cost of sales

Cost of sales was $97.8 million, or 60.1% of revenues, for the year ended December 31, 2024 as compared to $89.1 million, or 62.5% of revenues, for the year ended December 31, 2023. The decrease in the cost of sales as a percentage of revenues was primarily due to an increase in higher-margin international work in the Middle East and the North Sea and the benefits realized from operational restructurings enacted in 2023. Cost of product sales was $72.4 million or 64.0% of product sales revenue, and cost of services was $25.4 million or 51.3% of services revenue for the year ended December 31, 2024. For the year ended December 31, 2023, cost of product sales was $65.9 million or 65.6% of product sales revenue, and cost of services was $23.2 million or 55.2% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $57.8 million for the year ended December 31, 2024 compared to $56.5 million for the year ended December 31, 2023. This increase in expense reflects the $4.5 million increase in relative annual incentive bonus accruals year-over-year. The increase in expense was partially offset by the cost-savings associated with restructuring efforts during 2023, as well as lower research and development expenses and professional fees of $0.5 million and $0.3 million, respectively.

Depreciation

Depreciation totaled $4.6 million for the year ended December 31, 2024 compared to $3.9 million for the year ended December 31, 2023. The increase is primarily associated with assets placed in service during the year ended December 31, 2024, primarily light vehicles and trucks under finance leases through our leasing program with a fleet management company.

Provision for litigation, net of recoveries

The provision for litigation, net of recoveries totaled $1.8 million for the year ended December 31, 2023. In October 2023, in accordance with a Federal Court of Canada order, we paid $1.8 million for the cost award in the patent infringement case, which remains subject to appeal. See “Note 11. Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion.

Other income, net

Other income, net was $7.3 million for the year ended December 31, 2024 compared to $4.1 million for the year ended December 31, 2023. The increase in other income was primarily attributable to royalty income from licensees and an increase in the benefit associated with our technical services and assistance agreement with our local partner in Oman. The increase in other income was partially offset by items that did not recur in 2024, including a $0.6 million benefit from the recovery of unpaid invoices associated with the matter in Wyoming in 2023 and a benefit associated with the reversal of a contingent legal fee which was not realized, partially offset by the write-off of a constructed asset totaling $0.7 million.

Foreign currency exchange gain (loss)

Foreign currency exchange loss was $3.0 million for the year ended December 31, 2024 compared to a gain of $0.5 million for the year ended December 31, 2023. The change was due to the movement in the foreign currency exchange rates, primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar.

Income tax expense (benefit)

Income tax expense was $0.1 million for the year ended December 31, 2024 compared to a tax benefit of $0.2 million for the year ended December 31, 2023. Our effective tax rate (“ETR”) from continuing operations was 1.4% and 6.9% for the years ended December 31, 2024 and 2023, respectively. The income tax expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each year excludes the effects of losses within the United States, Canada, or other jurisdictions from which we cannot currently benefit. In addition, for each of the periods, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, including against net operating loss carryforwards, in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax accounting income for the years ended December 31, 2024 and 2023. See further discussion of establishment of the deferred tax valuation allowance at “Note 2. Summary of Significant Accounting Policies, Income Taxes” to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our ABL Facility and the Repeat Precision Promissory Note. As of December 31, 2024, we had cash and cash equivalents of $25.9 million, and total outstanding indebtedness of $8.1 million related to finance lease obligations, of which $2.1 million is due within 12 months. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At December 31, 2024, our available borrowing base under the ABL Facility was $20.1 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at December 31, 2024.

In addition, the Repeat Precision Promissory Note with Security State Bank & Trust, Fredericksburg has total aggregate borrowing capacity of $2.5 million, lowered from an aggregate borrowing capacity of $4.3 million upon renewal in May 2024, as discussed at “Note 10. Debt, Repeat Precision Promissory Note” to our consolidated financial statements. As of December 31, 2024, Repeat Precision has no outstanding indebtedness under the promissory note.

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

We plan to incur approximately $1.5 million to $2.0 million in capital expenditures during 2025, which includes (i) upgrades to our Repeat Precision manufacturing facilities, (ii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment and (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses. Our capital expenditures, including the purchase and development of software and technology, for the years ended December 31, 2024 and 2023 were $1.4 million and $2.2 million, respectively.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$12,725	$4,774
Net cash provided by (used in) investing activities	479	(1,683)
Net cash used in financing activities	(4,269)	(2,441)
Effect of exchange rate changes on cash and cash equivalents	225	(164)
Net change in cash and cash equivalents	$9,160	$486

Operating Activities

Net cash provided by operating activities was $12.7 million compared to $4.8 million for the years ended December 31, 2024 and 2023, respectively. Our net income was $11.2 million higher in 2024 compared to 2023. This improved performance reflects an increase in revenue for the year of 2024 compared to the same period in 2023. The increase in sales impacts the timing of trade receivable billings and collections, our inventory levels, and payments for materials and components. These results for the year of 2024 compared to the relative period of 2023 reflects an increase in trade receivables of $13.0 million (a use of cash due in part to an increase in sales activity in 2024, particularly international activity, for which receivables can take longer to collect), an increase in prepaid expense and other assets of $3.7 million (use of cash), a lower inventory build (cash impact of $3.0 million), an increase in payables of $3.9 million (source of cash) and an increase in accrued expenses of $5.5 million (source of cash), partially attributable to higher incentive accruals that correspond to improved operating performance and are expected to be paid in the first quarter of 2025.

Investing Activities

Net cash provided by (used in) investing activities was $0.5 million and $(1.7) million for the years ended December 31, 2024 and 2023, respectively. The sources of cash include proceeds from the liquidation of a $1.3 million company-owned life insurance policy (“COLI”) in 2024 (used to fund distributions to participants in a terminated non-qualified deferred compensation plan, which is an operating outflow in 2024), and proceeds from the sale of property and equipment in both periods, offset by funds invested in property and equipment and software and technology, which totaled $1.4 million and $2.2 million for the respective years.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2024 and 2023 was $4.3 million and $2.4 million, respectively. Our primary uses of funds during the years ended December 31, 2024 and 2023 were principal payments of $2.0 million and $1.6 million, respectively, related to our finance leases, payments of $0.3 million for 2024 and 2023 for treasury shares withheld to settle withholding tax requirements for equity-settled share-based compensation, and distributions of $2.1 million and $0.5 million, respectively, to Repeat Precision’s other joint venture partner. Net borrowings and repayments under the Repeat Promissory Note had no relative impact on cash flows from financing activities for the years ended December 31, 2024 and 2023.

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Financing Arrangements

Our ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings available to us under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided it does not include the assets of Repeat Precision. At December 31, 2024, our available borrowing base under the ABL Facility was $20.1 million and we had no outstanding indebtedness under the ABL Facility.

Repeat Precision also has an outstanding promissory note with an aggregate borrowing capacity of up to $2.5 million as of December 31, 2024, subject to a borrowing base. As of December 31, 2024, Repeat Precision had no outstanding indebtedness under the promissory note.

See “Note 10. Debt” to our consolidated financial statements for additional details regarding our credit agreement and the promissory note.

Leases

We have operating and finance leases for facilities, vehicles, equipment, and software. As of December 31, 2024, we had lease payment obligations, including interest payments for finance leases of $17.1 million, with $4.6 million payable within 12 months. See “Note 2. Summary of Significant Accounting Policies” and “Note 15. Leases” to our consolidated financial statements for additional information on lease obligations and maturities.

Purchase Obligations

Our purchase obligations totaled $6.7 million as of December 31, 2024, and primarily represented commitments to purchase goods or services to be utilized in the normal course of business, of which $2.0 million is accrued on the accompanying consolidated balance sheet, and $4.7 million did not meet the criteria to accrue, as the products or services were not received or incurred as of this date, but are expected to meet this criteria within the next 12 months.

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

Allowance for Credit Losses

We maintain an allowance for credit losses related to estimated losses that may result from the inability of our customers to make required payments. We evaluate collectability of customer accounts based upon credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Amounts deemed to be uncollectible are applied against the allowance for credit losses. Our business has seasonality, and the balance of our outstanding receivables fluctuates during the fiscal year based upon activity levels, sales volume, and general industry conditions. We periodically record a provision for credit losses or recoveries. For the years ended December 31, 2024 and 2023, we recorded a provision for credit losses of less than $0.1 million and $0.2 million, respectively. Further, to the extent deemed necessary by management, and depending on the circumstances, we may issue customer credits or concessions which reduce our revenues, but do not impact our expected credit losses. The nature of these concessions may be to maintain a customer relationship. Historically, these concessions have not been significant to our financial condition or results of operations. A 10% change in the level of concessions incurred within a fiscal year would not be deemed significant to our results of operations.

Inventories

Inventories of raw material, work in progress and finished goods are maintained and valued at the lower of cost or estimated net realizable value, with cost determined at standard costs which approximates the first-in, first-out or average cost basis. Periodically, we evaluate our inventory to determine items that may be obsolete, slow-moving or in excess based upon historical sales experience and projected sales forecasts. Our estimates involve subjectivity and an evaluation of customer preferences over time which may impact our ability to recover the cost of inventory and generate a profitable return. Although we believe our estimates to be reasonable, we cannot assure that our reserves will be adequate to cover potential losses, or that we will have recoveries, if there are significant changes in market preferences or technological advancements by our competitors that render a portion of our current inventory as obsolete. We have incurred charges to cost of sales related to obsolescence of $1.1 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. An increase of obsolescence expense by 10%, or $0.1 million, would not be deemed material to our financial statements.

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or if there are potential indicators of impairment. We also perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. In addition, if we are required to determine the fair value of our reporting units to test goodwill for impairment, we must apply estimates, assumptions, and judgment regarding revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital and terminal growth rate, and we must evaluate the metrics of a deemed set of comparable companies and market earnings multiples. Actual results may not align with these assumptions, and our expectations regarding future net cash flows may change such that a material impairment could result. Historically, we have recorded impairments associated with property and equipment, identifiable intangible assets and goodwill. For the year ended December 31, 2024, we recognized an impairment charge of less than $0.1 million related to an indefinite-lived intangible asset that was no longer deemed to provide a future benefit. See “Note 8. Goodwill and Identifiable Intangibles” to our consolidated financial statements for additional details. We believe that the estimates and assumptions used in our impairment assessments are reasonable. However, if market conditions change dramatically, the impact on our forecasts and projections may be significant which could result in future impairments for our reportable units with long-term assets including goodwill.

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

We have incurred operating losses in certain tax jurisdictions during each of the years ended December 31, 2024 and 2023. We have recorded valuation allowances to reduce our deferred tax assets as of December 31, 2024 and 2023, based upon our overall assessment of the likelihood of the realization of those deferred tax assets when considering the positive and negative evidence available, including forecasts of future taxable income in the jurisdictions in which these deferred tax assets are recorded. Our financial statements could be materially affected if: (i) our actual results differ significantly from our forecast estimates; (ii) there are future changes in enacted tax laws with retroactive application; or (iii) tax authorities do not agree with our application of the tax law to our circumstances and the matter is not ultimately resolved in our favor. Furthermore, the determination of the more likely than not criteria and the weighting of positive and negative evidence in evaluating this criteria is subjective and can fluctuate from period to period based on actual performance relative to long-term forecasting and other factors.

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

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues is derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than USD. During the years ended December 31, 2024 and 2023, approximately 63% and 69%, respectively, of our revenues were attributable to our operations in Canada. We also derive revenue from several jurisdictions outside of North America, including countries that occasionally experience periods of significant inflation, which occurred in Argentina in 2024 and 2023. We do not currently intend to hedge our future exposure to the Argentine Peso or other foreign currencies.

Interest Rate Risk

We were primarily exposed to interest rate risk through our ABL Facility. At December 31, 2024, we had no outstanding indebtedness under our ABL Facility. Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at December 31, 2024 was 6.9%.

We are also subject to interest rate risk through our Repeat Precision Promissory Note. At December 31, 2024, we had no outstanding indebtedness under the Repeat Precision Promissory Note. Borrowings under the Repeat Precision Promissory Note are made in U.S. dollars with interest calculated using the prime rate plus a 1.0% margin over the index. The applicable interest rate at December 31, 2024 was 8.5%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NCS Multistage Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NCS Multistage Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

March 10, 2025

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$25,880	$16,720
Accounts receivable—trade, net	31,513	23,981
Inventories, net	40,971	41,612
Prepaid expenses and other current assets	2,063	1,862
Other current receivables	5,143	4,042
Insurance receivable	—	15,000
Total current assets	105,570	103,217
Noncurrent assets
Property and equipment, net	21,283	23,336
Goodwill	15,222	15,222
Identifiable intangibles, net	3,690	4,407
Operating lease assets	5,911	4,847
Deposits and other assets	712	937
Deferred income taxes, net	424	66
Total noncurrent assets	47,242	48,815
Total assets	$152,812	$152,032
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$8,970	$6,227
Accrued expenses	8,351	3,702
Income taxes payable	683	364
Operating lease liabilities	1,602	1,583
Accrual for legal contingencies	—	15,000
Current maturities of long-term debt	2,141	1,812
Other current liabilities	3,672	3,370
Total current liabilities	25,419	32,058
Noncurrent liabilities
Long-term debt, less current maturities	6,001	6,344
Operating lease liabilities, long-term	4,891	3,775
Other long-term liabilities	206	213
Deferred income taxes, net	186	249
Total noncurrent liabilities	11,284	10,581
Total liabilities	36,703	42,639
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,563,979 shares issued and 2,507,430 shares outstanding at December 31, 2024 and 2,482,796 shares issued and 2,443,744 shares outstanding at December 31, 2023	26	25
Additional paid-in capital	447,384	444,638
Accumulated other comprehensive loss	(87,604)	(85,752)
Retained deficit	(259,024)	(265,617)
Treasury stock, at cost; 56,549 shares at December 31, 2024 and 39,052 shares at December 31, 2023	(1,943)	(1,676)
Total stockholders’ equity	98,839	91,618
Non-controlling interest	17,270	17,775
Total equity	116,109	109,393
Total liabilities and stockholders' equity	$152,812	$152,032

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues
Product sales	$113,046	$100,447
Services	49,511	42,024
Total revenues	162,557	142,471
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	70,446	64,242
Cost of services, exclusive of depreciation and amortization expense shown below	24,650	22,626
Total cost of sales, exclusive of depreciation and amortization expense shown below	95,096	86,868
Selling, general and administrative expenses	57,820	56,518
Depreciation	4,600	3,947
Amortization	716	669
Income (loss) from operations	4,325	(5,531)
Other income (expense)
Interest expense, net	(414)	(586)
Provision for litigation, net of recoveries	—	(1,802)
Other income, net	7,306	4,114
Foreign currency exchange (loss) gain	(2,963)	462
Total other income	3,929	2,188
Income (loss) before income tax	8,254	(3,343)
Income tax expense (benefit)	116	(232)
Net income (loss)	8,138	(3,111)
Net income attributable to non-controlling interest	1,545	42
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$6,593	$(3,153)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$2.60	$(1.27)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$2.55	$(1.27)
Weighted average common shares outstanding
Basic	2,539	2,473
Diluted	2,590	2,473

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023
Net income (loss)	$8,138	$(3,111)
Foreign currency translation adjustments, net of tax of $0	(1,852)	(135)
Comprehensive income (loss)	6,286	(3,246)
Comprehensive income attributable to non-controlling interest	1,545	42
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$4,741	$(3,288)

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2022	—	$—	2,434,809	$24	$440,475	$(85,617)	$(262,464)	(26,335)	$(1,389)	$18,233	$109,262
Share-based compensation	—	—	—	—	4,164	—	—	—	—	—	4,164
Net (loss) income	—	—	—	—	—	—	(3,153)	—	—	42	(3,111)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	47,987	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(12,717)	(287)	—	(287)
Currency translation adjustment	—	—	—	—	—	(135)	—	—	—	—	(135)
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393
Share-based compensation	—	—	—	—	2,747	—	—	—	—	—	2,747
Net income	—	—	—	—	—	—	6,593	—	—	1,545	8,138
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Vesting of restricted stock	—	—	81,183	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(17,497)	(267)	—	(267)
Currency translation adjustment	—	—	—	—	—	(1,852)	—	—	—	—	(1,852)
Balances as of December 31, 2024	—	$—	2,563,979	$26	$447,384	$(87,604)	$(259,024)	(56,549)	$(1,943)	$17,270	$116,109

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$8,138	$(3,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,316	4,616
Amortization of deferred loan cost	208	204
Share-based compensation	5,213	5,365
Provision for inventory obsolescence	1,136	1,235
Deferred income tax (benefit) expense	(380)	152
(Gain) loss on sale of property and equipment	(506)	258
Provision for credit losses	41	162
Net foreign currency unrealized loss (gain)	2,365	(485)
Proceeds from note receivable	61	546
Changes in operating assets and liabilities:
Accounts receivable—trade	(9,154)	3,856
Inventories, net	(2,806)	(5,763)
Prepaid expenses and other assets	(1,087)	2,563
Accounts payable—trade	2,706	(1,203)
Accrued expenses	4,841	(649)
Other liabilities	(3,401)	(2,763)
Income taxes receivable/payable	34	(209)
Net cash provided by operating activities	12,725	4,774
Cash flows from investing activities
Purchases of property and equipment	(1,309)	(1,882)
Purchase and development of software and technology	(70)	(310)
Proceeds from sales of property and equipment	592	509
Proceeds from company-owned life insurance policy	1,266	—
Net cash provided by (used in) investing activities	479	(1,683)
Cash flows from financing activities
Payments on finance leases	(1,952)	(1,598)
Line of credit borrowings	3,062	11,702
Payments of line of credit borrowings	(3,062)	(11,758)
Treasury shares withheld	(267)	(287)
Distribution to non-controlling interest	(2,050)	(500)
Net cash used in financing activities	(4,269)	(2,441)
Effect of exchange rate changes on cash and cash equivalents	225	(164)
Net change in cash and cash equivalents	9,160	486
Cash and cash equivalents beginning of period	16,720	16,234
Cash and cash equivalents end of period	$25,880	$16,720
Supplemental cash flow information
Cash paid for interest (net of interest received and amounts capitalized)	$173	$377
Cash paid for income taxes (net of refunds)	431	(144)
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	2,263	1,972
Assets obtained in exchange for new operating lease liabilities	3,056	1,780

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our” and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well construction, well completions and field development strategies. We offer our products and services primarily to exploration and production companies for use both in onshore and offshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa and Oklahoma City, Oklahoma; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. We consolidate Repeat Precision, LLC and its subsidiary (“Repeat Precision”), a 50% owned entity, operating in the United States and Mexico, due to NCS holding a controlling voting interest. The other party’s ownership is presented separately as a non-controlling interest. Certain prior period balances have been reclassified to align with the current period presentation. These reclassifications had no impact on our previously reported net loss. As a smaller reporting company (“SRC”), we have availed ourselves to certain reduced reporting requirements permitted by the Securities and Exchange Commission (“SEC”), including, among other things, presenting only two years of audited financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventories, estimates related to fair value of reporting units for purposes of assessing possible goodwill impairment, expected future cash flows from long lived assets to facilitate impairment testing, share based compensation, estimates related to legal contingencies, amounts of deferred taxes and income tax contingencies. Actual results could materially differ from those estimates.

Foreign Currency

Our reporting currency, and our functional currency in the United States, is the United States dollar (“USD”). The financial position and results of operations of our significant foreign subsidiaries are generally measured using the local currency as the functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, revenues and expenses of our significant foreign subsidiaries have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the exchange rates on the balance sheet date. The resulting translation gain and loss adjustments have been recorded directly as a separate component of other comprehensive loss in the accompanying consolidated statements of comprehensive income (loss), and changes in stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as foreign currency exchange (losses) or gains as incurred in the consolidated statements of operations.

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

On occasion, we issue credits to our customers that are related specifically to the performance of our products or the services we provide, with such credits reducing the amount of revenue for the completed sales. These credits are infrequent, situation specific and recorded when the amount is realizable and estimable.

The payment terms and conditions in our customer contracts vary. We do not have contracts that contain a financing component and generally do not accept non-cash consideration from customers.

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

For service arrangements that do have a contract provision with a right to payment for services up to the date of termination, revenue is recognized over time using a unit rate (labor and materials) output method that corresponds to the value we would receive upon termination of the contract as of the end of the reporting period. The transaction price for the period end is determined by the contract unit rate times the cumulative number of units earned up to the reporting period less any revenue recognized in prior periods.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No single customer individually accounted for 10% or more of our consolidated revenue during 2024 or 2023, or comprised 10% or more of our trade accounts receivable balance as of December 31, 2024 and 2023.

Accounts Receivable, Trade and Allowance for Credit Losses

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We maintain an allowance for credit losses related to estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for credit losses based on a current review of the collectability of customer accounts by management. Such provisions are based upon several factors including, but not limited to credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for credit losses. The following table presents the changes in the allowance for credit losses for the years ended  December 31, 2024 and 2023 (in thousands):

Allowance for credit losses at December 31, 2022	$—
Charges and additions during 2023	165
Adjustments and recoveries	—
Allowance for credit losses at December 31, 2023	$165
Charges and additions during 2024	79
Adjustments and recoveries	(220)
Allowance for credit losses at December 31, 2024	$24

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result. There was no impairment of property and equipment and identifiable definite-lived intangible assets during the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, we recognized an impairment charge of less than $0.1 million related to our indefinite-lived intangible asset. See “Note 7. Property and Equipment” and “Note 8. Goodwill and Identifiable Intangibles” included herewith for further information.

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. If required, we typically perform an annual impairment test for goodwill using an assessment date in the fourth quarter of the fiscal year. Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units exceeds the related carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing this value with the carrying value of the reporting unit. Alternatively, we could bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. No impairment charge associated with goodwill was recorded for the years ended December 31, 2024 and 2023. For additional information, see “Note 8. Goodwill and Identifiable Intangibles.”

Property and Equipment

Property and equipment are stated at historical cost adjusted for impairment, less accumulated depreciation. Equipment held under finance leases is stated at fair value which is typically the present value of the future minimum lease payments at the inception of the lease, less accumulated depreciation. Expenditures for property and equipment, including betterments that substantially increase the useful lives of the existing assets, are capitalized and then depreciated utilizing the straight-line method over the estimated useful lives of these assets. Any costs associated with constructed assets are capitalized as incurred, but do not begin to depreciate until placed into service. We typically do not capitalize interest associated with constructed assets unless the construction period extends for more than twelve months. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property under finance leases are amortized over the shorter of the remaining lease term or useful life of the related asset. Depreciation expense includes amortization of assets under finance leases. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are recognized in the year of disposal as a component of other income, net, which, for the year ended  December 31, 2023, included a loss of $0.7 million associated with the write-off of a constructed asset which was deemed to have no further service potential in December 2023.

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

All identifiable definite-lived intangibles are amortized on a straight-line basis over the estimated useful life or term of related agreements. Certain costs incurred in the development of internal-use software applications are capitalized, while costs incurred outside of the software application development stage are expensed as incurred. The amounts capitalized are included in intangible assets, categorized as internally developed software, and are amortized on a straight-line basis over the estimated useful life of the software when ready for the intended use. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Leases

We determine if a contract contains a lease at the inception of an arrangement. If so, we record a right of use (“ROU”) asset representing the right to use an underlying asset for the lease term and a lease liability representing an obligation to make lease payments arising from the lease on the consolidated balance sheet.

We have operating and finance leases for facilities, vehicles, equipment, and software. Some leases include one or more options to renew, with renewal terms that can extend the lease term from five to ten years with exercise of lease renewal options being at the sole discretion of NCS as lessee. Some leases may include an option to terminate the contract with notice. ROU assets and lease liabilities recorded pursuant to a lease agreement with a term exceeding 12 months are recognized at the lease commencement date based on the present value of lease payments over the lease term. For lease agreements where we cannot readily determine the implicit interest rate, we use our incremental borrowing rate to calculate the present value of lease payments at the commencement date. This rate is based on our secured asset-based revolving credit facility (“ABL Facility”) interest rate, which is adjusted monthly. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, we have no significant leases where we are the lessor, and we have no significant operating or finance lease commitments that have not yet commenced which create significant rights or obligations for NCS. For additional information, see “Note 10. Debt” and “Note 15. Leases.”

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

Share-Based Compensation

We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. To measure the grant-date fair value of share-based compensation, we use the market price of our common stock for equity-classified restricted stock units (“RSUs”) and equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), the Black-Scholes model for options and a Monte Carlo simulation for the performance stock unit awards (“PSUs”). We measure all share-based compensation awards at fair value on the grant date and recognize the compensation expense in the financial statements over the requisite period and record forfeitures as they occur. As the ESUs will be settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing stock price of our common stock until the awards are settled.

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

For the financial assets and liabilities disclosed at fair value, fair value is determined as the exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The established fair value hierarchy divides fair value measurement into three broad levels:

●	Level 1—inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

●	Level 2—inputs other than quoted prices included within Level 1 that are observable for the assets or liability, either directly or indirectly; and

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Level 3—inputs are unobservable for the asset or liability, which reflect the best judgment of management.

The financial assets and liabilities presented at fair value for disclosure purposes are categorized in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

Severance and Other Termination Benefits

In the event the employee is involuntarily terminated, we accrue one-time severance costs pursuant to an approved workforce reduction plan at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employees to calculate severance benefits. During 2023, we recorded $1.4 million of severance expenses associated with one-time severance costs. A liability of $0.4 million remained as of December 31, 2023, which was paid during 2024. We did not incur any significant severance or termination benefits related to workforce reductions during the year ended December 31, 2024. See “Note 9. Accrued Expenses” included herewith for further information.

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period, taking into effect, if any, shares that would be issuable upon the exercise of outstanding stock options and unvested RSUs and PSUs calculated using the treasury stock method, a method that determines how many incremental shares would result if all dilutive shares were exercised at the reporting date, less the number of shares that could be purchased at cost using the assumed proceeds from the exercise.

Research and Development

Research and development costs are incurred both through the utilization of our employees to create and develop new ideas and products as well as through engaging third parties to perform development activities under our coordination and management. We incurred approximately $2.0 million and $2.5 million in research and development costs for the years ended December 31, 2024 and 2023, respectively. These costs are recorded in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations. Occasionally a customer may contract us to provide research and development of a product, for which we are compensated. When the project is completed and accepted by the customer, we recognize the revenue and record the corresponding research and development costs as cost of goods sold. Alternatively, outside parties may agree to fund certain research and development activities for which we retain the rights to intellectual property. Proceeds we receive under these arrangements are treated as a reduction of research and development costs included in SG&A expense. We received such reimbursable amounts of $0.3 million and $2.6 million during the years ended December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

Pronouncement Adopted in 2024

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements on an annual and interim basis and includes requirements for entities with a single reportable segment. The improvements include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources, as well as other disclosure requirements. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively. We adopted ASU No. 2023-07 on December 31, 2024 and included all required disclosures within our Annual Report on Form 10-K (this “Form 10-K”). See “Note 3. Segment and Geographic Information.”

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pronouncement Not Yet Effective

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

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

Note 3. Segment and Geographic Information

We sell the following complementary products and services largely to exploration and production customers: fracturing systems and enhanced recovery systems products and the provision of related services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products as well as sales of our tracer diagnostics services. In addition, we sell composite and dissolvable frac plugs, setting tools, perforating guns and related products through Repeat Precision, our 50% owned entity. Our complementary products and services are typically used by our customers to facilitate the construction and stimulation of horizontal wellbores and to provide diagnostic information that customers can utilize to improve upon their completion techniques in subsequent wells.

We have one reportable segment as we manage our activities on a consolidated basis applying qualitative factors including the nature of the products and services, the nature and commonality of production processes, a shared customer base primarily in North America, the scope of geographic operations and a common industry and regulatory environment. Our CODM is the Chief Executive Officer.

NCS evaluates performance on a consolidated basis by reviewing key income statement items such as revenue, gross margin, and net income, as well as other specific balance sheet and cash flow items. We compare certain key financial figures to financial guidance and evaluate our share price performance and estimated trading multiple relative to selected peers. Although we utilize a non-GAAP measure of Adjusted EBITDA to evaluate our ability to generate cash and as an alternate measure of profitability, our primary cash flow measure is the GAAP measure of cash flow from operating activities and our primary profitability measure is the GAAP measure of net income (loss). The accounting policies of our one reportable segment are the same as those described in the summary of significant accounting policies.

The CODM assesses the segment’s performance by evaluating the measures noted above and decides how to allocate resources (including capital expenditures, financial resources and employees) through an integrated annual budget and more frequent forecasting processes, with the annual budget subject to approval by our Board of Directors (“Board”). The CODM allocates resources in a manner that he believes will maximize value for the consolidated corporate entity and its stockholders. The CODM considers variances from actual to budget, our most recent estimate and the prior year on a monthly basis when making decisions about the allocation of operating and capital resources. The CODM also regularly reviews consolidated cash flow, as well as the non-GAAP measure of free cash flow (cash flow from operations less capital expenditures) and periodically analyzes our market share. The CODM’s assessment of business performance is consistent with the presentation on our consolidated financial statements in addition to his review of significant SG&A expense categories.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes significant SG&A expenses that are not separately presented on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Payroll and employee benefits	$34,610	$31,558
Share-based compensation	5,213	5,365
Professional services	6,848	7,154
Insurance	2,135	2,334
Software and hardware	2,089	2,134
Other	6,925	7,973
Total SG&A	$57,820	$56,518

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Year Ended December 31,
	2024	2023
United States
Product sales	$34,082	$26,613
Services	9,570	11,206
Total United States	43,652	37,819
Canada
Product sales	74,654	71,946
Services	27,781	26,161
Total Canada	102,435	98,107
Other Countries
Product sales	4,310	1,888
Services	12,160	4,657
Total other countries	16,470	6,545
Total
Product sales	113,046	100,447
Services	49,511	42,024
Total revenues	$162,557	$142,471

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets) by geographic area (in thousands):

	December 31,	December 31,
	2024	2023
United States	$13,455	$15,673
Canada	10,240	10,782
Other Countries	3,499	1,728
	$27,194	$28,183

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the current contract liabilities for the periods indicated (in thousands):

Balance at December 31, 2022	$51
Additions	432
Revenue recognized	(23)
Balance at December 31, 2023	$460
Additions	278
Revenue recognized	(515)
Balance at December 31, 2024	$223

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of December 31, 2024 and 2023 is included in other current liabilities on the applicable accompanying consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required.

Contracts with Multiple Performance Obligations

Substantially all of our product and services revenues are considered a single performance obligation. Our tracer self-service product line, which constitutes a small percentage of our total revenue for the years ended December 31, 2024 and 2023, is comprised of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line are determined as (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Inventories, net

Inventories consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$2,085	$2,395
Work in process	291	559
Finished goods	38,595	38,658
Total inventories, net	$40,971	$41,612

Note 6. Other Current Receivables

Other current receivables consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Current income tax receivables	$1,743	$1,418
Employee receivables	165	249
Other receivables	3,235	2,375
Total other current receivables	$5,143	$4,042

Other receivables as of December 31, 2024 and 2023, included the following: (i) a receivable of $1.1 million associated with royalty agreements for amounts earned during the fourth quarter of 2024 which are deemed probable and estimable, with no corresponding receivable as of December 31, 2023, reflecting an increase in royalties earned with new license agreements entered into during 2024, as well as an established cadence for estimating the amount of such royalties and collecting from licensees; (ii) the liquidation of a $1.3 million company-owned life insurance policy (“COLI”) in 2024 to fund the settlement of liabilities associated with a non-qualified deferred compensation plan that was terminated in late 2023, whereby the remaining funds were distributed to plan participants in December 2024, reducing the COLI asset to zero, compared to an asset of $1.2 million as of December 31, 2023; and (iii) a receivable of $1.4 million and $0.9 million at December 31, 2024 and 2023, respectively, associated with a technical services and assistance agreement with our local partner in Oman, as further described below.

The technical services and assistance agreement constituted a collaborative arrangement between us and our Omani partner, whereby we provided chemical and radioactive tracers at stated contract prices with revenue recognized on the delivery of these materials when performance obligations were met, as well as technical support, training, literature and further technical assistance to our local partner, for which we shared equally the net profit or loss, excluding certain non-cash items arising out of the specified contractual arrangement, calculated at the end of each calendar year. A portion of this profit-sharing income is allocated to tracer diagnostics services based upon the ratio of the standalone fair value of the tracer chemicals and the profit-sharing elements of the contractual arrangement. For the years ended December 31, 2024 and 2023, we have recorded tracer diagnostics services revenue of $1.7 million and $1.4 million, respectively, and other income, net totaling $1.0 million and $0.8 million, respectively, in the consolidated statements of operations. The contract between our Omani partner and the state-owned oil and gas company of Oman expired in November 2024, effectively ending our collaborative arrangement regarding the profit-sharing component of this agreement. However, we expect to continue to sell tracer chemicals to our Omani partner in the future.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment

Property and equipment by major asset class consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Land	$1,501	$1,630
Building and improvements	6,792	7,742
Machinery and equipment	19,769	19,435
Computers and software	2,175	2,408
Furniture and fixtures	460	722
Vehicles	128	265
Right of use assets - finance leases	13,751	12,709
	44,576	44,911
Less: Accumulated depreciation and amortization	(23,519)	(21,912)
	21,057	22,999
Construction in progress	226	337
Property and equipment, net	$21,283	$23,336

The following table presents the depreciation expense associated with the respective income statement line items for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cost of sales
Cost of product sales	$1,911	$1,613
Cost of services	766	592
Selling, general and administrative expenses	1,923	1,742
Total depreciation	$4,600	$3,947

The table above includes depreciation expense associated with finance leases for buildings, equipment and software, as well as vehicles for our transportation fleet. See “Note 15. Leases.”

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the years ended December 31, 2024 and 2023, respectively, and accordingly no impairment loss has been recorded.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	December 31,	December 31,
	2024	2023
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. If an impairment loss occurs, we separately disclose it in the consolidated statements of operations, as applicable. See “Note 2. Summary of Significant Accounting Policies, Impairments” for additional information.

As of December 31, 2024 and 2023, we elected to perform a qualitative assessment for Repeat Precision, our only reportable unit with goodwill, and determined it is more likely than not that the goodwill totaling $15.2 million has a fair value that exceeds its net carrying value. Therefore, no goodwill impairment has been recorded for the years ended December 31, 2024 and 2023, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		December 31, 2024
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,122)	$2,836
Customer relationships	10	4,100	(3,246)	854
Total identifiable intangibles		$8,058	$(4,368)	$3,690

		December 31, 2023
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(863)	$3,095
Customer relationships	10	4,100	(2,836)	1,264
Total amortizable intangible assets		$8,058	$(3,699)	$4,359
Technology - not subject to amortization	Indefinite	48	—	48
Total identifiable intangibles		$8,106	$(3,699)	$4,407

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We did not incur costs to renew or extend the term of acquired intangible assets during the years ended December 31, 2024 and 2023. Substantially all identifiable intangibles as of December 31, 2024 and 2023 are related to our Repeat Precision asset group.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. See “Note 2. Summary of Significant Accounting Policies, Impairments” for additional information. As of December 31, 2024, we determined that the carrying value of our indefinite-lived intangible asset was no longer recoverable and the associated fair value was zero. Therefore, we recorded an impairment charge of less than $0.1 million in the fourth quarter of 2024 to retire this indefinite-lived asset, which was recognized in amortization expense in our consolidated statements of operations. We evaluated potential triggering events and determined there were no triggering events that indicated potential impairment of our identifiable definite-lived intangibles. Therefore, we did not record any impairment charges related to our identifiable intangibles with definite lives for the years ended December 31, 2024 or 2023, respectively.

Total amortization expense, which is associated with SG&A expenses on the consolidated statements of operations, was $0.7 million for each of the years ended December 31, 2024 and 2023, respectively.

The total weighted average amortization period for intangible assets is 14 years and estimated future amortization expense by year is as follows (in thousands):

2025	$669
2026	669
2027	293
2028	259
2029	259
Thereafter	1,541
Total	$3,690

Note 9. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Accrued payroll and bonus	$7,601	$2,255
Property and franchise taxes accrual	251	251
Severance and other termination benefits	—	436
Accrued other miscellaneous liabilities	499	760
Total accrued expenses	$8,351	$3,702

Accrued payroll and bonus includes an annual incentive bonus accrual based on operating performance of $6.1 million and $0.9 million as of December 31, 2024 and 2023, respectively.

During 2023, we implemented certain restructuring efforts to streamline our operations, including headcount reductions and facility consolidations, subletting a portion of this space under operating leases to generate sublet income to reduce rent expense for these facilities. In connection with these restructuring efforts, we incurred severance and other charges of $1.9 million in 2023, a portion of which was associated with the acceleration of non-cash share-based compensation. Of this amount, we paid $1.1 million in 2023 and $0.4 million in 2024, with no remaining severance and other termination benefits accrual associated with these restructuring efforts.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

Our long-term debt consists of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	8,142	8,156
Total debt	8,142	8,156
Less: current portion	(2,141)	(1,812)
Long-term debt	$6,001	$6,344

The estimated fair value of total debt as of  December 31, 2024 and 2023 was $7.2 million and $7.1 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

ABL Facility

In May 2022, we entered into an ABL Facility, where credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). In April 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate.

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, of which borrowing up to $10.0 million can be made in Canadian dollars and funding of $7.5 million can be available for letters of credit. Total borrowings available to the borrowers under the ABL Facility may be limited subject to a borrowing base calculated on the sum of cash in a specified pledged account, eligible accounts receivables and eligible inventory, provided such eligible balances cannot include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  December 31, 2024 was $20.1 million. The ABL Facility will mature in  May 2027. As of December 31, 2024 and 2023, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at December 31, 2024 was 6.9%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.2 million for each of the years ended December 31, 2024 and 2023.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of December 31, 2024, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and less than $0.1 million associated with the April 2024 amendment, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.2 million for each of the years ended December 31, 2024 and 2023, was included in interest expense, net.

Repeat Precision Promissory Note

In February 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note had been renewed several times. In May 2024, the Repeat Precision Promissory Note was renewed with an aggregate borrowing capacity of $2.5 million, lowered from an aggregate borrowing capacity of $4.3 million. The Repeat Precision Promissory Note is scheduled to mature in  May 2025 and bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at December 31, 2024 was 8.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of December 31, 2024 and 2023, there was no outstanding indebtedness under the promissory note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and its subsidiary and is not guaranteed by any other NCS entity.

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canada Patent Matters

●    In July 2018, we filed a patent infringement lawsuit seeking unspecified damages against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada (“Canada Court”), alleging that Kobold’s fracturing tools and methods infringe on several of our Canadian patents. In  July 2019, Kobold filed a counterclaim seeking unspecified damages alleging that our fracturing tools and methods infringe on their patent. The patent infringement litigation against Kobold and their counterclaim was heard in early 2022.

In October 2023, the judge rendered a decision against us holding that our asserted patents are invalid and that we are infringing the Kobold asserted patent. The Canada Court ordered us to pay Kobold approximately $1.8 million in costs and disbursements, including taxes payable thereon, and granted an injunction prohibiting us from any further infringement of their patent. This amount was paid to Kobold in November 2023 and was included in provision for litigation, net of recoveries in the accompanying consolidated statement of operations for the year ended December 31, 2023.

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court. We expect the appeal to be heard in early 2025, and a decision granted by late 2025. As we cannot predict with certainty the outcome of the appeal, we believe a loss is reasonably possible, but such a loss is not probable or reasonably estimable as of December 31, 2024. If we do not prevail in the appeal phase, the damages portion would then be decided by the Canada Court and we do not know what damages, if any, will be awarded to Kobold. We would expect any damages awarded to be more modest because of the relative ease and minimal cost in implementing changes to our product to comply with the injunction, with such changes resulting in no significant commercial impact to date. In  July 2024, Kobold filed a motion with the Canada Court regarding whether the injunction allowed us to modify our product or, as Kobold contends, we needed to destroy or deliver the product to Kobold. If the Canada Court agrees with Kobold, it  may impose a fine or other remedy against the Company.

●    In April 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in the Canada Court, alleging that our fracturing tools infringe on their Canadian patents. In the summary judgment phase, we have successfully dismissed some of the asserted products. However, we were not able to dismiss all of the claims because there remained factual determinations that were not possible in a summary judgment proceeding for our other products. We believe we have strong arguments of invalidity and non-infringement in this matter. We expect the trial for this matter to be heard in late 2026.

Other Patent Matters

In connection with patent infringement claims regarding U.S. Patent No. 10,465,445 (“the '445 Patent”), we received favorable jury verdicts against Nine Energy Services, Inc. (“Nine”) and TCO AS (“TCO”) in the Western District of Texas, Waco Division (“Waco District Court”). In January 2022, the jury awarded NCS approximately $0.5 million in damages against Nine, and in August 2022, the jury awarded NCS approximately $1.9 million in damages against TCO. At subsequent hearings in December 2022 and May 2024, respectively, the Waco District Court awarded supplemental damages, interest, and costs, and ordered both Nine and TCO to pay ongoing royalties for their sales of infringing casing flotation devices for the life of the '445 Patent. To date, Nine and TCO have secured over $6.0 million in total for the amounts owed in connection with the judgment. Both parties have appealed their respective decisions. Nine and TCO filed their respective opening appellate briefs in late 2024, and we have filed our responses in early 2025. We expect a resolution to these matters in 2026. As the decisions are subject to appeal, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

Texas Matter

NCS was a defendant in a lawsuit in the District Court of Winkler County, Texas (the “Texas Matter”) that was settled in December 2023, whereby our insurance carrier agreed to pay the mutually-agreed settlement amounts to the plaintiff in settlement of all liabilities, resulting in no cash payments by NCS. The lawsuit was filed in September 2019 by plaintiffs Boyd & McWilliams Energy Group, Inc. et. al. claiming damage to their wells in 2018 resulting from an alleged product defect related to components provided by a third-party supplier. As of December 31, 2023, we recorded an insurance receivable for the agreed to but unpaid insurance recoveries of $15.0 million and maintained a corresponding provision for legal contingencies. The settlement was fully paid by the insurance carrier in January 2024.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wyoming Matter

NCS was a defendant in a lawsuit in a state district court in Wyoming, which settled in August 2023 (the “Wyoming Matter”). The claim related to an alleged service issue by our personnel during completion operations. The parties agreed to a settlement, which was paid on NCS’s behalf under a policy of insurance, and NCS received $0.6 million as reimbursement of unpaid invoices from the plaintiff, which we recorded as other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2023.

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

Note 12. Stockholders’ Equity

Authorized and Outstanding Shares

As of December 31, 2024 and 2023, we had 11,250,000 shares of common stock authorized to be issued. As of December 31, 2024 and 2023, 2,507,430 and 2,443,744 shares of common stock were outstanding, respectively. As of December 31, 2024 and 2023, the number of our authorized shares of preferred stock included 10,000,000 shares, with none outstanding.

Voting

The holders of common stock are entitled to one vote for each share of common stock held.

Dividends

The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board, to the extent permitted under the ABL Facility. No dividends were declared during the years ended December 31, 2024 and 2023.

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

The 2017 Plan provides for awards of stock options, stock appreciation rights, restricted stock awards, RSUs, stock awards and performance awards. Awards under the 2017 Plan may be granted to any employee, non-employee director, consultant or other personal service provider of NCS. The 2017 Plan is administered by a plan administrator, which is the Compensation, Nominating and Governance Committee or such other committee of the Board or the Board as a whole, in each case as determined by the Board. The maximum aggregate number of shares available to be issued under the 2017 Plan is 626,626 shares. As of December 31, 2024, the total number of shares available for future issuance under the 2017 Plan is 185,281 shares.

Restricted Stock Units

We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the members of our Board generally vest on the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU activity during the year ended  December 31, 2024:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	133,499	$30.55
Granted	24,366	15.35
Vested	(84,939)	30.40
Forfeited	(826)	42.90
Non-vested at December 31, 2024	72,100	$25.44

The total value of RSUs that vested and were released was $1.3 million and $1.1 million during the years ended December 31, 2024 and 2023. For 2024 and 2023, the income tax benefit recognized for RSUs was $0.2 million for each year. As of December 31, 2024, there was $0.7 million of total unrecognized compensation cost related to RSUs, which we expect to recognize over a weighted average period of one year, and there are 45,366 vested RSUs that have not been released.

Equivalent Stock Unit Awards

When ESUs are granted to employees, they are valued at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs are settled in cash, we record a liability which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board.

The following table summarizes ESU activity during the year ended  December 31, 2024:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	140,039	$30.25
Granted	202,225	15.35
Vested	(63,710)	32.34
Forfeited	(826)	42.90
Non-vested at December 31, 2024	277,728	$18.88

During the years ended December 31, 2024 and 2023, we paid $1.0 million and $1.7 million, respectively, upon settlement of the ESUs. As of December 31, 2024, the total liability for ESUs was $2.4 million.

Performance Stock Unit Awards

PSUs are granted to certain executives and provide for the recipients to receive a grant of shares of common stock based upon the achievement of certain performance goals over a specified period established by the Compensation, Nominating, and Governance Committee. The number of PSUs ultimately issued is dependent upon our total shareholder return relative to our performance peer group (“relative TSR”) over a three-year performance period. Each PSU associated with the March 2024 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2027. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs. For the PSUs granted in March 2023 and November 2022, each PSU will settle for between zero and two shares of our common stock. the threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding PSUs grant date fair values were measured using a Monte Carlo simulation with the following assumptions and the resulting weighted-average grant date fair value per share:

	March 2024	March 2023	November 2022
Grant date	March 7, 2024	March 2, 2023	November 1, 2022
Performance period	January 1, 2024 to December 31, 2026	January 1, 2023 to December 31, 2025	January 1, 2023 to December 31, 2025
Volatility	63.5%	75.2%	95.6%
Risk-free interest rate	4.3%	4.6%	4.4%
Expected dividends	—%	—%	—%
Grant date price	$15.35	$24.49	$30.50
Weighted-average fair value per share	$15.27	$36.02	$49.52

The following table summarizes PSU activity during the year ended  December 31, 2024:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	54,358	$53.11
Granted	56,157	15.27
Vested	—	—
Forfeited	(17,454)	71.28
Non-vested at December 31, 2024	93,061	$26.87

As of December 31, 2024, there was $1.1 million of total unrecognized compensation cost related to PSUs, which we expect to recognize over a weighted average period of two years.

Stock Options

Stock options were previously granted to our officers, key employees, and Board but have not been awarded since 2017. Stock options generally vested annually in equal increments over three or five years and have a 10-year term. We estimated the fair value of each option grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model required estimates of key assumptions based on both historical information and management judgment regarding market factors and trends, including the expected volatility of the price of our stock, the risk-free rate, the expected term of the options and the expected dividend yield of our common stock.

The following table summarizes stock option activity during the year ended  December 31, 2024:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	4,242	$222.66	1.52
Expired during the year	(1,950)	191.20
Outstanding at December 31, 2024	2,292	$249.42	1.40
Exercisable as of December 31, 2024	2,292	$249.42	1.40

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in the money options. As of December 31, 2024, we had no outstanding in the money options and no outstanding and exercisable aggregate intrinsic values. No options were exercised during the years ended December 31, 2024 and 2023.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Share Based Compensation Expense

The following table summarizes share-based compensation expense recognized in SG&A expense in our consolidated statements of operations and our related tax benefit for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Restricted stock units	$1,631	$2,657
Equivalent stock units	2,466	1,201
Performance stock unit awards	1,116	1,507
Total share-based compensation expense	$5,213	$5,365
Related income tax benefit	$322	$361

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

Our contributions to all of these benefit plans were $1.0 million for each of the years ended December 31, 2024 and 2023, respectively.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Leases

Supplemental balance sheet information related to leases are as follows (in thousands):

		December 31,	December 31,
Leases	Consolidated Balance Sheet Classification	2024	2023
Assets
Operating (1)	Operating lease assets	$5,911	$4,847
Finance (2)	Property and equipment, net	7,721	7,985
Total leased right-of-use assets		$13,632	$12,832

Liabilities
Current
Operating (1)	Operating lease liabilities	$1,602	$1,583
Finance	Current maturities of long-term debt	2,141	1,812

Noncurrent
Operating (1)	Operating lease liabilities, long-term	4,891	3,775
Finance	Long-term debt, less current maturities	6,001	6,344
Total lease liabilities		$14,635	$13,514

(1)

During the year ended December 31, 2024, Repeat Precision entered into a new six-year operating lease for an existing manufacturing plant in Ojinaga, Mexico, with a three-year renewal option, for which we recorded an operating lease ROU asset and corresponding liability of $2.3 million for this lease. NCS also entered into an operating lease for a sales and service facility in Oklahoma City, Oklahoma, with a term of 62 months, and recorded a ROU asset and corresponding liability of $0.3 million. In addition, NCS entered into an operating lease to reduce square footage for a sales and administrative office in downtown Calgary, with a term of 72 months, and recorded a ROU asset and leasehold improvement and corresponding liability of $0.5 million. During the year ended December 31, 2023, we relocated to a new facility in Red Deer, Alberta, Canada, for which we recorded an operating lease ROU asset and leasehold improvement and corresponding liability of $1.7 million. This operating lease has a term of approximately five years.

(2)	Finance lease right-of-use assets are presented net of accumulated amortization of $6.0 million and $4.7 million as of December 31, 2024 and 2023, respectively.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense are as follows (in thousands):

		Year Ended December 31,
	Consolidated Statements of Operations
Lease Cost	Classification	2024	2023
Finance lease cost:
Amortization of right-of-use assets	Depreciation	$2,140	$1,752
Interest on lease liabilities	Interest expense, net	553	443
Operating lease cost	Cost of sales; Selling, general and administrative expenses	1,420	1,445
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	866	855
Total lease cost		$4,979	$4,495

Total operating lease expense included in the consolidated statements of operations was $2.3 million for each of the years ended December 31, 2024 and 2023.

Supplemental cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	December 31,	December 31,
Supplemental Cash Flow Disclosures	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,769	$1,683
Operating cash flows from finance leases	553	443

	December 31,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years):
Operating leases	5.1	3.3
Finance leases	4.0	5.0
Weighted-average discount rate:
Operating leases	4.7%	4.7%
Finance leases	5.9%	5.2%

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$1,991	$2,606
2026	1,763	2,355
2027	1,347	1,649
2028	776	1,208
2029	528	955
Thereafter	1,469	461
Total lease payments	$7,874	$9,234
Less: interest	(1,381)	(1,092)
Present value of lease liabilities	$6,493	$8,142

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes

The provision (benefit) from income taxes consists of the following for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Current tax expense (benefit)
U.S. Federal	$348	$(114)
State	44	54
Foreign	104	(324)
Total current	496	(384)
Deferred tax expense
U.S. Federal	$142	$103
State	(69)	—
Foreign	(453)	49
Total deferred	(380)	152
Total income taxes	$116	$(232)

The following is the domestic and foreign components of our income (loss) before income taxes for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
U.S. Federal	$12,706	$1,256
Foreign	(4,452)	(4,599)
Income (loss) before income tax	$8,254	$(3,343)

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Income tax at federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Foreign taxes on U.S. income	3.9%	(2.7)%
Non-controlling interest gain/losses	1.7%	(3.8)%
Nondeductible expenses	3.1%	(5.2)%
Deductible foreign taxes	(1.3)%	1.4%
Non U.S. income taxed at different rates	(0.1)%	18.5%
Foreign income inclusion	(2.5)%	1.6%
Foreign branch income/loss	(1.9)%	3.7%
Research and other tax credits	(4.4)%	20.8%
Stock-based compensation	7.5%	(18.2)%
State taxes	—%	(12.3)%
Change in valuation allowance	(25.2)%	(20.9)%
Other	(0.4)%	3.0%
Income tax	1.4%	6.9%

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded a tax expense of $0.1 million and a tax benefit of $0.2 million for the years ended December 31, 2024 and 2023, respectively. The income tax expense (benefit) for the years ended December 31, 2024 and 2023 primarily relates to results generated by our United States, Canada, and certain other foreign businesses. The income tax provision for each of the years ended December 31, 2024 and 2023, does not include the effects of losses within the United States, Canada, or other jurisdictions, from which we cannot currently benefit. In addition, for each of the years ended December 31, 2024 and 2023, the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets derived from net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For both the years ended December 31, 2024 and 2023, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax accounting income. See further discussion of establishment of the deferred tax valuation allowance at “Note 2. Summary of Significant Accounting Policies, Income Taxes.”

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Accruals not currently deductible	$2,546	$2,947
Depreciation and amortization	7,760	8,761
R&D credits	1,208	1,023
Tax loss carryforward	2,113	4,333
Other	2,620	1,798
	16,247	18,862
Valuation allowance for deferred tax assets	(16,009)	(18,758)
Total deferred tax assets	238	104
Deferred tax liabilities
Foreign currency translation	—	(287)
Total deferred tax liabilities	—	(287)
Net deferred tax assets (liabilities)	$238	$(183)

The above are included in the accompanying consolidated balance sheet as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets—noncurrent	$424	$66
Deferred income tax liabilities—noncurrent	(186)	(249)
Net deferred tax assets (liabilities)	$238	$(183)

Our valuation allowance for deferred tax assets totaled $16.0 million and $18.8 million as of December 31, 2024 and 2023, respectively, and is primarily related to the United States and Canada. A valuation allowance has been provided for $12.2 million and $14.6 million against U.S. deferred tax assets as of December 31, 2024 and 2023, respectively. Also, a valuation allowance has been provided for $3.7 million and $3.9 million against Canadian deferred tax assets as of December 31, 2024 and 2023, respectively. We believe we have not met the more likely than not condition of realizing the benefits of these assets based on management’s position regarding the existence of sufficient projected taxable income of the appropriate character.

As of December 31, 2024 and 2023, there were no material amounts that had been accrued with respect to uncertain tax positions. We believe that there are no tax positions taken or expected to be taken as of December 31, 2024 and 2023 that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. We file income tax returns in the United States, Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2021 and subsequent years remain open for examination and our Canadian income tax returns for 2020 and subsequent years remain open for examination.

As of December 31, 2024, we have U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $3.0 million and $4.4 million, respectively. Of these amounts, $3.0 million and $2.0 million, respectively, do not expire, the remaining $2.4 million of state NOLs expire between 2037 and 2044. We have U.S. federal foreign tax credits of approximately $0.4 million, which expire between 2027 and 2028.

In Canada, we have capital NOL carryforwards, Scientific Research and Experimental Development (“SR&ED”) NOL carryforwards, and non-capital NOL carryforwards of approximately $1.2 million, $1.1 million, and $2.7 million, respectively. The capital NOLs and SR&ED NOLs do not expire, and the non-capital NOLs expire between 2042 and 2044. We have Canadian SR&ED credit carryforwards of approximately $1.1 million, which expire between 2042 and 2044.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator
Net income (loss)	$8,138	$(3,111)
Less: income attributable to non-controlling interest	1,545	42
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$6,593	$(3,153)

Denominator
Basic weighted average number of shares	2,539	2,473
Dilutive effect of other equity awards	51	—
Diluted weighted average number of shares	2,590	2,473

Earnings (loss) per common share
Basic	$2.60	$(1.27)
Diluted	$2.55	$(1.27)

Potentially dilutive securities excluded as anti-dilutive	48	146

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2024.

In addition, since we are a non-accelerated filer, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting as long as we remain a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended  December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The other information required by this Item will be included in the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2025 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information relating to the number of shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2024, including the 2017 Plan, the 2012 Plan, and the Employee Stock Purchase Plan (the “ESPP”):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans
Approved by stockholders	212,819	$249.42	271,697
Not approved by stockholders	—	$—	—

(1)

Includes common stock underlying shares to be issued in connection with vested RSUs subject to delayed settlement. Also, includes common stock underlying outstanding PSUs, stock options and RSUs. The number of shares subject to outstanding PSUs is based on the target number of shares subject to each award, but the number of shares issued could be higher if performance metrics are met.

(2)	RSUs and PSUs are excluded when determining the weighted-average exercise price.
(3)	Includes 86,416 shares remaining available for issuance under the ESPP, which was suspended for future offering periods beginning on July 1, 2019.

The other information required by this Item will be included in the Company’s 2025 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2025 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s 2025 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

	10.2	Amended Credit Agreement, dated as of April 16, 2024, by and among NCS Multistage Holdings, Inc., Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., and the other loan parties thereto and JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38071) filed on May 2, 2024).
†	10.3	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2023).
†	10.4

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

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Michael Morrison, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).

†	10.23

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ryan Hummer, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).

†	10.24

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Tim Willems, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).

†	10.25

Employment Agreement between NCS Multistage Holdings, Inc. and James King, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-38071) filed on March 8, 2021).

†	10.26

Amended and Restated Employment Agreement between NCS Multistage Holdings, Inc. and Ori Lev, dated as of July 17, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38071) filed on August 1, 2024).

†	10.27	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on April 17, 2017).
	10.28

Subscription Agreement, dated as of December 22, 2015, by and between NCS Multistage Holdings, Inc. (formerly known as Pioneer Super Holdings, Inc.) and Advent-NCS Acquisition Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-216580) filed on March 9, 2017).

*	19.1	Insider Trading Policy, dated October 30, 2024.
*	21.1	List of subsidiaries of the Company.
*	23.1	Consent of Grant Thornton LLP.
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1

Incentive-Based Compensation Recovery Policy, dated October 26, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-38071) filed on March 8, 2024).

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

Date: March 10, 2025	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2025.

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