Form 10-Q
period 2025-03-31
NCS Multistage Holdings, Inc.
filed 2025-05-01
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, there were 2,540,849 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$22,997	$25,880
Accounts receivable—trade, net	38,403	31,513
Inventories, net	40,756	40,971
Prepaid expenses and other current assets	1,852	2,063
Other current receivables	5,033	5,143
Total current assets	109,041	105,570
Noncurrent assets
Property and equipment, net	20,477	21,283
Goodwill	15,222	15,222
Identifiable intangibles, net	3,523	3,690
Operating lease assets	5,773	5,911
Deposits and other assets	660	712
Deferred income taxes, net	422	424
Total noncurrent assets	46,077	47,242
Total assets	$155,118	$152,812
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$11,751	$8,970
Accrued expenses	5,348	8,351
Income taxes payable	1,103	683
Operating lease liabilities	1,676	1,602
Current maturities of long-term debt	2,250	2,141
Other current liabilities	1,737	3,672
Total current liabilities	23,865	25,419
Noncurrent liabilities
Long-term debt, less current maturities	5,370	6,001
Operating lease liabilities, long-term	4,662	4,891
Other long-term liabilities	207	206
Deferred income taxes, net	178	186
Total noncurrent liabilities	10,417	11,284
Total liabilities	34,282	36,703
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,607,362 shares issued and 2,540,849 shares outstanding at March 31, 2025 and 2,563,979 shares issued and 2,507,430 shares outstanding at December 31, 2024	26	26
Additional paid-in capital	447,936	447,384
Accumulated other comprehensive loss	(87,615)	(87,604)
Retained deficit	(254,968)	(259,024)
Treasury stock, at cost, 66,513 shares at March 31, 2025 and 56,549 shares at December 31, 2024	(2,211)	(1,943)
Total stockholders' equity	103,168	98,839
Non-controlling interest	17,668	17,270
Total equity	120,836	116,109
Total liabilities and stockholders' equity	$155,118	$152,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Product sales	$35,066	$31,758
Services	14,939	12,100
Total revenues	50,005	43,858
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	20,352	19,692
Cost of services, exclusive of depreciation and amortization expense shown below	7,798	6,595
Total cost of sales, exclusive of depreciation and amortization expense shown below	28,150	26,287
Selling, general and administrative expenses	16,195	13,830
Depreciation	1,204	1,073
Amortization	167	167
Income from operations	4,289	2,501
Other income (expense)
Interest expense, net	(42)	(100)
Other income, net	883	1,137
Foreign currency exchange loss, net	(3)	(498)
Total other income	838	539
Income before income tax	5,127	3,040
Income tax expense	673	487
Net income	4,454	2,553
Net income attributable to non-controlling interest	398	483
Net income attributable to NCS Multistage Holdings, Inc.	$4,056	$2,070
Earnings per common share
Basic earnings per common share attributable to NCS Multistage Holdings, Inc.	$1.58	$0.83
Diluted earnings per common share attributable to NCS Multistage Holdings, Inc.	$1.51	$0.82
Weighted average common shares outstanding
Basic	2,568	2,508
Diluted	2,686	2,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$4,454	$2,553
Foreign currency translation adjustments, net of tax of $0	(11)	(496)
Comprehensive income	4,443	2,057
Less: Comprehensive income attributable to non-controlling interest	398	483
Comprehensive income attributable to NCS Multistage Holdings, Inc.	$4,045	$1,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2024	—	$—	2,563,979	$26	$447,384	$(87,604)	$(259,024)	(56,549)	$(1,943)	$17,270	$116,109
Share-based compensation	—	—	—	—	552	—	—	—	—	—	552
Net income	—	—	—	—	—	—	4,056	—	—	398	4,454
Vesting of restricted stock	—	—	43,383	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,964)	(268)	—	(268)
Currency translation adjustment	—	—	—	—	—	(11)	—	—	—	—	(11)
Balances as of March 31, 2025	—	$—	2,607,362	$26	$447,936	$(87,615)	$(254,968)	(66,513)	$(2,211)	$17,668	$120,836

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393
Share-based compensation	—	—	—	—	766	—	—	—	—	—	766
Net income	—	—	—	—	—	—	2,070	—	—	483	2,553
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	57,830	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(15,866)	(237)	—	(237)
Currency translation adjustment	—	—	—	—	—	(496)	—	—	—	—	(496)
Balances as of March 31, 2024	—	$—	2,540,626	$25	$445,404	$(86,248)	$(263,547)	(54,918)	$(1,913)	$17,758	$111,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$4,454	$2,553
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,371	1,240
Amortization of deferred loan costs	52	51
Share-based compensation	1,445	902
Provision for inventory obsolescence	(35)	316
Deferred income tax expense	1	5
Gain on sale of property and equipment	(36)	(172)
Provision for credit losses	42	—
Net foreign currency unrealized loss (gain)	(849)	373
Proceeds from note receivable	—	61
Changes in operating assets and liabilities:
Accounts receivable—trade	(6,978)	(10,282)
Inventories, net	200	1,521
Prepaid expenses and other assets	890	29
Accounts payable—trade	3,742	2,355
Accrued expenses	(3,003)	130
Other liabilities	(3,273)	(1,339)
Income taxes receivable/payable	332	377
Net cash used in operating activities	(1,645)	(1,880)
Cash flows from investing activities
Purchases of property and equipment	(464)	(299)
Purchase and development of software and technology	—	(13)
Proceeds from sales of property and equipment	13	176
Net cash used in investing activities	(451)	(136)
Cash flows from financing activities
Payments on finance leases	(522)	(449)
Line of credit borrowings	1,963	1,158
Payments of line of credit borrowings	(1,963)	(602)
Treasury shares withheld	(268)	(237)
Distribution to noncontrolling interest	—	(500)
Net cash used in financing activities	(790)	(630)
Effect of exchange rate changes on cash and cash equivalents	3	(70)
Net change in cash and cash equivalents	(2,883)	(2,716)
Cash and cash equivalents beginning of period	25,880	16,720
Cash and cash equivalents end of period	$22,997	$14,004
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$—	$696
Assets obtained in exchange for new operating lease liabilities	$244	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our” and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well construction, well completions and field development strategies. We offer our products and services primarily to exploration and production (“E&P”) companies for use both in onshore and offshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa and Oklahoma City, Oklahoma; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

Basis of Presentation

Our accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). We consolidate Repeat Precision, LLC and its subsidiary (“Repeat Precision”), an entity in which we own a 50% interest and have a controlling voting interest, operating in the United States and Mexico. The other party’s 50% ownership interest is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Significant Accounting Policies

Our significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in our Annual Report.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves income tax disclosures including a requirement to present specific categories in the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, certain disclosures pertaining to income taxes paid (net of refunds received) and amendments to other disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2024 and should be applied prospectively although retrospective application is permitted. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Segment and Geographic Information

We sell complementary products and services largely to E&P customers in the oil and gas industry, through one reportable segment. See “Note 3. Segment and Geographic Information” to our consolidated financial statements of our Annual Report for a more detailed description. We manage our activities on a consolidated basis applying qualitative factors including the nature of the products and services, the nature and commonality of production processes, a shared customer base primarily in North America, the scope of geographic operations and a common industry and regulatory environment. Our chief operating decision maker (“CODM”) is the Chief Executive Officer.

We evaluate our performance on a consolidated basis by reviewing key income statement items such as revenue, gross margin, and net income, as well as other specific balance sheet and cash flow items; comparing certain key financial figures to financial guidance; and evaluating our share price performance and estimated trading multiple relative to selected peers.

Our CODM utilizes the GAAP measures of net income and cash flow from operations as primary measures of profitability and cash flow, respectively, as well as secondary non-GAAP measures of Adjusted EBITDA and free cash flow. The CODM assesses segment performance using these measures, and he decides how to allocate resources, which may include evaluating the budget, current forecast and our consolidated cash position, with periodic review of our market share and our common stock performance relative to peers. The CODM assesses business performance consistent with the presentation on our consolidated financial statements, supplemented with a review of certain significant selling, general and administrative (“SG&A”) expense categories.

The following table summarizes significant SG&A expenses that are not separately presented on our consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Payroll and employee benefits	$9,952	$8,595
Share-based compensation	1,445	902
Professional services	2,202	1,727
Insurance	491	524
Software and hardware	575	511
Other	1,530	1,571
Total SG&A	16,195	13,830

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended
	March 31,
	2025	2024
United States
Product sales	$6,867	$7,767
Services	2,505	2,244
Total United States	9,372	10,011
Canada
Product sales	26,843	22,675
Services	10,875	8,994
Total Canada	37,718	31,669
Other Countries
Product sales	1,356	1,316
Services	1,559	862
Total other countries	2,915	2,178
Total
Product sales	35,066	31,758
Services	14,939	12,100
Total revenues	$50,005	$43,858

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets) by geographic area (in thousands):

	March 31,	December 31,
	2025	2024
United States	$12,715	$13,455
Canada	9,850	10,240
Other Countries	3,685	3,499
Total	$26,250	$27,194

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

The following table presents the current contract liabilities as of  March 31, 2025 and  December 31, 2024 (in thousands):

Balance at December 31, 2024	$223
Additions	186
Revenue recognized	—
Balance at March 31, 2025	$409

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of March 31, 2025 and  December 31, 2024 is included in other current liabilities on the applicable condensed consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. No revenue was recognized from the contract liability balance for the three months ended March 31, 2025. There was $0.3 million in revenue recognized from the contract liability balance for the three months ended March 31, 2024.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories, net

Inventories consist of the following as of March 31, 2025 and  December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$1,983	$2,085
Work in process	268	291
Finished goods	38,505	38,595
Total inventories, net	$40,756	$40,971

Note 5.  Other Current Receivables

Other current receivables consist of the following as of March 31, 2025 and  December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Current income tax receivables	$1,828	$1,743
Employee receivables	154	165
Other receivables	3,051	3,235
Total other current receivables	$5,033	$5,143

Other receivables as of March 31, 2025 and December 31, 2024, included the following: (i) a receivable of $1.0 million and $1.1 million, respectively, associated with royalty agreements, for amounts deemed probable and estimable, but not yet received as of the balance sheet date, and (ii) a receivable of $1.4 million, net of withholding tax, associated with a technical services and assistance agreement with our local partner in Oman, pursuant to a collaborative arrangement that ended in November 2024. We expect to collect the receivable from our Omani partner during the second quarter, which is consistent with the timing of receipt in the prior year.

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2025 and  December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Land	$1,501	$1,501
Building and improvements	6,687	6,792
Machinery and equipment	20,092	19,769
Computers and software	2,176	2,175
Furniture and fixtures	466	460
Vehicles	130	128
Right of use assets - finance leases	13,607	13,751
	44,659	44,576
Less: Accumulated depreciation and amortization	(24,302)	(23,519)
	20,357	21,057
Construction in progress	120	226
Property and equipment, net	$20,477	$21,283

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of sales
Cost of product sales	$503	$468
Cost of services	212	148
Selling, general and administrative expenses	489	457
Total depreciation	$1,204	$1,073

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three months ended March 31, 2025 and 2024, and accordingly no impairment loss has been recorded.

Note 7.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of March 31, 2025 and 2024, we did not identify any triggering events that would indicate potential impairment for Repeat Precision, our only reportable unit with goodwill. Therefore, no goodwill impairment has been recorded for the three months ended March 31, 2025 and 2024.

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2025
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,186)	$2,772
Customer relationships	10	4,100	(3,349)	751
Total identifiable intangibles		$8,058	$(4,535)	$3,523

		December 31, 2024
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,122)	$2,836
Customer relationships	10	4,100	(3,246)	854
Total identifiable intangibles		$8,058	$(4,368)	$3,690

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with SG&A expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended March 31, 2025 and 2024.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of March 31, 2025 and 2024, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangibles, which are substantially related to our Repeat Precision asset group. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three months ended March 31, 2025 and 2024.

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2025 and  December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued payroll and bonus	$3,966	$7,601
Property and franchise taxes accrual	336	251
Accrued other miscellaneous liabilities	1,046	499
Total accrued expenses	$5,348	$8,351

Accrued payroll and bonus includes the incentive bonus accrual based on operating performance. Of this amount, for the year ended December 31, 2024, we paid approximately $6.0 million during the first quarter of 2025.

Note 9.  Debt

Our long-term debt consists of the following as of March 31, 2025 and  December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	7,620	8,142
Total debt	7,620	8,142
Less: current portion	(2,250)	(2,141)
Long-term debt	$5,370	$6,001

The estimated fair value of total debt as of March 31, 2025 and  December 31, 2024 was $6.7 million and $7.2 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a description of our financing arrangements.

ABL Facility

In May 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”), where credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement dated as of May 3, 2022, by and between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). In  April 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate.

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, of which borrowing up to $10.0 million can be made in Canadian dollars and funding of $7.5 million can be available for letters of credit. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated on the eligible accounts receivables and eligible inventory, provided such eligible balances cannot include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  March 31, 2025 was $26.8 million. The ABL Facility will mature in May 2027. As of March 31, 2025 and  December 31, 2024, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at March 31, 2025 was 6.8%. We incurred interest expense related to the ABL Facility, including commitment fees, of less than $0.1 million for each of the three months ended March 31, 2025 and 2024, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of March 31, 2025, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and less than $0.1 million associated with the April 2024 amendment, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three months ended  March 31, 2025 and 2024, respectively, was included in interest expense, net.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repeat Precision Promissory Note

In February 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note had been renewed annually several times. In May 2024, the Repeat Precision Promissory Note was again renewed with a reduced aggregate borrowing capacity of $2.5 million. The Repeat Precision Promissory Note is scheduled to mature in  May 2025 and bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at March 31, 2025 was 8.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of March 31, 2025 and December 31, 2024, there was no outstanding indebtedness under the promissory note. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and its subsidiary and is not guaranteed by any other NCS entity.

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

In October 2023, the judge rendered a decision against us holding that our asserted patents are invalid and that we are infringing the Kobold asserted patent. The Canada Court ordered us to pay Kobold approximately $1.8 million in costs and disbursements, including taxes payable thereon, and granted an injunction prohibiting us from any further infringement of their patent. This amount was paid to Kobold in November 2023.

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court. The appeal was heard in April 2025, and we expect a decision to be granted by late 2025 or early 2026. As we cannot predict with certainty the outcome of the appeal, we believe a loss is reasonably possible, but such a loss is not probable or reasonably estimable as of March 31, 2025. If we do not prevail in the appeal phase, the damages portion would then be decided by the Canada Court and we do not know what damages, if any, will be awarded to Kobold. The damages determination would likely extend for one or more years after the appeals decision. We would expect any damages awarded to be more modest because of the relative ease and minimal cost incurred to implement changes to our product to comply with the injunction, with such changes resulting in no significant commercial impact to date. In July 2024, Kobold filed a motion with the Canada Court regarding whether the injunction allowed us to modify our product or, as Kobold contends, we needed to destroy or deliver the product to Kobold. If the Canada Court agrees with Kobold, a fine or other remedy may be imposed against the Company.

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Patent Matters

In connection with patent infringement claims regarding U.S. Patent No. 10,465,445 (“the ’445 Patent”), we received favorable jury verdicts against Nine Energy Services, Inc. (“Nine”) and TCO AS (“TCO”) in the Western District of Texas, Waco Division (“Waco District Court”). In January 2022, the jury awarded NCS approximately $0.5 million in damages against Nine, and in  August 2022, the jury awarded NCS approximately $1.9 million in damages against TCO. At subsequent hearings in December 2022 and May 2024, respectively, the Waco District Court awarded supplemental damages, interest, and costs, and ordered both Nine and TCO to pay ongoing royalties for their sales of infringing casing flotation devices for the life of the '445 Patent. To date, Nine and TCO have secured over $6.0 million in total for the amounts owed in connection with the judgment. Both parties have appealed their respective decisions. Nine and TCO filed their respective opening appellate briefs in late 2024, and we filed our responses in early 2025. We expect a resolution to these matters in 2026. As the decisions are subject to appeal, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

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

Note 11.  Share-Based Compensation

During the three months ended March 31, 2025, we granted 73,364 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $24.54. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the nonemployee members of our Board of Directors generally vest on the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the three months ended March 31, 2025, we granted 47,330 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $24.54. ESUs are granted to employees at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs are settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs granted to our employees generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the three months ended March 31, 2025, we granted 32,507 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2025 to December 31, 2027. The PSUs grant date fair value of $24.29 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over a three-year performance period. Each PSU associated with the March 2025 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2028. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs.

Total share-based compensation expense for all awards was $1.4 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Income Taxes

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or additional information is obtained. The computation of the annual estimated effective tax rate includes applicable modifications, which were projected for the year, such as certain book expenses not deductible for tax, tax credits and foreign deemed dividends.

Our effective tax rate (“ETR”) from continuing operations was 13.1% and 16.0% for the three months ended March 31, 2025 and 2024, respectively. The income tax expense for the three months ended March 31, 2025 and 2024, respectively, primarily relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. The income tax provision for each of the three months ended March 31, 2025 and 2024 does not include the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, for each of the three months ended March 31, 2025 and 2024, the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets derived from net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For each of the three-month periods ended March 31, 2025 and 2024, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax accounting income.

Note 13.  Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator
Net income	$4,454	$2,553
Less: income attributable to non-controlling interest	398	483
Net income attributable to NCS Multistage Holdings, Inc.	$4,056	$2,070

Denominator
Basic weighted average number of shares	2,568	2,508
Dilutive effect of other equity awards	118	31
Diluted weighted average number of shares	2,686	2,539

Earnings per common share
Basic	$1.58	$0.83
Diluted	$1.51	$0.82

Potentially dilutive securities excluded as anti-dilutive	2	74

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

We own a 50% interest in Repeat Precision, LLC (“Repeat Precision”), which sells composite and dissolvable frac plugs, setting tools, perforating guns and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical and radioactive tracers. We sell products for well construction, including casing buoyancy systems, liner hanger systems and toe initiation sleeves. We operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

Based on year-to-date E&P company drilling and completion activity, projected capital budgets for the remainder of 2025, and recent industry reports, we believe: (i) activity in Canada will remain stable compared to 2024; (ii) the U.S. market will experience a modest decline in activity, driven by conservative oil production growth targets and ongoing consolidation within the E&P sector; and (iii) activity and spending in international markets may increase in the markets where NCS participates, including the North Sea, the Middle East, and Argentina, despite relatively flat overall international spending. However, these expected trends may not come to fruition if escalating global trade tensions and the potential for additional U.S. tariffs and retaliatory tariffs by other countries further adversely impact commodity prices, and, if sustained, lead to a decrease in drilling and completion activity in these markets. In a more severe scenario, prolonged trade disputes could trigger deeper and more widespread market disruptions, potentially resulting in significant downside risk to our activity forecasts across multiple regions.

Oil and natural gas prices were volatile in 2024, a trend that continued into 2025. This volatility has been influenced by multiple factors, including geopolitical incidents from trade tensions, the ongoing war between Russia and Ukraine and conflicts in the Middle East involving Israel and Hamas, Hezbollah, Iran and the Houthis in Yemen (the “Middle East Conflicts”). Any further escalation of the Middle East Conflicts could intensify commodity price volatility. Oil prices have also been negatively impacted by concerns of an overall global economic slowdown, or a prolonged recession, which may result from current global trade tensions. In addition, long term global oil demand growth concerns have also negatively impacted oil prices. In recent years, to mitigate the impact of uncertain economic conditions on the global oil market, certain producing countries extended voluntary oil output cuts while maintaining spare capacity, enabling rapid production adjustments as market conditions warrant. However, more recently, these countries have begun to accelerate a planned increase to their production quotas. See further discussion below on oil and natural gas pricing.

Our products and services face significant competitive pressures across all offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. This competitive pressure constrains our ability to raise prices necessary to offset rising costs, particularly during periods of higher cost inflation or periods affected by the uncertainty of escalating and de-escalating tariffs, with supply-chain costs impacted by the tariffs then in effect. While inflationary cost pressures moderated since the latter half of 2023, the implementation of new tariffs, including steel and aluminum, and the threat of additional tariffs in 2025, could lead to additional costs that we may not be able to recover through price increases.

The U.S. administration has announced targeted tariffs for many countries, many of which are substantial, that were paused for a 90-day period in April 2025, except for China which is currently subject to a high tariff rate. While the country-specific tariffs are paused, some other tariffs remain in place, including a baseline tariff on imported goods that previously took effect, as well as previously enacted tariffs on steel and aluminum. For Canada and Mexico specifically, goods covered by the United States-Mexico-Canada Agreement (“USMCA”) continue to have no tariff. Currently, we believe that our supply chain in Mexico is compliant with the USMCA, where Repeat Precision manufactures its products and certain components for NCS’ fracturing systems products. We believe that products we ship from the United States to Canada are compliant with the USMCA as well. The tariffs on steel have impacted our costs and we expect the tariffs on China to impact the price of chemicals we procure for our tracer diagnostics services business, once we have exhausted our current supply to levels that require additional orders. The tariffs ultimately imposed by the U.S. administration, particularly with regards to Mexico, Canada, and China, could impact our cost to conduct our business. In addition, as most of our sliding sleeves and other products sold in Canada are sourced from the United States, retaliatory tariffs implemented by Canada on goods entering from the United States could increase our product costs in Canada.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, increased reference interest rates several times in the past few years, actions typically expected to increase borrowing costs and restrain economic activity. Beginning in September 2024, the U.S. Federal Reserve implemented several modest decreases to the benchmark interest rate amid favorable inflation and job data. Although further rate cuts were anticipated for 2025, these rate changes may be postponed as the U.S. Federal Reserve evaluates monetary policy considering the tariffs imposed by the U.S. administration and any reciprocal tariffs from other countries.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile. The average WTI crude oil price increased slightly for the first quarter of 2025 compared to the fourth quarter of 2024. Oil commodity prices increased in early January 2025, due in part to colder weather in North America and tighter sanctions on Russian and Iranian oil, but began to decrease in February and early March due to several macroeconomic conditions, including trade tensions between the United States and other countries, slightly lower global oil demand growth than originally expected, and an increase in oil supply provided by members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) and non-OPEC+ members. Over the past few years, to address the uncertain outlook for the global economy and, specifically the oil markets, and to reduce the potential for an oversupply of oil and gas inventory, members of OPEC+ agreed to several collective voluntary oil production reductions. However, OPEC+ has announced and continues to reaffirm starting in April 2025, a phase out of voluntary oil production reductions.

Natural gas pricing continues to be volatile and has increased for the first quarter of 2025 to an average of $4.14 per MMBtu compared to an average of $2.44 per MMBtu for the fourth quarter of 2024. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. The natural gas price increases in 2025 are due to below-normal temperatures in early 2025, increased demand, the completion of two major LNG export terminals, and lower than expected surplus levels of natural gas in storage.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2024	$77.50	$82.92	$2.15
6/30/2024	81.81	84.68	2.07
9/30/2024	76.43	80.01	2.11
12/31/2024	70.73	74.66	2.44
3/31/2025	71.78	75.87	4.14

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2024, as provided by Baker Hughes Company. The quarterly changes are impacted by seasonality, particularly the effect of the spring break-up during the second quarter on the Canadian land rig count:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2024	602	208	810
6/30/2024	583	134	717
9/30/2024	566	207	773
12/31/2024	571	194	765
3/31/2025	574	214	788

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. In the first quarter of 2025, the average U.S. land rig count was 574, a decline of 5% compared to the first quarter of 2024, but relatively stable compared to the fourth quarter of 2024. The average land rig count in Canada for the first quarter of 2025 was higher by 3% compared to the same period in 2024. For the remainder of the year, we currently expect U.S. rig counts and completion activity to be slightly lower than the comparable data for 2024, but we expect the Canadian activity level to be stable compared to the prior year. However, as noted above, these expected trends could be impacted by tariff policies of the U.S. administration and other countries.

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Canadian completions activity can be impacted by wildfires that are usually experienced in the spring and summer seasons. Our business activity can also be affected by customer spending patterns. In some years, customers in both the United States and Canada may exhaust their capital budgets before year-end or reduce their activities during the winter holidays in late December, resulting in lower drilling and completion activity during the fourth quarter. As a result, we typically experience reduced customer activity at the end of the year.

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

Product sales represented 70% and 72% of our revenues for the three months ended March 31, 2025 and 2024, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be fulfilled on negotiated terms. Services represented 30% and 28% of our revenues for the three months ended March 31, 2025 and 2024, respectively. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 75% and 72% for the three months ended March 31, 2025 and 2024, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and selling, general and administrative (“SG&A”) expenses.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials, such as steel, and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. Prices for certain raw materials, including steel and chemicals and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine. Although steel pricing has declined from recent highs, tariffs have increased prices and threaten to further impact our supply chain as described above. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 35% and 29% for the three months ended March 31, 2025 and 2024, respectively.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2025	2024	$	%
Revenues
Product sales	$35,066	$31,758	$3,308	10.4%
Services	14,939	12,100	2,839	23.5%
Total revenues	50,005	43,858	6,147	14.0%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	20,352	19,692	660	3.4%
Cost of services, exclusive of depreciation and amortization expense shown below	7,798	6,595	1,203	18.2%
Total cost of sales, exclusive of depreciation and amortization expense shown below	28,150	26,287	1,863	7.1%
Selling, general and administrative expenses	16,195	13,830	2,365	17.1%
Depreciation	1,204	1,073	131	12.2%
Amortization	167	167	—	—%
Income from operations	4,289	2,501	1,788	71.5%
Other income (expense)
Interest expense, net	(42)	(100)	58	58.0%
Other income, net	883	1,137	(254)	(22.3)%
Foreign currency exchange loss, net	(3)	(498)	495	99.4%
Total other income	838	539	299	55.5%
Income before income tax	5,127	3,040	2,087	68.7%
Income tax expense	673	487	186	38.2%
Net income	4,454	2,553	1,901	74.5%
Net income attributable to non-controlling interest	398	483	(85)	(17.6)%
Net income attributable to NCS Multistage Holdings, Inc.	$4,056	$2,070	$1,986	95.9%

	Three Months Ended
	March 31,		Variance
	2025	2024	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$20,352	$19,692	$660	3.4%
Depreciation and amortization attributable to cost of product sales	503	468	35	7.5%
Cost of product sales	20,855	20,160	695	3.4%
Product sales gross profit	$14,211	$11,598	$2,613	22.5%
Product sales gross margin	40.5%	36.5%

Cost of services, exclusive of depreciation and amortization expense	$7,798	$6,595	$1,203	18.2%
Depreciation and amortization attributable to cost of services	212	148	64	43.2%
Cost of services	8,010	6,743	1,267	18.8%
Services gross profit	$6,929	$5,357	$1,572	29.3%
Services gross margin	46.4%	44.3%

Total cost of sales	$28,865	$26,903	$1,962	7.3%
Total gross profit	$21,140	$16,955	$4,185	24.7%
Total gross margin	42.3%	38.7%

	Three Months Ended
	March 31,		Variance
	2025	2024	$	%
Revenues by Geographic Area:
United States
Product sales	$6,867	$7,767	$(900)	(11.6)%
Services	2,505	2,244	261	11.6%
Total United States	9,372	10,011	(639)	(6.4)%
Canada
Product sales	26,843	22,675	4,168	18.4%
Services	10,875	8,994	1,881	20.9%
Total Canada	37,718	31,669	6,049	19.1%
Other Countries
Product sales	1,356	1,316	40	3.0%
Services	1,559	862	697	80.9%
Total other countries	2,915	2,178	737	33.8%
Total
Product sales	35,066	31,758	3,308	10.4%
Services	14,939	12,100	2,839	23.5%
Total revenues	$50,005	$43,858	$6,147	14.0%

Revenues

Revenues were $50.0 million for the three months ended March 31, 2025 compared to $43.9 million for the three months ended March 31, 2024. Revenue growth was driven primarily by an increase in Canadian product sales and increases in services revenue across all of our geographic regions, partially offset by a decline in U.S. product sales attributed to certain project delays. The increase in product and service sales for Canada reflects robust activity levels, particularly for fracturing systems completions, a trend that began in the fourth quarter of 2024 and continued throughout the first quarter. The increase in international service revenues was driven by Middle East tracer diagnostics projects and North Sea fracturing systems product sales and services. Overall, product sales for the three months ended March 31, 2025 totaled $35.1 million compared to $31.8 million for the three months ended March 31, 2024. Services revenues totaled $14.9 million compared to $12.1 million for the same periods.

Cost of sales

Cost of sales was $28.9 million, or 57.7% of revenues, for the three months ended March 31, 2025, compared to $26.9 million, or 61.3% of revenues, for the three months ended March 31, 2024. The decrease in the cost of sales as a percentage of revenues was primarily due to an increase in higher-margin international work in both the Middle East and North Sea, and increased product sales in Canada. We also benefitted from efficiencies related to our supply chain and our manufacturing/assembly operations, leveraging certain fixed costs and capitalizing on lean manufacturing strategies implemented over the last year. For the three months ended March 31, 2025, cost of product sales was $20.9 million, or 59.5% of product sales revenue, and cost of services was $8.0 million, or 53.6% of services revenue. For the three months ended March 31, 2024, cost of product sales was $20.2 million, or 63.5% of product sales revenue, and cost of services was $6.7 million, or 55.7% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.2 million for the three months ended March 31, 2025, compared to $13.8 million for the three months ended March 31, 2024. The increase in expense includes an incremental $1.0 million associated with annual incentive bonus accruals, $0.5 million of higher professional fees and $0.5 million of higher share-based compensation expense attributable to cash settled awards, which are remeasured at the balance sheet date based on the price of our common stock.

Other income, net

Other income, net was $0.9 million for the three months ended March 31, 2025, compared to $1.1 million for the three months ended March 31, 2024. The decline in other income reflects the absence of a contribution from a technical services and assistance agreement with our local partner in Oman for the first quarter of 2025, as that program ended in November 2024. Partially offsetting this year-over-year decrease was an increase in the royalty income earned from licensees for these periods.

Foreign currency exchange loss, net

Foreign currency exchange loss, net was less than $0.1 million for the three months ended March 31, 2025 compared to $0.5 million for the three months ended March 31, 2024. The change was due to the movement in the foreign currency exchange rates between the periods, primarily the Canadian dollar relative to the U.S. dollar.

Income tax expense

Income tax expense was $0.7 million for the three months ended March 31, 2025 as compared to $0.5 million for the three months ended March 31, 2024. Our effective tax rate (“ETR”) from continuing operations was 13.1% and 16.0% for the three months ended March 31, 2025 and 2024, respectively. The income tax expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each three-month period excludes the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, some of which are derived from net operating loss carryforwards in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax accounting income for the three month periods ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our secured asset-based revolving credit facility (the “ABL Facility”). As of March 31, 2025, we had cash and cash equivalents of $23.0 million, and total outstanding indebtedness of $7.6 million related to finance lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At March 31, 2025, our available borrowing base under the ABL Facility was $26.8 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at March 31, 2025.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $2.5 million, is expected to be renewed upon maturity in May 2025, and has no borrowings outstanding as of March 31, 2025.

We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months and after. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for the three months ended March 31, 2025 and 2024 were $0.5 million and $0.3 million, respectively. We plan to incur approximately $1.5 million to $1.8 million in capital expenditures in total during 2025, which includes (i) upgrades to our Repeat Precision manufacturing facilities, (ii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment and (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(1,645)	$(1,880)
Net cash used in investing activities	(451)	(136)
Net cash used in financing activities	(790)	(630)
Effect of exchange rate changes on cash and cash equivalents	3	(70)
Net change in cash and cash equivalents	$(2,883)	$(2,716)

Operating Activities

Net cash used in operating activities was $1.6 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. The reduction in the use of cash during the first quarter of 2025 reflected higher net income of $1.9 million, offset by higher cash payments for incentive bonuses and higher payments related to the vesting of share-based awards which are cash-settled, remeasured based on the price of our common stock. Additionally, the revenue increase for the first three months of 2025 compared to the same period in 2024 impacted our working capital, including the timing of trade receivable billings and collections, inventory levels and payments for materials and other components. Specifically, for change in working capital items for the first quarter of 2025 relative to change for the same period in 2024, our trade receivables increased by a smaller amount (due in part to favorable collections experience), our trade payables increased, our inventory reduction was smaller and our accrued and other liabilities declined (associated with the bonus and award payments noted above).

Investing Activities

Net cash used in investing activities was $0.5 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, reflecting an increase of investment in property and equipment as well as a decrease in the amount of proceeds received from the sale of retired property and equipment.

Financing Activities

Net cash used in financing activities was $0.8 million and $0.6 million for the three months ended March 31, 2025 and 2024. Our primary uses of funds for the three months ended March 31, 2025 and 2024 were principal payments related to our finance lease obligations totaling $0.5 million and $0.4 million, respectively, payments of $0.3 million and $0.2 million, respectively, for our treasury shares withheld to settle withholding tax requirements for equity-settled awards, and a distribution of $0.5 million to our joint venture partner for the three months ended March 31, 2024. Net borrowings and repayments under the Repeat Promissory Note had no relative impact on cash flows from financing activities for the three months ended March 31, 2025, but provided a net cash inflow of $0.6 million for the three months ended March 31, 2024.

Material Cash Requirements

There have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2024.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates from those included in the Annual Report for the year ended December 31, 2024.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	declines in the level of oil and natural gas E&P activity in Canada, the United States and internationally;

●	oil and natural gas price fluctuations;

●	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

●	inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

●	loss of significant customers;

●	losses and liabilities from uninsured or underinsured business activities and litigation;

●	change in trade policy, including the impact of tariffs;

●	our failure to identify and consummate potential acquisitions;

●	the financial health of our customers including their ability to pay for products or services provided;

●	our inability to integrate or realize the expected benefits from acquisitions;

●	our inability to achieve suitable price increases to offset the impacts of cost inflation;

●	loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

●	risks in attracting and retaining qualified employees and key personnel;

●	risks resulting from the operations of our joint venture arrangement;

●	currency exchange rate fluctuations;

●	impact of severe weather conditions;

●	our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;

●	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

●	impairment in the carrying value of long-lived assets including goodwill;

●	system interruptions or failures, including complications with our enterprise resource planning system, cybersecurity breaches, identity theft or other disruptions that could compromise our information;

●	our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition and the adoption of artificial intelligence and machine learning;

●	our inability to protect and maintain critical intellectual property assets, the inability to protect our current royalty income, or the losses and liabilities from adverse decisions in intellectual property disputes;

●	loss of, or interruption to, our information and computer systems;

●	our failure to establish and maintain effective internal control over financial reporting;

●	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;

●	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;

●	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;

●	the reduction in our ABL Facility borrowing base or our inability to comply with the covenants in our debt agreements; and

●	our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 10. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2024.

Item 5.  Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: May 1, 2025	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)