Form 10-Q
period 2025-06-30
NCS Multistage Holdings, Inc.
filed 2025-08-01
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, there were 2,540,849 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$25,372	$25,880
Accounts receivable—trade, net	34,216	31,513
Inventories, net	43,510	40,971
Prepaid expenses and other current assets	2,707	2,063
Other current receivables	5,165	5,143
Total current assets	110,970	105,570
Noncurrent assets
Property and equipment, net	20,470	21,283
Goodwill	15,222	15,222
Identifiable intangibles, net	3,356	3,690
Operating lease assets	5,468	5,911
Deposits and other assets	622	712
Deferred income taxes, net	1,869	424
Total noncurrent assets	47,007	47,242
Total assets	$157,977	$152,812
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$9,997	$8,970
Accrued expenses	6,803	8,351
Income taxes payable	790	683
Operating lease liabilities	1,685	1,602
Current maturities of long-term debt	2,200	2,141
Other current liabilities	2,331	3,672
Total current liabilities	23,806	25,419
Noncurrent liabilities
Long-term debt, less current maturities	5,462	6,001
Operating lease liabilities, long-term	4,338	4,891
Other long-term liabilities	206	206
Deferred income taxes, net	186	186
Total noncurrent liabilities	10,192	11,284
Total liabilities	33,998	36,703
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,607,362 shares issued and 2,540,849 shares outstanding at June 30, 2025 and 2,563,979 shares issued and 2,507,430 shares outstanding at December 31, 2024	26	26
Additional paid-in capital	448,582	447,384
Accumulated other comprehensive loss	(85,916)	(87,604)
Retained deficit	(254,044)	(259,024)
Treasury stock, at cost, 66,513 shares at June 30, 2025 and 56,549 shares at December 31, 2024	(2,211)	(1,943)
Total stockholders' equity	106,437	98,839
Non-controlling interest	17,542	17,270
Total equity	123,979	116,109
Total liabilities and stockholders' equity	$157,977	$152,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Product sales	$27,776	$19,022	$62,842	$50,780
Services	8,678	10,668	23,617	22,768
Total revenues	36,454	29,690	86,459	73,548
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	18,214	12,209	38,566	31,901
Cost of services, exclusive of depreciation and amortization expense shown below	5,242	5,510	13,040	12,105
Total cost of sales, exclusive of depreciation and amortization expense shown below	23,456	17,719	51,606	44,006
Selling, general and administrative expenses	13,626	14,820	29,821	28,650
Depreciation	1,235	1,134	2,439	2,207
Amortization	167	167	334	334
(Loss) income from operations	(2,030)	(4,150)	2,259	(1,649)
Other income (expense)
Interest expense, net	(68)	(115)	(110)	(215)
Other income, net	1,563	2,203	2,446	3,340
Foreign currency exchange gain (loss), net	1,201	(507)	1,198	(1,005)
Total other income	2,696	1,581	3,534	2,120
Income (loss) before income tax	666	(2,569)	5,793	471
Income tax (benefit) expense	(1,032)	270	(359)	757
Net income (loss)	1,698	(2,839)	6,152	(286)
Net income attributable to non-controlling interest	774	256	1,172	739
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$924	$(3,095)	$4,980	$(1,025)
Earnings (loss) per common share
Basic earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.36	$(1.21)	$1.93	$(0.41)
Diluted earnings (loss) per common share attributable to NCS Multistage Holdings, Inc.	$0.34	$(1.21)	$1.84	$(0.41)
Weighted average common shares outstanding
Basic	2,594	2,548	2,581	2,528
Diluted	2,734	2,548	2,704	2,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$1,698	$(2,839)	$6,152	$(286)
Foreign currency translation adjustments, net of tax of $0	1,699	(268)	1,688	(764)
Comprehensive income (loss)	3,397	(3,107)	7,840	(1,050)
Less: Comprehensive income attributable to non-controlling interest	774	256	1,172	739
Comprehensive income (loss) attributable to NCS Multistage Holdings, Inc.	$2,623	$(3,363)	$6,668	$(1,789)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2024	—	$—	2,563,979	$26	$447,384	$(87,604)	$(259,024)	(56,549)	$(1,943)	$17,270	$116,109
Share-based compensation	—	—	—	—	552	—	—	—	—	—	552
Net income	—	—	—	—	—	—	4,056	—	—	398	4,454
Vesting of restricted stock	—	—	43,383	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,964)	(268)	—	(268)
Currency translation adjustment	—	—	—	—	—	(11)	—	—	—	—	(11)
Balances as of March 31, 2025	—	$—	2,607,362	$26	$447,936	$(87,615)	$(254,968)	(66,513)	$(2,211)	$17,668	$120,836
Share-based compensation	—	—	—	—	646	—	—	—	—	—	646
Net income	—	—	—	—	—	—	924	—	—	774	1,698
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(900)	(900)
Currency translation adjustment	—	—	—	—	—	1,699	—	—	—	—	1,699
Balances as of June 30, 2025	—	$—	2,607,362	$26	$448,582	$(85,916)	$(254,044)	(66,513)	$(2,211)	$17,542	$123,979

	Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393
Share-based compensation	—	—	—	—	766	—	—	—	—	—	766
Net income	—	—	—	—	—	—	2,070	—	—	483	2,553
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(500)	(500)
Vesting of restricted stock	—	—	57,830	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(15,866)	(237)	—	(237)
Currency translation adjustment	—	—	—	—	—	(496)	—	—	—	—	(496)
Balances as of March 31, 2024	—	$—	2,540,626	$25	$445,404	$(86,248)	$(263,547)	(54,918)	$(1,913)	$17,758	$111,479
Share-based compensation	—	—	—	—	667	—	—	—	—	—	667
Net (loss) income	—	—	—	—	—	—	(3,095)	—	—	256	(2,839)
Release of restricted stock	—	—	16,856	1	(1)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(268)	—	—	—	—	(268)
Balances as of June 30, 2024	—	$—	2,557,482	$26	$446,070	$(86,516)	$(266,642)	(54,918)	$(1,913)	$18,014	$109,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$6,152	$(286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,773	2,541
Amortization of deferred loan costs	104	103
Share-based compensation	2,837	2,062
Provision for inventory obsolescence	191	679
Deferred income tax (benefit) expense	(1,398)	21
Gain on sale of property and equipment	(475)	(340)
Provision for (recovery of) credit losses	19	(5)
Net foreign currency unrealized (gain) loss	(1,854)	956
Proceeds from note receivable	—	61
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,827)	(1,024)
Inventories, net	(1,476)	(1,501)
Prepaid expenses and other assets	972	(619)
Accounts payable—trade	1,719	1,353
Accrued expenses	(1,680)	1,761
Other liabilities	(4,101)	(2,092)
Income taxes receivable/payable	(80)	429
Net cash provided by operating activities	1,876	4,099
Cash flows from investing activities
Purchases of property and equipment	(745)	(633)
Purchase and development of software and technology	—	(53)
Proceeds from sales of property and equipment	271	293
Net cash used in investing activities	(474)	(393)
Cash flows from financing activities
Payments on finance leases	(1,072)	(932)
Line of credit borrowings	2,338	2,974
Payments of line of credit borrowings	(2,338)	(2,974)
Treasury shares withheld	(268)	(237)
Distribution to noncontrolling interest	(900)	(500)
Net cash used in financing activities	(2,240)	(1,669)
Effect of exchange rate changes on cash and cash equivalents	330	(143)
Net change in cash and cash equivalents	(508)	1,894
Cash and cash equivalents beginning of period	25,880	16,720
Cash and cash equivalents end of period	$25,372	$18,614
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$723	$1,821
Assets obtained in exchange for new operating lease liabilities	$247	$—

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves income tax disclosures including a requirement to present specific categories in the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, certain disclosures pertaining to income taxes paid (net of refunds received) and amendments to other disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2024 and should be applied prospectively although retrospective application is permitted. Early adoption is permitted. We expect to adopt this guidance as of December 31, 2025, with no significant impact on our financial position, results of operations or cashflows.

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

The following table summarizes significant SG&A expenses that are reviewed by the CODM but are not separately presented on our consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Payroll and employee benefits	$8,231	$8,627	$18,183	$17,222
Share-based compensation	1,392	1,160	2,837	2,062
Professional services	1,322	1,925	3,524	3,652
Insurance	523	608	1,014	1,132
Software and hardware	578	501	1,153	1,012
Other	1,580	1,999	3,110	3,570
Total SG&A	$13,626	$14,820	$29,821	$28,650

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States
Product sales	$11,930	$8,550	$18,797	$16,317
Services	1,682	3,241	4,187	5,485
Total United States	13,612	11,791	22,984	21,802
Canada
Product sales	13,021	8,263	39,864	30,938
Services	4,948	3,795	15,823	12,789
Total Canada	17,969	12,058	55,687	43,727
Other Countries
Product sales	2,825	2,209	4,181	3,525
Services	2,048	3,632	3,607	4,494
Total other countries	4,873	5,841	7,788	8,019
Total
Product sales	27,776	19,022	62,842	50,780
Services	8,678	10,668	23,617	22,768
Total revenues	$36,454	$29,690	$86,459	$73,548

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets, net) by geographic area (in thousands):

	June 30,	December 31,
	2025	2024
United States	$11,976	$13,455
Canada	10,339	10,240
Other Countries	3,623	3,499
Total	$25,938	$27,194

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

The following table presents the current contract liabilities as of  June 30, 2025 and  December 31, 2024 (in thousands):

Balance at December 31, 2024	$223
Additions	216
Revenue recognized	(382)
Balance at June 30, 2025	$57

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of June 30, 2025 and  December 31, 2024 is included in other current liabilities on the applicable condensed consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. There was $0.4 million in revenue recognized from the contract liability balance for the three and six months ended June 30, 2025. Revenue recognized from the contract liability balance was $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories, net

Inventories consist of the following as of June 30, 2025 and  December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$2,186	$2,085
Work in process	27	291
Finished goods	41,297	38,595
Total inventories, net	$43,510	$40,971

Note 5.  Other Current Receivables

Other current receivables consist of the following as of June 30, 2025 and  December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Current income tax receivables	$1,890	$1,743
Employee receivables	178	165
Other receivables	3,097	3,235
Total other current receivables	$5,165	$5,143

Other receivables as of June 30, 2025 and  December 31, 2024, included the following: (i) a receivable of $1.3 million and $1.1 million, respectively, associated with license agreements, for amounts deemed probable and estimable, but not yet received as of the balance sheet date, and (ii) a receivable of $1.1 million and $1.4 million, respectively, net of withholding tax, associated with a technical services and assistance agreement with our local partner in Oman, pursuant to a collaborative arrangement that ended in November 2024. We expect to collect the receivable from our Omani partner during the third quarter of 2025.

Note 6.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2025 and  December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Land	$1,587	$1,501
Building and improvements	7,354	6,792
Machinery and equipment	19,583	19,769
Computers and software	2,246	2,175
Furniture and fixtures	489	460
Vehicles	140	128
Right of use assets - finance leases	13,732	13,751
	45,131	44,576
Less: Accumulated depreciation and amortization	(24,841)	(23,519)
	20,290	21,057
Construction in progress	180	226
Property and equipment, net	$20,470	$21,283

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of sales
Cost of product sales	$505	$459	$1,008	$927
Cost of services	224	194	436	342
Selling, general and administrative expenses	506	481	995	938
Total depreciation	$1,235	$1,134	$2,439	$2,207

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three and six months ended June 30, 2025 and 2024, and accordingly no impairment loss has been recorded.

Note 7.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024
Gross value	$177,162	$177,162
Accumulated impairment	(161,940)	(161,940)
Net	$15,222	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. As of June 30, 2025 and 2024, we did not identify any triggering events that would indicate potential impairment for Repeat Precision, our only reportable unit with goodwill. Therefore, no goodwill impairment has been recorded for the three and six months ended June 30, 2025 and 2024.

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2025
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,251)	$2,707
Customer relationships	10	4,100	(3,451)	649
Total identifiable intangibles		$8,058	$(4,702)	$3,356

		December 31, 2024
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,122)	$2,836
Customer relationships	10	4,100	(3,246)	854
Total identifiable intangibles		$8,058	$(4,368)	$3,690

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with SG&A expenses on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.3 million for each of the six months ended June 30, 2025 and 2024.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of June 30, 2025 and 2024, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangibles, which are substantially related to our Repeat Precision asset group. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three and six months ended June 30, 2025 and 2024.

Note 8.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2025 and  December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accrued payroll and bonus	$5,600	$7,601
Property and franchise taxes accrual	232	251
Accrued other miscellaneous liabilities	971	499
Total accrued expenses	$6,803	$8,351

Accrued payroll and bonus includes an incentive bonus which is accrued based on operating performance and is generally paid during the first quarter of the following year.

Note 9.  Debt

Our long-term debt consists of the following as of June 30, 2025 and  December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	7,662	8,142
Total debt	7,662	8,142
Less: current portion	(2,200)	(2,141)
Long-term debt	$5,462	$6,001

The estimated fair value of total debt as of June 30, 2025 and  December 31, 2024 was $6.5 million and $7.2 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

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

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, of which borrowing up to $10.0 million can be made in Canadian dollars and funding of $7.5 million can be available for letters of credit. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated on eligible accounts receivables and inventory, provided such eligible balances cannot include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  June 30, 2025 was $17.2 million. The ABL Facility will mature in May 2027. As of June 30, 2025 and  December 31, 2024, we had no outstanding indebtedness under the ABL Facility.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at June 30, 2025 was 6.9%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.1 million for each of the three and six months ended June 30, 2025 and 2024, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of June 30, 2025, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and less than $0.1 million associated with the April 2024 amendment, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three and six months ended June 30, 2025 and 2024, respectively, was included in interest expense, net.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repeat Precision Promissory Note

In February 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note had been renewed annually several times. In May 2025, the Repeat Precision Promissory Note was again renewed with an aggregate borrowing capacity of $2.5 million. The Repeat Precision Promissory Note is scheduled to mature in  May 2026 and bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at June 30, 2025 was 8.5%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of June 30, 2025 and  December 31, 2024, there was no outstanding indebtedness under the promissory note and the available borrowing base was $2.5 million. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and its subsidiary and is not guaranteed by any other NCS entity.

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

We believe that applicable law supports strong grounds to appeal the decision by the Canada Court. The appeal was heard in April 2025, and we expect a decision to be granted by late 2025 or early 2026. As we cannot predict with certainty the outcome of the appeal, we believe a loss is reasonably possible, but such a loss is not probable or reasonably estimable as of June 30, 2025. If we do not prevail in the appeal phase, the damages portion would then be decided by the Canada Court and we do not know what damages, if any, will be awarded to Kobold. The damages determination would likely extend for one or more years after the appeals decision. We would expect any damages awarded to be more modest because of the relative ease and minimal cost incurred to implement changes to our product to comply with the injunction, with such changes resulting in no significant commercial impact to date. In July 2024, Kobold filed a motion with the Canada Court regarding whether the injunction allowed us to modify our product or, as Kobold contends, we needed to destroy or deliver the product to Kobold. If the Canada Court agrees with Kobold, a fine or other remedy may be imposed against the Company.

●  In April 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in the Canada Court, alleging that our fracturing tools infringe on their Canadian patents. In the summary judgment phase, we have successfully dismissed some of the asserted products. However, we were not able to dismiss all of the claims because there remained factual determinations that were not possible in a summary judgment proceeding for our other products. We believe we have strong arguments of invalidity and non-infringement in this matter. We expect the trial for this matter to be heard in the fourth quarter of 2026.

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

Note 11.  Share-Based Compensation

During the six months ended June 30, 2025, we granted 73,364 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $24.54. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the nonemployee members of our Board of Directors generally vest on the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2025, we granted 47,330 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $24.54. ESUs are granted to employees at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs are settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs granted to our employees generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the six months ended June 30, 2025, we granted 32,507 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2025 to December 31, 2027. The PSUs grant date fair value of $24.29 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over a three-year performance period. Each PSU associated with the March 2025 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2028. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs.

Total share-based compensation expense for all awards was $1.4 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (155.0%) and (10.5%) for the three months ended June 30, 2025 and 2024, respectively, and (6.2%) and 160.7% for the six months ended June 30, 2025 and 2024, respectively. The income tax (benefit) expense for the three and six months ended June 30, 2025 and 2024 primarily relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. The income tax provision for both the three and six months ended June 30, 2025 and 2024 does not include the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, for both of the three and six months ended June 30, 2025 and 2024 the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets derived from net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For both of the three and six months ended June 30, 2025 and 2024, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax book income.

As of  June 30, 2025, we reversed a portion of the valuation allowance previously recorded against the deferred tax assets of our Canadian operating subsidiary due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income that are sufficient to realize the remaining deferred tax assets. The reversal of the valuation allowance resulted in a deferred income tax benefit of $1.4 million during the period ended June 30, 2025. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., containing several changes to U.S. federal tax law and other regulatory provisions. We are evaluating the impact of the legislation on our effective tax rate, cash tax and financial statements. Since the legislation was not signed into law until after the end of our second quarter, the impacts, if any, are not included in our operating results for the six months ended June 30, 2025.

Note 13.  Earnings (Loss) Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$1,698	$(2,839)	$6,152	$(286)
Less: income attributable to non-controlling interest	774	256	1,172	739
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$924	$(3,095)	$4,980	$(1,025)

Denominator
Basic weighted average number of shares	2,594	2,548	2,581	2,528
Dilutive effect of other equity awards	140	—	123	—
Diluted weighted average number of shares	2,734	2,548	2,704	2,528

Earnings (loss) per common share
Basic	$0.36	$(1.21)	$1.93	$(0.41)
Diluted	$0.34	$(1.21)	$1.84	$(0.41)

Potentially dilutive securities excluded as anti-dilutive	2	144	2	138

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Subsequent Event

On July 31, 2025, we acquired 100% of the equity interests of Reservoir Metrics, LLC, and its related entities (“ResMetrics”), a provider of tracer diagnostics services, for $5.9 million, on a cash-free, debt-free basis, in cash and assumed debt, subject to a working capital adjustment, with an additional earn-out of up to $1.3 million to be paid in early 2026, depending solely on changes in international trade tariff rates for certain chemical imports during 2025. We believe the purchase of ResMetrics will further expand and complement our existing tracer diagnostics offerings. We have not yet completed a preliminary purchase price allocation as of the acquisition date for the major classes of assets acquired and liabilities assumed due to the short time since the acquisition date.

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

On July 31, 2025, we acquired 100% of the equity interests of Reservoir Metrics, LLC, and its related entities (“ResMetrics”), a provider of tracer diagnostics services, for $5.9 million, on a cash-free, debt-free basis, in cash and assumed debt, subject to a working capital adjustment, with an additional earn-out of up to $1.3 million to be paid in early 2026, depending solely on changes in international trade tariff rates for certain chemical imports during 2025. We believe the purchase of ResMetrics will further expand and complement our existing tracer diagnostics offerings.

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

Based on year-to-date E&P company drilling and completion activity, projected capital budgets for the remainder of 2025, and recent industry reports, we believe: (i) activity in Canada will remain stable or slightly decrease compared to 2024; (ii) the U.S. market will continue to experience a decline in activity, driven by conservative oil production growth targets and ongoing consolidation within the E&P sector, partially offset by potential increases in activity targeting natural gas; and (iii) activity and spending in international markets may increase in the markets where NCS participates, including the North Sea, the Middle East, and Argentina, despite relatively flat overall international spending. However, these expected trends could change if global trade tensions further escalate and impact commodity prices, and, if sustained, lead to a more dramatic decrease in drilling and completion activity in these markets.

Oil and natural gas prices were volatile in 2024, a trend that continued into 2025. This volatility has been influenced by multiple factors, including geopolitical incidents from trade tensions, the ongoing war between Russia and Ukraine and conflicts in the Middle East. Trade disruptions or any further escalation of these conflicts could intensify commodity price volatility. Oil prices have also been negatively impacted by concerns of an overall global economic slowdown, or a possible recession which could result from, or be exacerbated by, current global trade tensions. In addition, long term global oil demand growth concerns and an increase in supply have also negatively impacted oil prices. In recent years, to mitigate the impact of uncertain economic conditions on the global oil market, certain producing countries extended voluntary oil output cuts while maintaining spare capacity, enabling rapid production adjustments as market conditions warrant. However, in 2025, these countries began to accelerate a planned increase to their production quotas. See further discussion below on oil and natural gas pricing.

Our products and services face significant competitive pressures across all offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. This competitive pressure constrains our ability to raise prices necessary to offset rising costs, particularly during periods of higher cost inflation or periods affected by the uncertainty of escalating and de-escalating tariffs, with supply-chain costs impacted by the tariffs then in effect. While inflationary cost pressures moderated somewhat beginning in the latter half of 2023 through 2024, the implementation of new tariffs, including steel and aluminum, and the continued threats of additional tariffs in 2025, could lead to additional costs that we may not be able to recover through price increases.

The U.S. administration has announced targeted tariffs for many countries, many of which are substantial, that were paused for a 90-day period in April 2025. The pause on tariffs was further extended to August 2025. Some countries have reached trade agreements with the United States and others may reach agreements while these announced tariffs remain paused. However, some other tariffs remain in place, including a baseline tariff on imported goods that previously took effect, as well as previously enacted tariffs on steel and aluminum. For Canada and Mexico specifically, goods covered by the United States-Mexico-Canada Agreement (“USMCA”) continue to have no tariff, though ongoing trade tensions have led to discussions of additional tariffs that could potentially impact even USMCA-compliant goods in future negotiations. Currently, we believe that our supply chain in Mexico is compliant with the USMCA, where Repeat Precision manufactures its products and certain components used in our fracturing systems products. We believe that products we ship from the United States to Canada are compliant with the USMCA. The tariffs on steel have impacted our costs and we expect the tariffs on China to impact the price of chemicals we procure for our tracer diagnostics services business, as our inventory is consumed in operations and we replenish our supply. The tariffs ultimately imposed by the U.S. administration, particularly with regards to Mexico, Canada, and China, could impact our cost of goods sold. Most of our sliding sleeves and other products sold in Canada are sourced from the United States. Therefore, retaliatory tariffs implemented by the Canadian government on goods entering from the United States could increase the cost of our products in Canada. U.S. tariffs on Canadian energy exports could negatively impact drilling and completion activity levels by our Canadian customers, potentially reducing demand for our products and services in the Canadian market.

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

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile. The average WTI crude oil price declined in the second quarter of 2025 compared to the first quarter. While geopolitical tensions and specific supply disruptions applied some upward pressure on oil prices during the quarter, overall prices fell due to lower demand growth expectations, particularly in key markets, and an increase in oil supply, including by members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) and non-OPEC+ countries. Over the past few years, to address the uncertain outlook for the global economy and, specifically the oil markets, and to reduce the potential for an oversupply of oil and gas inventory, members of OPEC+ agreed to several collective voluntary oil production reductions. However, OPEC+ has started and plans to accelerate a phase out of voluntary oil production reductions in 2025.

Natural gas pricing continues to be volatile and has decreased for the second quarter of 2025 to an average of $3.19 per MMBtu compared to an average of $4.14 per MMBtu for the first quarter of 2025. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. The natural gas price decrease during the second quarter of 2025 is due to higher than expected surplus levels of natural gas in storage.

Sustained significant declines in commodity prices, or sustained periods when the local pricing received in regional markets is below benchmark pricing, known in the industry as high differentials, which could be the results of tariffs, would be expected to lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2024	$81.81	$84.68	$2.07
9/30/2024	76.43	80.01	2.11
12/31/2024	70.73	74.66	2.44
3/31/2025	71.78	75.87	4.14
6/30/2025	64.57	68.07	3.19

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the second quarter of 2024, as provided by Baker Hughes Company. The quarterly changes are impacted by seasonality, particularly the effect of the spring break-up during the second quarter on the Canadian land rig count:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2024	583	134	717
9/30/2024	566	207	773
12/31/2024	571	194	765
3/31/2025	574	214	788
6/30/2025	559	127	686

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. In the second quarter of 2025, the average U.S. land rig count was 559, a decline of 4% and 3% compared to the second quarter of 2024 and first quarter of 2025, respectively. The average land rig count in Canada for the second quarter of 2025 was lower by 5% compared to the same period in 2024. For the remainder of the year, we currently expect U.S. rig counts and completion activity to be lower than the comparable data for 2024, and we expect the Canadian activity level to be stable or slightly lower in the second half of 2025 compared to the prior year. However, as noted above, these expected trends could be further impacted by tariff policies of the U.S. administration and other countries.

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

Product sales represented 76% and 64% of our revenues for the three months ended June 30, 2025 and 2024, respectively, and 73% and 69% for the six months ended June 30, 2025 and 2024, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be fulfilled on negotiated terms. Services represented 24% and 36% of our revenues for the three months ended June 30, 2025 and 2024, respectively, and 27% and 31% for the six months ended June 30, 2025 and 2024, respectively. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 49% and 41% for the three months ended June 30, 2025 and 2024, respectively, and approximately 64% and 59% for the six months then ended. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and selling, general and administrative (“SG&A”) expenses.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 25% and 24% for the three months ended June 30, 2025 and 2024, respectively, and 30% and 26% for the six months then ended.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2025	2024	$	%
Revenues
Product sales	$27,776	$19,022	$8,754	46.0%
Services	8,678	10,668	(1,990)	(18.7)%
Total revenues	36,454	29,690	6,764	22.8%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	18,214	12,209	6,005	49.2%
Cost of services, exclusive of depreciation and amortization expense shown below	5,242	5,510	(268)	(4.9)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	23,456	17,719	5,737	32.4%
Selling, general and administrative expenses	13,626	14,820	(1,194)	(8.1)%
Depreciation	1,235	1,134	101	8.9%
Amortization	167	167	—	—%
Loss from operations	(2,030)	(4,150)	2,120	51.1%
Other income (expense)
Interest expense, net	(68)	(115)	47	40.9%
Other income, net	1,563	2,203	(640)	(29.1)%
Foreign currency exchange gain (loss), net	1,201	(507)	1,708	336.9%
Total other income	2,696	1,581	1,115	70.5%
Income (loss) before income tax	666	(2,569)	3,235	125.9%
Income tax (benefit) expense	(1,032)	270	(1,302)	(482.2)%
Net income (loss)	1,698	(2,839)	4,537	159.8%
Net income attributable to non-controlling interest	774	256	518	202.3%
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$924	$(3,095)	$4,019	129.9%

	Three Months Ended
	June 30,		Variance
	2025	2024	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$18,214	$12,209	$6,005	49.2%
Depreciation and amortization attributable to cost of product sales	505	459	46	10.0%
Cost of product sales	18,719	12,668	6,051	47.8%
Product sales gross profit	$9,057	$6,354	$2,703	42.5%
Product sales gross margin	32.6%	33.4%

Cost of services, exclusive of depreciation and amortization expense	$5,242	$5,510	$(268)	(4.9)%
Depreciation and amortization attributable to cost of services	224	194	30	15.5%
Cost of services	5,466	5,704	(238)	(4.2)%
Services gross profit	$3,212	$4,964	$(1,752)	(35.3)%
Services gross margin	37.0%	46.5%

Total cost of sales	$24,185	$18,372	$5,813	31.6%
Total gross profit	$12,269	$11,318	$951	8.4%
Total gross margin	33.7%	38.1%

	Three Months Ended
	June 30,		Variance
	2025	2024	$	%
Revenues by Geographic Area:
United States
Product sales	$11,930	$8,550	$3,380	39.5%
Services	1,682	3,241	(1,559)	(48.1)%
Total United States	13,612	11,791	1,821	15.4%
Canada
Product sales	13,021	8,263	4,758	57.6%
Services	4,948	3,795	1,153	30.4%
Total Canada	17,969	12,058	5,911	49.0%
Other Countries
Product sales	2,825	2,209	616	27.9%
Services	2,048	3,632	(1,584)	(43.6)%
Total other countries	4,873	5,841	(968)	(16.6)%
Total
Product sales	27,776	19,022	8,754	46.0%
Services	8,678	10,668	(1,990)	(18.7)%
Total revenues	$36,454	$29,690	$6,764	22.8%

Revenues

Revenues were $36.5 million for the three months ended June 30, 2025 compared to $29.7 million for the three months ended June 30, 2024. Revenue growth was driven primarily by an increase in product sales in Canada and the United States, associated with increased fracturing systems activity, as well as an increase in frac plug sales by Repeat Precision in the United States. The increase for Canada occurred despite a decline in Canadian rig counts during 2025, reflecting more activity with customers that remained active during spring break-up. Our international product sales increased primarily due to higher sales of well construction products in the Middle East and fracturing systems equipment in the North Sea. Services revenue increased in Canada due to higher fracturing systems service activity, partially offset by decreases in the United States and internationally, primarily associated with the timing of tracer diagnostics projects. Overall, product sales for the three months ended June 30, 2025 totaled $27.8 million compared to $19.0 million for the three months ended June 30, 2024. Services revenue totaled $8.7 million compared to $10.7 million for the same periods.

Cost of sales

Cost of sales was $24.2 million, or 66.3% of revenues, for the three months ended June 30, 2025, compared to $18.4 million, or 61.9% of revenues, for the three months ended June 30, 2024. Product cost of sales as a percentage of revenues increased slightly during the respective periods, reflecting the mix of products sold. Cost of services as a percentage of revenues increased for the three months ended June 30, 2025 compared to the same period in 2024, due primarily to the mix of fracturing systems service revenue and tracer diagnostics revenue, as the second quarter of 2025 was more heavily weighted to fracturing systems service which requires more labor and direct costs depending on the complexity and duration of the fracturing systems jobs, while the second quarter of 2024 was more heavily weighted to tracer diagnostics jobs, specifically a large project in Saudi for which lower costs of chemicals was incurred and less labor was required based on the stage of the project as of June 30, 2024. For the three months ended June 30, 2025, cost of product sales was $18.7 million, or 67.4% of product sales revenue, and cost of services was $5.5 million, or 63.0% of services revenue. For the three months ended June 30, 2024, cost of product sales was $12.7 million, or 66.6% of product sales revenue, and cost of services was $5.7 million, or 53.5% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.6 million for the three months ended June 30, 2025, compared to $14.8 million for the three months ended June 30, 2024. The primary drivers of the decrease in expense includes lower professional fees of $0.6 million, lower payroll and employee benefit expenses of $0.4 million, and a decrease in research and development expense of $0.2 million, partially offset by higher share-based compensation expense of $0.2 million attributable to cash settled awards remeasured at the balance sheet date based on the price of our common stock.

Other income, net

Other income, net was $1.6 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024. The decline in other income reflects a reduction in the amount attributable to the technical services and assistance agreement with our local partner in Oman, as the program ended in November 2024, with no contribution associated with this agreement in the second quarter of 2025. In addition, there was a year-over-year decrease in royalty income earned from licensees for these periods, as the second quarter of 2024 included an initial payment from a new licensee reflecting both current and certain historical volumes.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain (loss), net was $1.2 million for the three months ended June 30, 2025 compared to $(0.5) million for the three months ended June 30, 2024. The change was due to the movement in the foreign currency exchange rates during the periods, primarily the impact of the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax (benefit) expense was $(1.0) million for the three months ended June 30, 2025 as compared to $0.3 million for the three months ended June 30, 2024. Our effective tax rate (“ETR”) from continuing operations was (155.0%) and (10.5%) for the three months ended June 30, 2025 and 2024, respectively. The income tax (benefit) expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each three-month period excludes the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, some of which were derived from net operating loss carryforwards in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax book income for the three month periods ended June 30, 2025 and 2024. As of June 30, 2025, we reversed a portion of the valuation allowance previously recorded against the deferred tax assets of our Canadian operating subsidiary due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income that are sufficient to realize the remaining deferred tax assets. The reversal of the valuation allowance resulted in a deferred income tax benefit of $1.4 million during the period ended June 30, 2025.

Results of Operations

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2025	2024	$	% (1)
Revenues
Product sales	$62,842	$50,780	$12,062	23.8%
Services	23,617	22,768	849	3.7%
Total revenues	86,459	73,548	12,911	17.6%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	38,566	31,901	6,665	20.9%
Cost of services, exclusive of depreciation and amortization expense shown below	13,040	12,105	935	7.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	51,606	44,006	7,600	17.3%
Selling, general and administrative expenses	29,821	28,650	1,171	4.1%
Depreciation	2,439	2,207	232	10.5%
Amortization	334	334	—	—%
Income (loss) from operations	2,259	(1,649)	3,908	237.0%
Other income (expense)
Interest expense, net	(110)	(215)	105	48.8%
Other income, net	2,446	3,340	(894)	(26.8)%
Foreign currency exchange gain (loss), net	1,198	(1,005)	2,203	219.2%
Total other income	3,534	2,120	1,414	66.7%
Income before income tax	5,793	471	5,322	NM
Income tax (benefit) expense	(359)	757	(1,116)	(147.4)%
Net income (loss)	6,152	(286)	6,438	NM
Net income attributable to non-controlling interest	1,172	739	433	58.6%
Net income (loss) attributable to NCS Multistage Holdings, Inc.	$4,980	$(1,025)	$6,005	585.9%

(1)	NM — Percentage not meaningful

	Six Months Ended
	June 30,		Variance
	2025	2024	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$38,566	$31,901	$6,665	20.9%
Depreciation and amortization attributable to cost of product sales	1,008	927	81	8.7%
Cost of product sales	39,574	32,828	6,746	20.5%
Product sales gross profit	$23,268	$17,952	$5,316	29.6%
Product sales gross margin	37.0%	35.4%

Cost of services, exclusive of depreciation and amortization expense	$13,040	$12,105	$935	7.7%
Depreciation and amortization attributable to cost of services	436	342	94	27.5%
Cost of services	13,476	12,447	1,029	8.3%
Services gross profit	$10,141	$10,321	$(180)	(1.7)%
Services gross margin	42.9%	45.3%

Total cost of sales	$53,050	$45,275	$7,775	17.2%
Total gross profit	$33,409	$28,273	$5,136	18.2%
Total gross margin	38.6%	38.4%

	Six Months Ended
	June 30,		Variance
	2025	2024	$	%
Revenues by Geographic Area:
United States
Product sales	$18,797	$16,317	$2,480	15.2%
Services	4,187	5,485	(1,298)	(23.7)%
Total United States	22,984	21,802	1,182	5.4%
Canada
Product sales	39,864	30,938	8,926	28.9%
Services	15,823	12,789	3,034	23.7%
Total Canada	55,687	43,727	11,960	27.4%
Other Countries
Product sales	4,181	3,525	656	18.6%
Services	3,607	4,494	(887)	(19.7)%
Total other countries	7,788	8,019	(231)	(2.9)%
Total
Product sales	62,842	50,780	12,062	23.8%
Services	23,617	22,768	849	3.7%
Total revenues	$86,459	$73,548	$12,911	17.6%

Revenues

Revenues were $86.5 million for the six months ended June 30, 2025 compared to $73.5 million for the six months ended June 30, 2024. Revenue growth was driven primarily by an increase in product sales in the United States, Canada and internationally. In the United States, this increase was largely attributable to second quarter fracturing systems completion equipment sales associated with two large projects. For Canada, the increase in product and service sales reflects robust activity levels, particularly for fracturing systems completions, a trend that began in the fourth quarter of 2024 and continued throughout the first half of 2025, despite a decline in Canadian rig count, reflecting additional service work in more active regions including the Montney. The increase in international product sales was driven by projects in both the Middle East and North Sea, with a decrease in international services revenue from tracer diagnostics, as the second quarter of the prior year included higher services revenue associated with a large project. Overall, product sales for the six months ended June 30, 2025 totaled $62.8 million compared to $50.8 million for the six months ended June 30, 2024. Services revenue totaled $23.6 million compared to $22.8 million for the same periods.

Cost of sales

Cost of sales was $53.1 million, or 61.4% of revenues, for the six months ended June 30, 2025, compared to $45.3 million, or 61.6% of revenues, for the six months ended June 30, 2024. Overall, cost of sales as a percentage of revenues was consistent for these periods, although product margins improved and service margins declined. Product margin is impacted by the product mix which reflects the jobs completed which may vary in size, complexity and lateral length, as well as the job type which may include wellbore construction services, completion equipment or traditional plug and perforation work. In addition, there was an increase in international fracturing systems jobs in the North Sea in 2025 compared to 2024, which tend to have more favorable margins. Service margins declined in the United States and internationally, primarily associated with timing of tracer diagnostics jobs and the number of fracturing service jobs. For the six months ended June 30, 2025, cost of product sales was $39.6 million, or 63.0% of product sales revenue, and cost of services was $13.5 million, or 57.1% of services revenue. For the six months ended June 30, 2024, cost of product sales was $32.8 million, or 64.6% of product sales revenue, and cost of services was $12.5 million, or 54.7% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $29.8 million for the six months ended June 30, 2025, compared to $28.7 million for the six months ended June 30, 2024. This increase in expense reflects an incremental $0.9 million associated with annual incentive bonus accruals, and higher share-based compensation expense of $0.8 million attributable to cash settled awards, which are remeasured at the balance sheet date based on the price of our common stock, partially offset by slight decreases in expense for rent, professional fees, insurance, and research and development costs.

Other income, net

Other income, net was $2.4 million for the six months ended June 30, 2025, compared to $3.3 million for the six months ended June 30, 2024. The decline in other income reflects a reduction in the amount attributable to the technical services and assistance agreement with our local partner in Oman, as the program ended in November 2024, so there is no contribution associated with this agreement for the first six months of 2025.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain (loss), net was $1.2 million for the six months ended June 30, 2025 compared to $(1.0) million for the six months ended June 30, 2024. The change was due to the movement in the foreign currency exchange rates during the periods, primarily the impact of the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax (benefit) expense was $(0.4) million for the six months ended June 30, 2025 as compared to $0.8 million for the six months ended June 30, 2024. Our ETR from continuing operations was (6.2%) and 160.7% for the six months ended June 30, 2025 and 2024, respectively. The income tax (benefit) expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each six-month period excludes the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, some of which were derived from net operating loss carryforwards in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax book income for the six month periods ended June 30, 2025 and 2024. As of June 30, 2025, we reversed a portion of the valuation allowance previously recorded against the deferred tax assets of our Canadian operating subsidiary due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income that are sufficient to realize the remaining deferred tax assets. The reversal of the valuation allowance resulted in a deferred income tax benefit of $1.4 million during the period ended June 30, 2025.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our secured asset-based revolving credit facility (the “ABL Facility”). As of June 30, 2025, we had cash and cash equivalents of $25.4 million, and total outstanding indebtedness of $7.7 million related to finance lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision. At June 30, 2025, our available borrowing base under the ABL Facility was $17.2 million, with no outstanding borrowings. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at June 30, 2025.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $2.5 million with a maturity date in May 2026, and has no borrowings outstanding as of June 30, 2025.

We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months and after. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for each of the six months ended June 30, 2025 and 2024 were $0.7 million, respectively. We plan to incur approximately $1.4 million to $1.6 million in capital expenditures in total during 2025, which includes (i) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (ii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment and (iii) upgrades to our Repeat Precision manufacturing facilities.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$1,876	$4,099
Net cash used in investing activities	(474)	(393)
Net cash used in financing activities	(2,240)	(1,669)
Effect of exchange rate changes on cash and cash equivalents	330	(143)
Net change in cash and cash equivalents	$(508)	$1,894

Operating Activities

Net cash provided by operating activities was $1.9 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. The reduction in operating cash flow for the first six months of 2025 reflected higher cash payments for incentive bonuses, and higher payments related to the vesting of cash settled share-based awards, which are remeasured based on the price of our common stock, partially offset by an increase in net income of $6.4 million. Additionally, the revenue increase for the first six months of 2025 compared to the same period in 2024 impacted our working capital, including the timing of trade receivable billings and collections, inventory levels and payments for materials and other components.

Investing Activities

Net cash used in investing activities was $0.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, reflecting consistent investment in property and equipment for these periods, net of proceeds received from the sale of retired property and equipment.

Financing Activities

Net cash used in financing activities was $2.2 million and $1.7 million for the six months ended June 30, 2025 and 2024. Our primary uses of funds for the six months ended June 30, 2025 and 2024 were principal payments related to our finance lease obligations totaling $1.1 million and $0.9 million, respectively, payments of $0.3 million and $0.2 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled awards, and a distribution of $0.9 million and $0.5 million, respectively, to our joint venture partner. Net borrowings and repayments under the Repeat Promissory Note had no relative impact on cash flows from financing activities for each of the six months ended June 30, 2025 and 2024.

Material Cash Requirements

There have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2024. See “Note 14. Subsequent Event” to our unaudited condensed consolidated financial statements for a discussion of an acquisition utilizing cash on hand as of July 31, 2025.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	declines in the level of oil and natural gas E&P activity in Canada, the United States and internationally;

●	oil and natural gas price fluctuations;

●	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

●	inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

●	loss of significant customers;

●	losses and liabilities from uninsured or underinsured business activities and litigation;

●	change in trade policy, including the impact of tariffs;

●	our failure to identify and consummate potential acquisitions;

●	the financial health of our customers including their ability to pay for products or services provided;

●	our inability to integrate or realize the expected benefits from acquisitions;

●	our inability to achieve suitable price increases to offset the impacts of cost inflation;

●	loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

●	risks in attracting and retaining qualified employees and key personnel;

●	risks resulting from the operations of our joint venture arrangement;

●	currency exchange rate fluctuations;

●	impact of severe weather conditions;

●	our inability to accurately predict customer demand, which may result in us holding excess or obsolete inventory;

●	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including tax policies, anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

●	impairment in the carrying value of long-lived assets including goodwill;

●	system interruptions or failures, including complications with our enterprise resource planning system, cybersecurity breaches, identity theft or other disruptions that could compromise our information;

●	our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition and the adoption of artificial intelligence and machine learning;

●	our inability to protect and maintain critical intellectual property assets, the inability to protect our current royalty income, or the losses and liabilities from adverse decisions in intellectual property disputes;

●	loss of, or interruption to, our information and computer systems;

●	our failure to establish and maintain effective internal control over financial reporting;

●	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;

●	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;

●	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;

●	the reduction in our ABL Facility borrowing base or our inability to comply with the covenants in our debt agreements; and

●	our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024, however, in May 2025, two of our largest customers completed a business combination and the combined entity constituted 17% of our trade receivables as of June 30, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 10. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2024.

Item 5.  Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

Exhibit
No.		Description
†	10.1	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement (File No. 001-38071) filed on April 8, 2025).
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	Inline XBRL Instance Document
***	101.SCH	Inline XBRL Taxonomy Extension Schema
***	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
***	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101)

†	Management contracts or compensatory plans or arrangements.
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2025	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)