Form 10-Q
period 2025-09-30
NCS Multistage Holdings, Inc.
filed 2025-10-30
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, there were 2,540,920 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$25,295	$25,880
Accounts receivable—trade, net	36,063	31,513
Inventories, net	44,097	40,971
Prepaid expenses and other current assets	2,475	2,063
Other current receivables	3,406	5,143
Total current assets	111,336	105,570
Noncurrent assets
Property and equipment, net	20,030	21,283
Goodwill	16,387	15,222
Identifiable intangibles, net	6,291	3,690
Operating lease assets	5,194	5,911
Deposits and other assets	587	712
Deferred income taxes, net	2,199	424
Total noncurrent assets	50,688	47,242
Total assets	$162,024	$152,812
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$7,924	$8,970
Accrued expenses	8,397	8,351
Income taxes payable	293	683
Operating lease liabilities	1,648	1,602
Contingent purchase consideration	1,076	—
Current maturities of long-term debt	2,326	2,141
Other current liabilities	3,701	3,672
Total current liabilities	25,365	25,419
Noncurrent liabilities
Long-term debt, less current maturities	5,111	6,001
Operating lease liabilities, long-term	4,059	4,891
Other long-term liabilities	206	206
Deferred income taxes, net	170	186
Total noncurrent liabilities	9,546	11,284
Total liabilities	34,911	36,703
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,607,362 shares issued and 2,540,849 shares outstanding at September 30, 2025 and 2,563,979 shares issued and 2,507,430 shares outstanding at December 31, 2024	26	26
Additional paid-in capital	449,245	447,384
Accumulated other comprehensive loss	(86,687)	(87,604)
Retained deficit	(250,236)	(259,024)
Treasury stock, at cost, 66,513 shares at September 30, 2025 and 56,549 shares at December 31, 2024	(2,211)	(1,943)
Total stockholders' equity	110,137	98,839
Non-controlling interest	16,976	17,270
Total equity	127,113	116,109
Total liabilities and stockholders' equity	$162,024	$152,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Product sales	$31,220	$31,675	$94,062	$82,455
Services	15,318	12,331	38,935	35,099
Total revenues	46,538	44,006	132,997	117,554
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,261	19,408	57,827	51,309
Cost of services, exclusive of depreciation and amortization expense shown below	7,864	6,066	20,904	18,171
Total cost of sales, exclusive of depreciation and amortization expense shown below	27,125	25,474	78,731	69,480
Selling, general and administrative expenses	14,815	14,139	44,636	42,789
Depreciation	1,277	1,188	3,716	3,395
Amortization	258	168	592	502
Income from operations	3,063	3,037	5,322	1,388
Other income (expense)
Interest expense, net	(99)	(108)	(209)	(323)
Other income, net	1,176	1,523	3,622	4,863
Foreign currency exchange (loss) gain	(447)	217	751	(788)
Total other income	630	1,632	4,164	3,752
Income before income tax	3,693	4,669	9,486	5,140
Income tax (benefit) expense	(549)	(35)	(908)	722
Net income	4,242	4,704	10,394	4,418
Net income attributable to non-controlling interest	434	557	1,606	1,296
Net income attributable to NCS Multistage Holdings, Inc.	$3,808	$4,147	$8,788	$3,122
Earnings per common share
Basic earnings per common share attributable to NCS Multistage Holdings, Inc.	$1.47	$1.63	$3.40	$1.23
Diluted earnings per common share attributable to NCS Multistage Holdings, Inc.	$1.37	$1.60	$3.22	$1.21
Weighted average common shares outstanding
Basic	2,594	2,548	2,586	2,535
Diluted	2,778	2,588	2,729	2,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$4,242	$4,704	$10,394	$4,418
Foreign currency translation adjustments, net of tax of $0	(771)	216	917	(548)
Comprehensive income	3,471	4,920	11,311	3,870
Less: Comprehensive income attributable to non-controlling interest	434	557	1,606	1,296
Comprehensive income attributable to NCS Multistage Holdings, Inc.	$3,037	$4,363	$9,705	$2,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2024	—	$—	2,563,979	$26	$447,384	$(87,604)	$(259,024)	(56,549)	$(1,943)	$17,270	$116,109
Share-based compensation	—	—	—	—	552	—	—	—	—	—	552
Net income	—	—	—	—	—	—	4,056	—	—	398	4,454
Vesting of restricted stock	—	—	43,383	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,964)	(268)	—	(268)
Currency translation adjustment	—	—	—	—	—	(11)	—	—	—	—	(11)
Balances as of March 31, 2025	—	$—	2,607,362	$26	$447,936	$(87,615)	$(254,968)	(66,513)	$(2,211)	$17,668	$120,836
Share-based compensation	—	—	—	—	646	—	—	—	—	—	646
Net income	—	—	—	—	—	—	924	—	—	774	1,698
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(900)	(900)
Currency translation adjustment	—	—	—	—	—	1,699	—	—	—	—	1,699
Balances as of June 30, 2025	—	$—	2,607,362	$26	$448,582	$(85,916)	$(254,044)	(66,513)	$(2,211)	$17,542	$123,979
Share-based compensation	—	—	—	—	663	—	—	—	—	—	663
Net income	—	—	—	—	—	—	3,808	—	—	434	4,242
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,000)	(1,000)
Currency translation adjustment	—	—	—	—	—	(771)	—	—	—	—	(771)
Balances as of September 30, 2025	—	$—	2,607,362	$26	$449,245	$(86,687)	$(250,236)	(66,513)	$(2,211)	$16,976	$127,113

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

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$10,394	$4,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,308	3,897
Amortization of deferred loan costs	156	155
Share-based compensation	4,996	3,403
Provision for inventory obsolescence	490	945
Deferred income tax (benefit) expense	(1,715)	3
Gain on sale of property and equipment	(501)	(363)
(Recovery of) provision for credit losses	(6)	44
Net foreign currency unrealized (gain) loss	(1,262)	855
Proceeds from note receivable	—	61
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,396)	(13,050)
Inventories, net	(2,788)	(1,210)
Prepaid expenses and other assets	3,154	821
Accounts payable—trade	(451)	1,124
Accrued expenses	(315)	3,224
Other liabilities	(5,426)	(2,433)
Income taxes receivable/payable	(594)	188
Net cash provided by operating activities	9,044	2,082
Cash flows from investing activities
Purchases of property and equipment	(976)	(1,083)
Purchase and development of software and technology	(61)	(70)
Proceeds from sales of property and equipment	735	421
Acquisition of business, net of cash acquired	(5,758)	—
Net cash used in investing activities	(6,060)	(732)
Cash flows from financing activities
Payments on finance leases	(1,626)	(1,442)
Line of credit borrowings	2,338	3,062
Payments of line of credit borrowings	(2,338)	(3,062)
Treasury shares withheld	(268)	(237)
Distribution to noncontrolling interest	(1,900)	(1,000)
Net cash used in financing activities	(3,794)	(2,679)
Effect of exchange rate changes on cash and cash equivalents	225	(61)
Net change in cash and cash equivalents	(585)	(1,390)
Cash and cash equivalents beginning of period	25,880	16,720
Cash and cash equivalents end of period	$25,295	$15,330
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$795	$2,145
Assets obtained in exchange for new operating lease liabilities	$407	$—
Debt assumed in acquisition of business	$324	$—

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

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for internal-use software costs to be less prescriptive, allowing capitalization once management has authorized and committed to a software project that is deemed probable to complete, without significant development uncertainty. In addition, this pronouncement clarifies that certain disclosures for capitalized internal-use software intangible assets are not required and amends existing guidance on website development cost. The new standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities to forego an evaluation of forecast information when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under Topic 606. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves income tax disclosures including a requirement to present specific categories in the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, certain disclosures pertaining to income taxes paid (net of refunds received) and amendments to other disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2024, and should be applied prospectively although retrospective application is permitted. We expect to adopt this guidance as of December 31, 2025, with no significant impact on our financial position, results of operations or cashflows.

Note 2.  Acquisition

On July 31, 2025, we acquired 100% of the equity interests of Reservoir Metrics, LLC, and its related entities (“ResMetrics”), a provider of tracer diagnostics services, for $7.1 million, on a cash-free, debt-free basis. Purchase consideration consists of $5.8 million in cash, including a working capital adjustment, $0.3 million of debt assumed and $1.1 million of contingent consideration, payable solely depending on changes in international trade tariffs for certain chemical imports from the date of acquisition through the measurement date, December 31, 2025. We remeasure the contingent consideration as of each balance sheet date within the measurement period. The contingent consideration related liability totals $1.1 million and is presented separately on the accompanying balance sheet as of September 30, 2025. We expect to settle this contingent liability during the first quarter of 2026, for which the payment will not exceed $1.3 million. We believe the purchase of ResMetrics further expands and complements our existing tracer diagnostics offerings.

The purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill is calculated as the excess of consideration transferred over the fair value of the net assets recognized. The fair value of the assets and liabilities of ResMetrics were determined utilizing a third-party valuation for certain long-term assets and intangibles, as well as various preliminary estimates and assumptions we believe are reasonable based on currently available information. The purchase price allocation is preliminary as of September 30, 2025, and may change as we continue to analyze information. We recognized goodwill of $1.2 million associated with this transaction, which we expect to be fully deductible for income tax purposes. Future changes to the purchase price allocation may result in a corresponding change in goodwill. We do not expect any future adjustments to significantly change the purchase price allocation as presented as of September 30, 2025.

We have expensed acquisition costs related to this transaction of $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, respectively, as general and administrative expense on the applicable accompanying statements of operations.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the preliminary purchase price allocation as of the acquisition date for the ResMetrics business combination (in thousands):

Consideration
Cash consideration	$7,853
Debt assumed	324
Contingent consideration	1,064
Less: Cash acquired	(2,095)
Total consideration	$7,146
Preliminary purchase price allocation
Accounts receivable	$2,744
Inventories	311
Prepaid expenses and other current assets	180
Property and equipment	716
Intangible assets	3,192
Other long-term assets	19
Total identifiable assets acquired	7,162
Accounts payable—trade	144
Accrued expenses and other current liabilities	1,037
Total liabilities assumed	1,181
Net identifiable assets acquired	5,981
Goodwill	1,165
Net assets acquired	$7,146

Definite-lived intangible assets acquired were $3.2 million, primarily associated with customer relationships. The intangible assets are amortized on a straight-line basis over the estimated useful lives of approximately six years, resulting in amortization expense of $0.1 million for the three and nine months ended September 30, 2025.

ResMetrics has contributed revenue and income before tax of $2.2 million and $0.6 million, respectively, to our consolidated results for the quarter and nine months ended September 30, 2025. We have prepared unaudited pro forma information, as if the acquisition occurred on January 1, 2024, based on available information and certain assumptions we believe are reasonable, including: (i) adjustments for depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) accounting policy conforming changes, (iii) elimination of interest income that could have been earned on invested cash associated with the purchase price, (iv) tax effect on earnings of ResMetrics and pro forma adjustments assuming a statutory rate of 21%, and (v) other adjustments deemed appropriate. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the ResMetrics acquisition taken place on January 1, 2024; furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our unaudited selected financial information on a pro forma basis (in thousands):

	Pro Forma (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$47,396	$46,214	$139,401	$123,933
Net income attributable to NCS Multistage Holdings, Inc.	$3,894	$4,403	$9,769	$3,416

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Segment and Geographic Information

We sell complementary products and services largely to E&P customers in the oil and gas industry, through one reportable segment, as more fully described in our Annual Report, “Note 3. Segment and Geographic Information.” We manage our activities on a consolidated basis applying qualitative factors including the nature of the products and services, the nature and commonality of production processes, a shared customer base primarily in North America, the scope of geographic operations and a common industry and regulatory environment. Our chief operating decision maker (“CODM”) is the Chief Executive Officer.

We evaluate our performance on a consolidated basis by reviewing key income statement items such as revenue, gross margin, and net income, as well as other specific balance sheet and cash flow items; comparing certain key financial figures to financial guidance; and evaluating our share price performance and estimated trading multiple relative to selected peers.

Our CODM utilizes the GAAP measures of net income and cash flow from operations as primary measures of profitability and cash flow, respectively, as well as secondary non-GAAP measures of Adjusted EBITDA and free cash flow. The CODM assesses segment performance using these measures, and he decides how to allocate resources, which may include evaluating the budget, current forecast and our consolidated cash position, with periodic review of our market share and our common stock performance relative to peers. The CODM assesses business performance consistent with the presentation on our consolidated financial statements, supplemented with a review of certain significant selling, general and administrative (“SG&A”) expense categories. Such expenses are reviewed on a with and without basis for business combinations, until fully integrated into actual results for all periods presented.

The following table summarizes significant SG&A expenses that are reviewed by the CODM but are not separately presented on our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Payroll and employee benefits	$8,400	$8,527	$26,583	$25,749
Share-based compensation	2,159	1,341	4,996	3,403
Professional services	1,415	1,551	4,939	5,203
Insurance	545	504	1,559	1,636
Software and hardware	656	546	1,809	1,558
Other	1,640	1,670	4,750	5,240
Total SG&A	$14,815	$14,139	$44,636	$42,789

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States
Product sales	$10,789	$9,489	$29,586	$25,806
Services	6,357	1,645	10,544	7,130
Total United States	17,146	11,134	40,130	32,936
Canada
Product sales	17,564	22,140	57,428	53,078
Services	6,165	6,725	21,988	19,514
Total Canada	23,729	28,865	79,416	72,592
Other Countries
Product sales	2,867	46	7,048	3,571
Services	2,796	3,961	6,403	8,455
Total other countries	5,663	4,007	13,451	12,026
Total
Product sales	31,220	31,675	94,062	82,455
Services	15,318	12,331	38,935	35,099
Total revenues	$46,538	$44,006	$132,997	$117,554

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets, net) by geographic area (in thousands):

	September 30,	December 31,
	2025	2024
United States	$11,963	$13,455
Canada	9,725	10,240
Other Countries	3,536	3,499
Total	$25,224	$27,194

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

The following table presents the current contract liabilities as of  September 30, 2025 and  December 31, 2024 (in thousands):

Balance at December 31, 2024	$223
Additions	636
Revenue recognized	(756)
Balance at September 30, 2025	$103

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of September 30, 2025 and  December 31, 2024 is included in other current liabilities on the applicable condensed consolidated balance sheets. Our performance obligations for our product and services revenues are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. There was $0.4 million and $0.8 million in revenue recognized from the contract liability balance for the three and nine months ended September 30, 2025, respectively. No revenue was recognized from the contract liability balance for the three months ended September 30, 2024 and $0.5 million of revenue was recognized for the nine months ended September 30, 2024.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Inventories, net

Inventories consist of the following as of September 30, 2025 and  December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$2,296	$2,085
Work in process	145	291
Finished goods	41,656	38,595
Total inventories, net	$44,097	$40,971

Note 6.  Other Current Receivables

Other current receivables consist of the following as of September 30, 2025 and  December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Current income tax receivables	$1,887	$1,743
Employee receivables	181	165
Other receivables	1,338	3,235
Total other current receivables	$3,406	$5,143

Other receivables as of September 30, 2025 and  December 31, 2024, included the following: (i) a receivable of $1.0 million and $1.1 million, respectively, associated with license agreements, for amounts owed from the quarter that are deemed probable and estimable, but not yet received as of the balance sheet date. At December 31, 2024, we also had a receivable of $1.4 million, net of withholding tax, associated with a technical services and assistance agreement with our local partner in Oman, pursuant to a collaborative arrangement that ended in November 2024. We collected the receivable from our Omani partner during the third quarter of 2025.

Note 7.  Property and Equipment

Property and equipment by major asset class consist of the following as of September 30, 2025 and  December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Land	$1,551	$1,501
Building and improvements	7,154	6,792
Machinery and equipment	19,832	19,769
Computers and software	2,150	2,175
Furniture and fixtures	501	460
Vehicles	141	128
Right of use assets - finance leases	14,083	13,751
	45,412	44,576
Less: Accumulated depreciation and amortization	(25,586)	(23,519)
	19,826	21,057
Construction in progress	204	226
Property and equipment, net	$20,030	$21,283

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the depreciation expense associated with the respective income statement line items for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of sales
Cost of product sales	$555	$486	$1,563	$1,413
Cost of services	229	213	665	555
Selling, general and administrative expenses	493	489	1,488	1,427
Total depreciation	$1,277	$1,188	$3,716	$3,395

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three and nine months ended September 30, 2025 and 2024, and accordingly no impairment loss has been recorded.

Note 8.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	September 30,	December 31,
	2025	2024
Gross value	$177,162	$177,162
Acquisition	1,165	—
Accumulated impairment	(161,940)	(161,940)
Net	$16,387	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. This impairment analysis is performed at a reportable unit level. The $1.2 million of goodwill associated with the ResMetrics acquisition is allocated to our tracer diagnostic services group within our Legacy NCS reportable unit. See “Note 2. Acquisition”. As of September 30, 2025 and 2024, our Repeat Precision and tracer diagnostic services reportable units are the only units with remaining goodwill. We did not identify any triggering events that would indicate potential impairment for either of these units. Therefore, no goodwill impairment has been recorded for the three and nine months ended September 30, 2025 and 2024.

Identifiable intangibles by major asset class consist of the following (in thousands):

		September 30, 2025
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$4,063	$(1,318)	$2,745
Customer relationships	6 - 10	6,800	(3,628)	3,172
Trademarks	5	190	(6)	184
Non-compete agreements	5	197	(7)	190
Total identifiable intangibles		$11,250	$(4,959)	$6,291

		December 31, 2024
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,122)	$2,836
Customer relationships	10	4,100	(3,246)	854
Total identifiable intangibles		$8,058	$(4,368)	$3,690

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense, which is associated with SG&A expenses on the condensed consolidated statements of operations, was $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Prior to the acquisition of ResMetrics, our intangible assets were primarily attributable to Repeat Precision. However, the acquisition has contributed identifiable intangible assets to the tracer diagnostics services group within Legacy NCS. As of September 30, 2025 and 2024, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangible assets. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three and nine months ended September 30, 2025 and 2024.

Note 9.  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2025 and  December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accrued payroll and bonus	$7,307	$7,601
Property and franchise taxes accrual	375	251
Accrued other miscellaneous liabilities	715	499
Total accrued expenses	$8,397	$8,351

Accrued payroll and bonus includes an incentive bonus that is accrued based on operating performance, with the related liability remeasured each reporting period to reflect changes in the expected payout, and is generally paid during the first quarter of the following year.

Note 10.  Debt

Our long-term debt consists of the following as of September 30, 2025 and  December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	7,437	8,142
Total debt	7,437	8,142
Less: current portion	(2,326)	(2,141)
Long-term debt	$5,111	$6,001

The estimated fair value of total debt as of September 30, 2025 and  December 31, 2024 was $6.3 million and $7.2 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a description of our financing arrangements.

ABL Facility

In May 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”), where credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). In  April 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate. The ABL Facility is scheduled to mature in May 2027.

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, of which borrowing up to $10.0 million can be made in Canadian dollars and funding of $7.5 million can be available for letters of credit. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated on eligible accounts receivables and inventory, provided such eligible balances cannot include the assets of Repeat Precision. In addition, our ABL borrowing base currently excludes accounts receivables and inventory associated with the ResMetrics business until the business is fully integrated and the inclusion of such assets is approved by our lender. Our available borrowing base under the ABL Facility as of  September 30, 2025 was $19.4 million. As of September 30, 2025 and  December 31, 2024, we had no outstanding indebtedness under the ABL Facility. As of September 30, 2025, we utilized letter of credit commitments of $0.2 million.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at September 30, 2025 was 6.6%. We incurred interest expense related to the ABL Facility, including commitment fees, of less than $0.1 million for each of the three months ended September 30, 2025 and 2024 and $0.2 million for each of the nine months ended September 30, 2025 and 2024, respectively.

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

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of September 30, 2025, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and less than $0.1 million associated with the April 2024 amendment, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.2 million for each of the nine months ended September 30, 2025 and 2024, was included in interest expense, net.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repeat Precision Promissory Note

In February 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note had been renewed annually several times. In May 2025, the Repeat Precision Promissory Note was again renewed with an aggregate borrowing capacity of $2.5 million. The Repeat Precision Promissory Note is scheduled to mature in  May 2026 and bears interest at a variable interest rate based on prime plus 1.00%. The applicable interest rate at September 30, 2025 was 8.25%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of September 30, 2025 and  December 31, 2024, there was no outstanding indebtedness under the promissory note and the available borrowing base was $2.5 million. Repeat Precision’s indebtedness is guaranteed by Repeat Precision and its subsidiary and is not guaranteed by any other NCS entity.

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

In October 2025, the Federal Court of Appeal of Canada (“Court of Appeal”) found that the trial judge erred in construing Kobold’s patent claims and set aside the findings of infringement, the permanent injunction, and the costs award. The Court of Appeal remitted the case back to the trial court to reconsider whether Kobold's patent is invalid for double patenting (claiming the same invention in two different patents). The Court of Appeal reduced the costs award from approximately $1.8 million to approximately $0.9 million and further indicated that if the patent is found invalid on remand, the costs award may be further reduced or eliminated.

While the Court of Appeal’s reasoning indicates that Kobold’s patent may be found invalid on remand, we cannot predict with certainty the outcome of the remand proceedings. If Kobold’s patent is ultimately upheld as valid and we are found to infringe, damages would then be determined by the Canada Court, which would likely extend for one or more years after the remand decision. We would expect any damages awarded to be modest because of the relative ease and minimal cost incurred to implement changes to our product, with such changes resulting in no significant commercial impact to date. As of September 30, 2025, we believe a loss is reasonably possible but not probable, and any potential loss is not reasonably estimable.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Patent Matters

In connection with patent infringement claims regarding U.S. Patent No. 10,465,445 (“the ’445 Patent”), we received favorable jury verdicts against Nine Energy Services, Inc. (“Nine”) and TCO AS (“TCO”) in the Western District of Texas, Waco Division (“Waco District Court”). In January 2022, the jury awarded NCS approximately $0.5 million in damages against Nine, and in  August 2022, the jury awarded NCS approximately $1.9 million in damages against TCO. At subsequent hearings in December 2022 and May 2024, respectively, the Waco District Court awarded supplemental damages, interest, and costs, and ordered both Nine and TCO to pay ongoing royalties for their sales of infringing casing flotation devices for the life of the '445 Patent. To date, Nine and TCO have secured over $6.5 million in total for the amounts owed in connection with the judgment. Both parties have appealed their respective decisions. Nine and TCO filed their respective opening appellate briefs in late 2024, and we filed our responses in early 2025. We expect a resolution to these matters in 2026. As the decisions are subject to appeal, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

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

Note 12.  Share-Based Compensation

During the nine months ended September 30, 2025, we granted 81,188 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $25.13. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the nonemployee members of our Board of Directors generally vest on the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the nine months ended September 30, 2025, we granted 55,154 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $25.41. ESUs are granted to employees at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs are settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs granted to our employees generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board of Directors.

In addition, during the nine months ended September 30, 2025, we granted 32,507 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2025 to December 31, 2027. The PSUs grant date fair value of $24.29 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued is dependent upon our total shareholder return relative to a performance peer group (“relative TSR”) over a three-year performance period. Each PSU associated with the March 2025 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2028. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs.

Total share-based compensation expense for all awards was $2.2 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $5.0 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was (14.9%) and (0.7%) for the three months ended September 30, 2025 and 2024, respectively, and (9.6%) and 14.0% for the nine months ended September 30, 2025 and 2024, respectively. The income tax (benefit) expense for the three and nine months ended September 30, 2025 and 2024 primarily relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. The income tax provision for both the three and nine months ended September 30, 2025 and 2024 does not include the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, for both of the three and nine months ended September 30, 2025 and 2024 the income tax provision includes effects of changes in valuation allowances established against our previously recognized deferred tax assets derived from net operating loss carryforwards, in the United States, Canada, or other jurisdictions. For both of the three and nine months ended September 30, 2025 and 2024, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax book income.

During the nine months ended  September 30, 2025, we reversed a portion of the valuation allowance previously recorded against the deferred tax assets of our Canadian operating subsidiary due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income that are sufficient to realize the remaining deferred tax assets. The reversal of the valuation allowance resulted in a deferred income tax benefit of $1.8 million during the nine-month period ended September 30, 2025. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., containing several changes to U.S. federal tax law and other regulatory provisions. We evaluated the impact of the legislation and determined there was no significant impact on our effective tax rate, cash tax and financial statements.

Note 14.  Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator
Net income	$4,242	$4,704	$10,394	$4,418
Less: income attributable to non-controlling interest	434	557	1,606	1,296
Net income attributable to NCS Multistage Holdings, Inc.	$3,808	$4,147	$8,788	$3,122

Denominator
Basic weighted average number of shares	2,594	2,548	2,586	2,535
Dilutive effect of other equity awards	184	40	143	36
Diluted weighted average number of shares	2,778	2,588	2,729	2,571

Earnings per common share
Basic	$1.47	$1.63	$3.40	$1.23
Diluted	$1.37	$1.60	$3.22	$1.21

Potentially dilutive securities excluded as anti-dilutive	2	65	2	40

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

On July 31, 2025, we acquired 100% of the equity interests of Reservoir Metrics, LLC, and its related entities (“ResMetrics”), a provider of tracer diagnostics services, for $7.1 million, on a cash-free, debt-free basis. Purchase consideration of $5.8 million in cash, including a working capital adjustment, $0.3 million of debt assumed and $1.1 million of contingent consideration (maximum contingent consideration of $1.3 million), payable solely depending on changes in international trade tariffs for certain chemical imports from the date of acquisition through the measurement date, December 31, 2025.

Our products and services are primarily sold to North American E&P companies and our ability to generate revenues from our products and services depends upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

Based on year-to-date E&P company drilling and completion activity, expected capital budgets for the remainder of 2025, as well as more recent industry reports, we believe: (i) Canadian activity will decline by 3% to 5% compared to 2024, although activity increased during the first half of 2025, we expect this increase to be more than offset by a 10% to 15% decline in the second half of the year relative to the same period in 2024; (ii) the U.S. market will continue to experience a decline in activity of 6% to 8% compared to 2024, driven by conservative oil production growth targets and ongoing consolidation within the E&P sector, partially offset by potential increases in activity targeting natural gas; and (iii) international activity and spending in the regions where NCS participates, including the North Sea, the Middle East, and Argentina, will increase modestly despite relatively flat to modestly down overall international spending levels.

Oil and natural gas prices were volatile in 2024, a trend that continued into 2025. This volatility has been influenced by multiple factors, including geopolitical incidents from trade tensions, the ongoing war between Russia and Ukraine and conflicts in the Middle East. Trade disruptions or any further escalation of these conflicts could intensify commodity price volatility. Also impacting commodity prices are increases in oil supply by OPEC+ countries, as they have recently begun to accelerate a planned increase to their production quotas. See further discussion below on oil and natural gas pricing.

Our products and services face significant competitive pressures across all offerings, which has and may continue to have a negative impact on market share and operating margins for certain product lines. This competitive pressure constrains our ability to raise prices necessary to offset rising costs, particularly during periods of higher cost inflation or periods affected by the uncertainty of escalating and de-escalating tariffs, with supply-chain costs impacted by the tariffs then in effect. While inflationary cost pressures moderated somewhat beginning in the second half of 2023 through 2024, the implementation of new tariffs, including steel and aluminum, and the continued threats of additional tariffs in 2025, could lead to additional costs that we may not be able to recover through price increases.

In April 2025, the U.S. administration announced targeted tariff measures affecting multiple countries, many of which were substantial, and subsequently paused implementation for 90 days. The pause was later extended through August 2025 and has since expired. While certain countries have reached trade agreements with the United States, others remain subject to elevated tariff rates. The U.S. Supreme Court is scheduled to hear arguments in November 2025 regarding the legality of specific tariffs under the International Emergency Economic Powers Act and Section 232 of the Trade Expansion Act. Certain tariffs remained in effect during the pause period, including baseline tariffs on imported goods and existing tariffs on steel and aluminum.

For Canada and Mexico, goods covered by the United States-Mexico-Canada Agreement (“USMCA”) continue to be exempt from tariffs; however, ongoing trade tensions have led to discussions of additional measures that could potentially affect even USMCA-compliant goods in future negotiations. We believe our supply chain in Mexico, where Repeat Precision manufactures products and certain components used in our fracturing systems, is currently compliant with the USMCA. We believe that products we ship from the United States to Canada are also compliant with the USMCA.

The tariffs on steel have increased certain input costs, and tariffs on China are expected to raise the cost of chemicals used in our tracer diagnostics services business as existing inventory is consumed and replaced. Tariffs ultimately imposed by the U.S. administration—particularly those affecting Mexico, Canada, or China—could increase our cost of goods sold. Most of our sliding sleeves and other products sold in Canada are sourced from the United States; therefore, any retaliatory tariffs imposed by the Canadian government on goods imported from the United States could further increase our product costs in Canada. In addition, U.S. tariffs on Canadian energy exports could reduce drilling and completion activity by our Canadian customers, potentially lowering demand for our products and services in that market.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, raised benchmark interest rates several times in the past few years, actions typically intended to increase borrowing costs and moderate economic activity. Beginning in September 2024, the U.S. Federal Reserve began lowering rates modestly amid improving inflation and decelerating employment data. In the second half of 2025, the U.S. Federal Reserve implemented additional rate cuts in response to slowing job growth and elevated unemployment levels. Additional rate reductions may be considered at upcoming meetings, depending on future economic data. The U.S. Federal Reserve continues to monitor the impact of tariff-related inflationary pressures and reciprocal trade actions, which may influence future monetary policy decisions.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile. The average WTI crude oil price slightly increased in the third quarter of 2025 compared to the second quarter, partially attributable to geopolitical tensions, specific supply disruptions, seasonal demand and low inventory levels. The effect of these factors was tempered somewhat by an increase in oil supply, due in part to higher production by members of OPEC and certain other countries, including Russia (informally known as “OPEC+”) and non-OPEC+ countries. Over the past few years, to address the uncertain outlook for the global economy and, specifically the oil markets, and to reduce the potential for an oversupply of oil and gas inventory, members of OPEC+ agreed to several collective voluntary oil production reductions. Beginning in 2025, OPEC+ began a gradual phase out of these voluntary reductions, while maintaining its stated commitment to market stability. The pace and scope of further adjustments remain dependent on evolving market conditions and broader economic indicators.

Natural gas pricing continues to be volatile and has decreased for the third quarter of 2025 to an average of $3.03 per MMBtu compared to an average of $3.19 per MMBtu for the second quarter of 2025. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. The natural gas price decrease during the third quarter of 2025 was primarily due to strong production growth and higher than expected surplus levels of natural gas in storage.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
9/30/2024	$76.43	$80.01	$2.11
12/31/2024	70.73	74.66	2.44
3/31/2025	71.78	75.87	4.14
6/30/2025	64.57	68.07	3.19
9/30/2025	65.78	69.03	3.03

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the third quarter of 2024, as provided by Baker Hughes Company. The quarterly changes are impacted by seasonality, particularly the effect of the spring break-up during the second quarter on the Canadian land rig count:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
9/30/2024	566	207	773
12/31/2024	571	194	765
3/31/2025	574	214	788
6/30/2025	559	127	686
9/30/2025	527	176	703

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. In the third quarter of 2025, the average U.S. land rig count was 527, a decline of 7% and 6% compared to the third quarter of 2024 and second quarter of 2025, respectively. The average land rig count in Canada for the third quarter of 2025 was lower by 15% compared to the same period in 2024. For the remainder of the year, we currently expect U.S. and Canada rig counts and completion activity to be lower than the comparable data for 2024.

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

Product sales represented 67% and 72% of our revenues for the three months ended September 30, 2025 and 2024, respectively, and 71% and 70% for the nine months ended September 30, 2025 and 2024, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be fulfilled on negotiated terms. Services represented 33% and 28% of our revenues for the three months ended September 30, 2025 and 2024, respectively, and 29% and 30% for the nine months ended September 30, 2025 and 2024, respectively. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 51% and 66% for the three months ended September 30, 2025 and 2024, respectively, and approximately 60% and 62% for the nine months then ended. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and selling, general and administrative (“SG&A”) expenses.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 19% and 30% for the three months ended September 30, 2025 and 2024, respectively, and 27% and 28% for the nine months then ended.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Variance
	2025	2024	$	% (1)
Revenues
Product sales	$31,220	$31,675	$(455)	(1.4)%
Services	15,318	12,331	2,987	24.2%
Total revenues	46,538	44,006	2,532	5.8%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,261	19,408	(147)	(0.8)%
Cost of services, exclusive of depreciation and amortization expense shown below	7,864	6,066	1,798	29.6%
Total cost of sales, exclusive of depreciation and amortization expense shown below	27,125	25,474	1,651	6.5%
Selling, general and administrative expenses	14,815	14,139	676	4.8%
Depreciation	1,277	1,188	89	7.5%
Amortization	258	168	90	53.6%
Income from operations	3,063	3,037	26	0.9%
Other income (expense)
Interest expense, net	(99)	(108)	9	8.3%
Other income, net	1,176	1,523	(347)	(22.8)%
Foreign currency exchange (loss) gain, net	(447)	217	(664)	(306.0)%
Total other income	630	1,632	(1,002)	(61.4)%
Income before income tax	3,693	4,669	(976)	(20.9)%
Income tax benefit	(549)	(35)	(514)	NM
Net income	4,242	4,704	(462)	(9.8)%
Net income attributable to non-controlling interest	434	557	(123)	(22.1)%
Net income attributable to NCS Multistage Holdings, Inc.	$3,808	$4,147	$(339)	(8.2)%

(1)	NM — Percentage not meaningful

	Three Months Ended
	September 30,		Variance
	2025	2024	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$19,261	$19,408	$(147)	(0.8)%
Depreciation and amortization attributable to cost of product sales	555	486	69	14.2%
Cost of product sales	19,816	19,894	(78)	(0.4)%
Product sales gross profit	$11,404	$11,781	$(377)	(3.2)%
Product sales gross margin	36.5%	37.2%

Cost of services, exclusive of depreciation and amortization expense	$7,864	$6,066	$1,798	29.6%
Depreciation and amortization attributable to cost of services	229	213	16	7.5%
Cost of services	8,093	6,279	1,814	28.9%
Services gross profit	$7,225	$6,052	$1,173	19.4%
Services gross margin	47.2%	49.1%

Total cost of sales	$27,909	$26,173	$1,736	6.6%
Total gross profit	$18,629	$17,833	$796	4.5%
Total gross margin	40.0%	40.5%

	Three Months Ended
	September 30,		Variance
	2025	2024	$	% (1)
Revenues by Geographic Area:
United States
Product sales	$10,789	$9,489	$1,300	13.7%
Services	6,357	1,645	4,712	286.4%
Total United States	17,146	11,134	6,012	54.0%
Canada
Product sales	17,564	22,140	(4,576)	(20.7)%
Services	6,165	6,725	(560)	(8.3)%
Total Canada	23,729	28,865	(5,136)	(17.8)%
Other Countries
Product sales	2,867	46	2,821	NM
Services	2,796	3,961	(1,165)	(29.4)%
Total other countries	5,663	4,007	1,656	41.3%
Total
Product sales	31,220	31,675	(455)	(1.4)%
Services	15,318	12,331	2,987	24.2%
Total revenues	$46,538	$44,006	$2,532	5.8%

(1)	NM — Percentage not meaningful

Revenues

Revenues were $46.5 million for the three months ended September 30, 2025 compared to $44.0 million for the three months ended September 30, 2024. Product sales revenue was relatively flat overall for the respective periods. The United States and international markets experienced increased product sales primarily attributable to fracturing systems, including in the North Sea, as well as wellbore construction sales in the Middle East, offset by a decline in Canadian product sales, which were impacted by lower rig counts during 2025. Services revenue increased in the United States by $4.7 million, primarily due to tracer diagnostics services, which includes an approximate $2 million contribution from ResMetrics. In Canada and internationally, services revenue declined primarily associated with the timing of tracer diagnostics projects. Overall, product sales for the three months ended September 30, 2025 totaled $31.2 million compared to $31.7 million for the three months ended September 30, 2024. Services revenue totaled $15.3 million compared to $12.3 million for the same periods.

Cost of sales

Cost of sales was $27.9 million, or 60.0% of revenues, for the three months ended September 30, 2025, compared to $26.2 million, or 59.5% of revenues, for the three months ended September 30, 2024. Product cost of sales as a percentage of revenues increased slightly during the respective periods, reflecting the mix of products sold. Cost of services as a percentage of revenues increased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the mix of fracturing systems services revenue and tracer diagnostics revenue, as the third quarter of 2024 was more heavily weighted to higher margin international tracer diagnostics jobs, particularly a large project in Saudi Arabia. Cost of sales as a percentage of revenues for the quarter ended September 30, 2025 were favorably impacted by the contribution from ResMetrics. For the three months ended September 30, 2025, cost of product sales was $19.8 million, or 63.5% of product sales revenue, and cost of services was $8.1 million, or 52.8% of services revenue. For the three months ended September 30, 2024, cost of product sales was $19.9 million, or 62.8% of product sales revenue, and cost of services was $6.3 million, or 50.9% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.8 million for the three months ended September 30, 2025, compared to $14.1 million for the three months ended September 30, 2024. The primary driver of the increase was higher share-based compensation expense of $0.8 million, attributable to cash settled awards remeasured at the balance sheet date based on the price of our common stock, and to a lesser extent, additional expenses of $0.4 million resulting from our ResMetrics acquisition. These increases were partially offset by lower salary and wage expense of $0.4 million and professional fees of $0.1 million.

Other income, net

Other income, net was $1.2 million for the three months ended September 30, 2025, compared to $1.5 million for the three months ended September 30, 2024. For the quarter ended September 30, 2024, we recorded a $0.3 million benefit associated with a technical services and assistance agreement with our local partner in Oman which did not recur in 2025.

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was $(0.4) million for the three months ended September 30, 2025 compared to $0.2 million for the three months ended September 30, 2024. The change was due to the movement in the foreign currency exchange rates during the periods, primarily the impact of the Canadian dollar relative to the U.S. dollar.

Income tax benefit

Income tax benefit was $0.5 million for the three months ended September 30, 2025 as compared to less than $0.1 million for the three months ended September 30, 2024. Our effective tax rate (“ETR”) from continuing operations was (14.9%) and (0.7%) for the three months ended September 30, 2025 and 2024, respectively. The income tax benefit for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each three-month period excludes the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, some of which were derived from net operating loss carryforwards in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax book income for the three month periods ended September 30, 2025 and 2024.

Results of Operations

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30,		Variance
	2025	2024	$	%
Revenues
Product sales	$94,062	$82,455	$11,607	14.1%
Services	38,935	35,099	3,836	10.9%
Total revenues	132,997	117,554	15,443	13.1%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	57,827	51,309	6,518	12.7%
Cost of services, exclusive of depreciation and amortization expense shown below	20,904	18,171	2,733	15.0%
Total cost of sales, exclusive of depreciation and amortization expense shown below	78,731	69,480	9,251	13.3%
Selling, general and administrative expenses	44,636	42,789	1,847	4.3%
Depreciation	3,716	3,395	321	9.5%
Amortization	592	502	90	17.9%
Income from operations	5,322	1,388	3,934	283.4%
Other income (expense)
Interest expense, net	(209)	(323)	114	35.3%
Other income, net	3,622	4,863	(1,241)	(25.5)%
Foreign currency exchange gain (loss), net	751	(788)	1,539	195.3%
Total other income	4,164	3,752	412	11.0%
Income before income tax	9,486	5,140	4,346	84.6%
Income tax (benefit) expense	(908)	722	(1,630)	(225.8)%
Net income	10,394	4,418	5,976	135.3%
Net income attributable to non-controlling interest	1,606	1,296	310	23.9%
Net income attributable to NCS Multistage Holdings, Inc.	$8,788	$3,122	$5,666	181.5%

	Nine Months Ended
	September 30,		Variance
	2025	2024	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$57,827	$51,309	$6,518	12.7%
Depreciation and amortization attributable to cost of product sales	1,563	1,413	150	10.6%
Cost of product sales	59,390	52,722	6,668	12.6%
Product sales gross profit	$34,672	$29,733	$4,939	16.6%
Product sales gross margin	36.9%	36.1%

Cost of services, exclusive of depreciation and amortization expense	$20,904	$18,171	$2,733	15.0%
Depreciation and amortization attributable to cost of services	665	555	110	19.8%
Cost of services	21,569	18,726	2,843	15.2%
Services gross profit	$17,366	$16,373	$993	6.1%
Services gross margin	44.6%	46.6%

Total cost of sales	$80,959	$71,448	$9,511	13.3%
Total gross profit	$52,038	$46,106	$5,932	12.9%
Total gross margin	39.1%	39.2%

	Nine Months Ended
	September 30,		Variance
	2025	2024	$	%
Revenues by Geographic Area:
United States
Product sales	$29,586	$25,806	$3,780	14.6%
Services	10,544	7,130	3,414	47.9%
Total United States	40,130	32,936	7,194	21.8%
Canada
Product sales	57,428	53,078	4,350	8.2%
Services	21,988	19,514	2,474	12.7%
Total Canada	79,416	72,592	6,824	9.4%
Other Countries
Product sales	7,048	3,571	3,477	97.4%
Services	6,403	8,455	(2,052)	(24.3)%
Total other countries	13,451	12,026	1,425	11.8%
Total
Product sales	94,062	82,455	11,607	14.1%
Services	38,935	35,099	3,836	10.9%
Total revenues	$132,997	$117,554	$15,443	13.1%

Revenues

Revenues were $133.0 million for the nine months ended September 30, 2025 compared to $117.6 million for the nine months ended September 30, 2024. Revenue growth was driven primarily by an increase in product sales in the United States, Canada and internationally, as well as an increase in services revenues for the United States and Canada, partially offset by a decline in services revenues in international markets. In the United States, this increase was largely attributable to fracturing systems sales in the second quarter associated with two large projects, an increase in plug sales at Repeat Precision, and an increase in tracer diagnostics revenues, which includes an approximate $2 million contribution from ResMetrics. For Canada, the increase in product sales and services revenue reflects higher industry activity levels in 2025, particularly for fracturing systems completions, a trend that began in the fourth quarter of 2024 and continued throughout the first half of 2025. This trend began to reverse in the third quarter, driven in part by a reduction in Canadian rig activity. However, we continued to benefit from service work in more active regions, including the Montney. The increase in international product sales was driven by projects in both the Middle East and North Sea, with a decrease in international services revenue from tracer diagnostics, as the prior year included higher services revenue associated with projects in the Middle East. Overall, product sales for the nine months ended September 30, 2025 totaled $94.1 million compared to $82.5 million for the nine months ended September 30, 2024. Services revenue totaled $38.9 million compared to $35.1 million for the same periods.

Cost of sales

Cost of sales was $81.0 million, or 60.9% of revenues, for the nine months ended September 30, 2025, compared to $71.4 million, or 60.8% of revenues, for the nine months ended September 30, 2024. Overall, cost of sales as a percentage of revenues was similar for these periods, although product margins improved slightly and service margins declined. Product margin is affected by changes in product mix, which depend on the characteristics of jobs completed—such as size, complexity, and lateral length—and on the type of product provided, including wellbore construction, completion equipment and plug-and-perforation products. In addition, there was an increase in international fracturing systems jobs in the North Sea in 2025 compared to 2024, which tend to have more favorable margins. Service margins declined primarily due to timing of tracer diagnostics jobs and the number of fracturing service jobs, despite the favorable contribution from ResMetrics for the two months ended September 30, 2025. For the nine months ended September 30, 2025, cost of product sales was $59.4 million, or 63.1% of product sales revenue, and cost of services was $21.6 million, or 55.6% of services revenue. For the nine months ended September 30, 2024, cost of product sales was $52.7 million, or 63.9% of product sales revenue, and cost of services was $18.7 million, or 53.4% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $44.6 million for the nine months ended September 30, 2025, compared to $42.8 million for the nine months ended September 30, 2024. The primary drivers of the increase were higher share-based compensation expense of $1.6 million attributable to cash settled awards remeasured at the balance sheet date based on the price of our common stock, an incremental $0.8 million associated with annual incentive bonus accruals, and to a lesser extent, additional expenses of $0.4 million resulting from our ResMetrics acquisition. These increases were partially offset by decreases in expense for rent and professional fees of $0.2 million and $0.3 million, respectively.

Other income, net

Other income, net was $3.6 million for the nine months ended September 30, 2025, compared to $4.9 million for the nine months ended September 30, 2024. In 2024, we recorded an incremental $1.4 million benefit associated with a technical services and assistance agreement with our local partner in Oman, which did not recur in 2025 as the program ended in November 2024.

Foreign currency exchange gain (loss), net

Foreign currency exchange gain (loss), net was $0.8 million for the nine months ended September 30, 2025 compared to $(0.8) million for the nine months ended September 30, 2024. The change was due to the movement in the foreign currency exchange rates during the periods, primarily the impact of the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax (benefit) expense was $(0.9) million for the nine months ended September 30, 2025 as compared to $0.7 million for the nine months ended September 30, 2024. Our ETR from continuing operations was (9.6%) and 14.0% for the nine months ended September 30, 2025 and 2024, respectively. The income tax (benefit) expense for these periods primarily relates to results generated by our United States, Canada, and certain other foreign businesses, and the income tax provision for each nine-month period excludes the effects of losses within the United States, Canada, or other jurisdictions, if any, from which we cannot currently benefit. In addition, the income tax provision includes the effects of changes in valuation allowances established against our previously recognized deferred tax assets, some of which were derived from net operating loss carryforwards in the United States, Canada, or other jurisdictions. Therefore, significant variations exist in the customary relationship between income tax expense and pretax book income for the nine-month periods ended September 30, 2025 and 2024. During the nine months ended September 30, 2025, we reversed a portion of the valuation allowance previously recorded against the deferred tax assets of our Canadian operating subsidiary due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income that are sufficient to realize the remaining deferred tax assets. The reversal of the valuation allowance resulted in a deferred income tax benefit of $1.8 million during the nine-month period ended September 30, 2025.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations and potential borrowings under our secured asset-based revolving credit facility (the “ABL Facility”). As of September 30, 2025, we had cash and cash equivalents of $25.3 million, and total outstanding indebtedness of $7.4 million related to finance lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings are limited to a borrowing base calculated on the eligible accounts receivable and eligible inventory, provided it does not include credit for the assets of Repeat Precision and the tracer diagnostics business acquired from ResMetrics until approved by the lender. At September 30, 2025, our available borrowing base under the ABL Facility was $19.4 million, with no outstanding borrowings. As of September 30, 2025, we utilized letter of credit commitments of $0.2 million. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at September 30, 2025.

In addition, Repeat Precision’s promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”) has total aggregate borrowing capacity of $2.5 million with a maturity date in May 2026, and has no borrowings outstanding as of September 30, 2025.

We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for the next twelve months and after. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for each of the nine months ended September 30, 2025 and 2024 were $1.0 million and $1.2 million, respectively. We plan to incur approximately $1.3 million to $1.5 million in capital expenditures in total during 2025, which includes (i) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses, (ii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment and (iii) upgrades to our Repeat Precision manufacturing facilities.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$9,044	$2,082
Net cash used in investing activities	(6,060)	(732)
Net cash used in financing activities	(3,794)	(2,679)
Effect of exchange rate changes on cash and cash equivalents	225	(61)
Net change in cash and cash equivalents	$(585)	$(1,390)

Operating Activities

Net cash provided by operating activities was $9.0 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in operating cash flow for the first nine months of 2025 reflected higher net income of $6.0 million, which includes the results from the ResMetrics acquisition, partially offset by higher cash payments for incentive bonuses, and higher payments related to the vesting of cash settled share-based awards, which are remeasured based on the price of our common stock. Additionally, the revenue increase for the first nine months of 2025 compared to the same period in 2024 impacted our working capital, including the timing of trade receivable billings and collections, inventory levels and payments for materials and other components.

Investing Activities

Net cash used in investing activities was $6.1 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively, of which $5.8 million was used to acquire ResMetrics in July 2025. See “Note 2. Acquisition” to our unaudited condensed consolidated financial statements. The increase was partially offset by additional proceeds received from the sale of retired property and equipment and a lower level of investment in property and equipment.

Financing Activities

Net cash used in financing activities was $3.8 million and $2.7 million for the nine months ended September 30, 2025 and 2024. Our primary uses of funds for the nine months ended September 30, 2025 and 2024 were principal payments related to our finance lease obligations totaling $1.6 million and $1.4 million, respectively, payments of $0.3 million and $0.2 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled awards, and cash distributions of $1.9 million and $1.0 million, respectively, to our joint venture partner. Net borrowings and repayments under the Repeat Promissory Note had no relative impact on cash flows from financing activities for each of the nine months ended September 30, 2025 and 2024.

Material Cash Requirements

There have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2024. See “Note 2. Acquisition” to our unaudited condensed consolidated financial statements for a discussion of an acquisition utilizing cash on hand.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024, however, our largest customer constituted 17% of our trade receivables as of September 30, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We completed the acquisition of Reservoir Metrics, LLC, and its related entities on July 31, 2025. We are currently evaluating the impact of this acquisition on our control processes as we integrate the business into our existing internal control framework. We are performing a control assessment and continue to believe that our control procedures are effective to detect or prevent failures which could result in material misstatement of our financial statements. Our control framework is being applied to the acquired business. Through this process, gaps in control may be identified or there may be enhancements to existing controls or changes to control procedures. Management does not expect any resulting changes to have a material effect on our internal control over financial reporting.

Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 11. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2024.

Item 5.  Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: October 30, 2025	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)