Form 10-K
period 2025-12-31
NCS Multistage Holdings, Inc.
filed 2026-03-05
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $23.9 million (based on the closing sale price of the registrant’s common stock on that date).

As of March 3, 2026, there were 2,545,535 shares of common stock outstanding.

Portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	declines in the level of oil and natural gas exploration and production (“E&P”) activity in Canada, the United States and internationally;

●	oil and natural gas price fluctuations;

●	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

●	inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

●	loss of significant customers;

●	losses and liabilities from uninsured or underinsured business activities and litigation;

●	additional income tax liabilities;

●	change in trade policy, including the impact of tariffs;

●	our failure to identify and consummate potential acquisitions;

●	the financial health of our customers including their ability to pay for products or services provided;

●	our inability to integrate or realize the expected benefits from acquisitions;

●	our inability to achieve suitable price increases to offset the impacts of cost inflation;

●	loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

●	risks in attracting and retaining qualified employees and key personnel;

●	risks resulting from the operations of our joint venture arrangement;

●	currency exchange rate fluctuations;

●	impact of severe weather conditions;

●	our inability to accurately predict customer demand, which may result in excess or obsolete inventory;

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

See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a further description of these and other factors that could cause actual results to differ materially from those in the forward-looking statements. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-K. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which the statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Trademarks and Trade Names

We own or have the rights to use various trademarks, service marks and trade names referred to in this Form 10-K, including, among others, AirLock, MultiCycle, OST, Innovus, Terrus, Torius, Ratek, Proppex, Vecturon, Vectraset, PurpleSeal, PurpleFire, PurpleSet, FracSure Express, Repeat Precision, ResMetrics, and NCS and their respective logos. Solely for convenience, we refer to trademarks, service marks and trade names in this Form 10-K without the TM, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Third party trademarks, service marks or trade names appearing in this Form 10-K are the property of their respective owners.

Available information

Our website address is www.ncsmultistage.com. Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to, or exhibits included in, those reports or statements are available for download, free of charge, on our investor relations website at https://ir.ncsmultistage.com as soon as reasonably practicable after such materials are filed with or furnished to the SEC. From time to time, we also post announcements, updates, events, investor information and presentations on our investor relations website in addition to copies of all recent press releases as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Reports and statements that we file with or furnish to the SEC, including related exhibits, are also available on the SEC’s website at www.sec.gov. The contents of the websites referred to above are not incorporated into this filing. References to the URLs for these websites are intended to be inactive textual references only.

PART I

Item 1. Business

Overview

NCS Multistage Holdings, Inc. (“NCS,” the “Company,” “we,” “our” or “us”) is a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completion and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly those that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including the North Sea, the Middle East and Argentina. Our extensive research and development efforts are influenced and driven by the needs of our customers, allowing us to introduce innovative and commercial solutions that improve customer efficiency and profitability. We provided our products and services to more than 230 customers in 2025, including large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. We began providing pinpoint stimulation products and services in 2006. Our fracturing systems products and services can be used in both cemented and open-hole wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with alternative completion techniques. Fracturing systems products and services include our casing-installed sliding sleeves and downhole frac isolation assembly. Customers typically purchase our casing-installed sliding sleeves, which are consumable products that are typically cemented at intervals into the casing of the wellbore, and may utilize our services, whereby our personnel supervise the use of our downhole frac isolation assembly during completion operations. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services.

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

We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical tracers. Our customers utilize these services to better characterize their assets and to optimize completion designs. Chemical tracer studies may provide a cost-effective and reliable means to determine the production profile along a lateral, assess fluid and proppant communication between wells during completions and determine the efficiency of completion designs at the stage and cluster level. On July 31, 2025, we acquired Reservoir Metrics, LLC, and its related entities (“ResMetrics”), expanding our tracer diagnostics capabilities with advanced reservoir diagnostics technologies and a complementary customer base.

We sell products for well construction, including our casing buoyancy systems, liner hanger systems and toe initiation sleeves as well as certain complementary products provided by third parties. Our customers utilize these products to safely and efficiently install casing and production liners, facilitate cementing operations and initiate a flow path into the formation at the commencement of stimulation operations.

In 2025, approximately 60% of our revenue was derived from fracturing systems products and services and enhanced oil recovery systems, approximately 20% was derived from Repeat Precision and approximately 10% was derived from each of our well construction products and tracer diagnostics services. A significant portion of our revenue is derived from consumable products and related services that are directly linked to completion and production activity.

Our revenue for the years ended December 31, 2025 and 2024 totaled $183.6 million and $162.6 million, respectively. Our net income attributable to NCS Multistage Holdings, Inc. for the years ended December 31, 2025 and 2024 totaled $23.7 million and $6.6 million, respectively. Our total assets as of December 31, 2025 and 2024 was $181.2 million and $152.8 million, respectively. For the years ended December 31, 2025 and 2024, respectively, Canada represented approximately 58% and 63% of our revenue, the United States approximately 32% and 27%, and international markets approximately 10% and 10%. For additional financial information by geographic area, see “Note 4. Segment and Geographic Information” of the consolidated financial statements contained herewith.

Business Strategy

Our business strategy is to promote the adoption of our products and services and expand our footprint in the United States, Canada and select international markets, to commercialize innovative new solutions for our customers and to create value for our stockholders. We intend to achieve these objectives by (i) pursuing disciplined organic growth to increase our market share with new and existing customers in the United States, Canada and select international markets, for our existing suite of products and services, (ii) developing and introducing innovative technologies that are aligned with customer needs, (iii) maintaining financial strength and flexibility and (iv) selectively pursuing complementary mergers, acquisitions and joint ventures.

Adoption of Pinpoint Stimulation

Competitive well completion techniques, including plug and perf and ball drop, currently account for the majority of unconventional well completions in North America. We believe that pinpoint stimulation can provide well completion efficiencies and some long-term benefits not observed with competitive well completion techniques. Our ability to grow our market share, as evidenced by the percentage of horizontal wells in North America completed using our products and services, will depend in large part on the industry’s further adoption of pinpoint stimulation, our ability to continue to innovate our technology to compete against technological advances in competitive well completion techniques, and our ability to successfully compete against other providers of pinpoint stimulation products and services which may include adjustments to our pricing in certain markets to respond to customer demands and to competitors that may provide discounted pricing in those markets.

Increasing Well Complexity and Focus on Completion Optimization

In recent years, E&P companies have drilled longer horizontal wells and completed more hydraulic fracturing stages per well to maximize the volume of hydrocarbon recovery per well. This trend towards longer and more complex wells has provided an opportunity to sell more sliding sleeves or frac plugs per well on average, which increases our potential revenue per completion and supports sales of our casing buoyancy systems. Additionally, E&P companies have become increasingly focused on well productivity through optimization of completion designs, and we believe this trend may further the adoption of pinpoint stimulation, and in turn, increase the opportunity for sales of our products and services when our customers observe operational benefits and long-term production results from the application of pinpoint stimulation. This trend toward more complex well completions provides opportunities for tracer diagnostics services, which can be utilized to assess the effectiveness of various well completion techniques and well spacing strategies in support of completion and field development optimization efforts. However, as the development of unconventional resources has matured, E&P companies have become increasingly focused on operational efficiencies and lowering the cost of the wells drilled and completed. This focus on cost has led to increased competition amongst oilfield services companies, limiting pricing power, and in some cases, leading to E&P companies selecting products and services primarily based on cost as opposed to technical benefits. Although we believe the technical benefits of adopting pinpoint stimulation improves efficiencies for our customers, Repeat Precision provides us with the opportunity to serve customers who continue to use the competitive plug and perf completion techniques.

Products and Services

We provide highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completion and field development strategies. Our key products and services include:

●

Fracturing Systems. Our fracturing systems products and services encompass our technology developed to enable efficient pinpoint stimulation, selective stage isolation and re-stimulation strategies. Pinpoint stimulation is the process of individually stimulating each entry point into an oil or natural gas formation. We believe that pinpoint stimulation provides benefits compared to competitive completion techniques. Our pinpoint stimulation solutions and refined field processes are designed to enable efficient, controlled, verifiable, and repeatable completions. We also offer products that can be utilized later in the well life cycle to allow for selective stage isolation or to enhance injection efficiencies if the well is converted from a production well to an injection well.

Our fracturing systems products and services are comprised of our casing-installed sliding sleeves and our downhole frac isolation assemblies. The frac isolation assemblies are usually coiled tubing deployed but can also be deployed on threaded pipe. Our services include operating downhole frac isolation assemblies and advising customers on optimizing completion designs and field efficiencies.

o

Casing-installed sliding sleeves. Our casing-installed sliding sleeves are consumable products, sold to our customers as an integral component of the well casing. These sliding sleeves can be used in both cemented and open-hole wellbores in vertical, deviated or horizontal wells. There is no practical limitation on the number of sleeves that can be installed in a well, and all sleeves have an inner diameter that is similar to the casing in the wellbore. Our primary sliding sleeve offering can be opened and closed multiple times throughout the life of a well (“Multicycle sleeves”). These closable sleeves provide our customers additional completion or production options to better optimize the overall performance of the well.

During completion operations, the downhole frac isolation assembly is located in the sleeve and the inner barrel of the sleeve is shifted down, exposing the frac ports to the formation, allowing the stimulation of that stage to begin. Our Multicycle sleeves have an inner barrel that can be shifted up to re-isolate the frac ports. These sleeves can often be re-opened or re-closed at any time, allowing our customers to selectively access or isolate segments of the wellbore. We have developed several generations of sliding sleeves over the years, each providing improvements in functionality and reliability.

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

o

Sand jet perforating. Our sand jet perforating technology was part of the first NCS frac isolation assembly used for pinpoint stimulation. To cut access points (perforations) into the formation, sand-laden fluid is pumped down the coiled tubing and through tungsten-carbide nozzles in the frac isolation assembly. The high-velocity slurry cuts a tunnel through the casing and cement and into the formation. The tunnels serve as access points for stimulation. Stimulation treatments are pumped down the annulus between the coiled tubing and the casing. This technology provides a practical option for pinpoint stimulation in wells that are already cased, such as for drilled but uncompleted (“DUC”) wells.

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

●

Repeat Precision. Repeat Precision sells a high-performance line of PurpleSeal composite and PurpleReign dissolvable frac plugs and bridge plugs, PurpleSet setting tools, FracSure Express systems, which combines a PurpleSeal frac plug with a setting tool, and related products directly to E&P companies. Repeat Precision also sells PurpleFire perforating guns, devices utilized to perforate the well casing. Repeat Precision sells perforating guns to other oilfield services companies who serve as distributors which convey the tools downhole for E&P companies. Repeat Precision also provides high-quality machining services for certain NCS products.

●

Tracer Diagnostics. We offer a suite of comprehensive chemical tracer diagnostics services, recently expanded through the acquisition of ResMetrics in 2025. Our tracer diagnostics services are utilized by E&P companies to evaluate wellbore clearance, completion effectiveness, production performance, and inter-well communication. The technology portfolio features water, oil, and gas-soluble tracers that facilitate efficient and cost-effective downhole diagnostics. We provide customers with essential services to improve production and injection performance, as well as diagnostic reports and data to optimize field and reservoir development.

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

Research and Development

We maintain in-house engineering, design, and testing capabilities that support product innovation in collaboration with our customers. Our engineering team is based primarily at our Calgary Technology Center, which includes a test facility capable of simulating demanding downhole conditions. We follow a disciplined development process in which management reviews and approves each project.

Business History

We were incorporated in Delaware on November 28, 2012, under the name “Pioneer Super Holdings, Inc.” On December 13, 2016, we changed our name to “NCS Multistage Holdings, Inc.” On May 3, 2017, we completed the initial public offering of our common stock.

Intellectual Property and Patent Protection

We have dedicated resources to the development and acquisition of new technology and products designed to optimize well construction, well completion and field development strategies, primarily for use in onshore and offshore wells drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our sales and earnings are influenced by our ability to successfully introduce new or improved products to the North American and international markets. Our equipment and services involve proprietary technologies, some of which are protected by patents.

We hold 63 U.S. utility patents and 63 related international utility patents, which relate to various products and services from each of our product lines, such as our casing buoyancy systems, particulate oil-soluble chemical tracers, casing installed sliding sleeves, frac isolation assemblies, frac plug setting tools and other equipment and methods utilized in the provision of our services. We have monetized certain of our patents through licensing agreements and enforcement actions. This portfolio reflects our ongoing efforts to maintain and protect more commercially significant intellectual property while discontinuing maintenance of patents that no longer align with our strategic priorities. Our U.S. and international utility patents both expire between 2030 and 2042. We generate income from our intellectual property through license agreements and litigation settlements.

We also have a number of U.S. and international patent applications pending. Some of these patent applications cover equipment and methods which are currently in development. The applications are in various stages of the patent prosecution process and patents may not be issued on such applications in any jurisdiction for some time, if they are issued at all.

We believe that our patents have historically improved our ability to compete in the markets we serve, supplying our customers with proprietary products and services. When commercially advisable, we intend to enforce, and have in the past vigorously enforced, our intellectual property rights. We are currently, and may from time to time in the future be, involved in litigation to determine the enforceability, scope and validity of our patent rights. In addition to patent rights, we employ trade secrets, or “know-how,” and other proprietary information and technology as well as intellectual property licensed from third parties.

Customers

Our customer base primarily consists of oil and natural gas producers in North America and certain international markets as well as oilfield service companies. For the years ended December 31, 2025 and 2024, we had more than 230 and 200 customers, respectively. Our five largest customers accounted for approximately 33% and 26% of our revenue for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, two of our largest customers merged. This customer, on a combined basis, provided 18% of our consolidated revenue in 2025. No single customer individually accounted for 10% or more of our consolidated revenue for the year ended December 31, 2024. Although we believe we have a broad customer base and wide geographic coverage of operations, the loss of one or more of our significant customers could have a material adverse effect on our results of operations. For additional information relating to risks regarding the loss of any of our significant customers, see Item 1A. “Risk Factors.”

Sales and Marketing

Our sales and marketing activities are performed through a technically-trained sales force. We recognize the importance of a technical marketing program in demonstrating the advantages of our technologies that offer benefits relative to competitive industry methodologies.

In the United States and Canada, we sell our fracturing systems products and services, enhanced recovery systems, liner hangers, toe initiation sleeves and tracer diagnostics services, directly to E&P companies. Our customers also hire coiled tubing companies and pressure pumping services companies that work alongside us during the completion of a well. We provide our casing buoyancy systems directly to E&P companies as well as to oilfield services companies that act as distributors for this product line. Although we do not typically maintain supply or service contracts with our customers, a significant portion of our sales represents recurring business. Repeat Precision, which maintains a sales force separate from NCS in the United States, sells its products directly to E&P companies as well as to oilfield services companies that act as distributors.

International sales are made through local NCS entities or to our local operating partners, primarily in the Middle East, usually on a free on board or free carrier basis with a point of sale in the United States, except for inventory held in Saudi Arabia. Our operating partners and representatives do not have authority to contractually bind our company but market our products in their respective territories as part of their product or services offering.

We provide extensive support services and have developed proprietary methodologies for assessing and reporting the information that is collected on our downhole gauges and through tracer diagnostics evaluations.

In addition to our technical marketing efforts, we engage in customer field trials to demonstrate the economic benefits of our products and services.

Seasonality

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Canadian completions activity can be impacted by wildfires that are usually experienced in the spring and summer seasons, as well as shortages of water available to oil and gas operators. Our business activity can also be affected by customer spending patterns. In some years, customers in both the United States and Canada may exhaust their capital budgets before year-end or reduce their activities during the winter holidays in late December, which can result in lower drilling and completion activity during the fourth quarter.

Suppliers and Raw Materials

We acquire components, raw materials and parts from suppliers, including machine shops. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Most of the components, raw materials and parts that we use in our operations, such as steel in various forms, electronic components, chemicals and elastomers are available from more than one source.

We generally purchase our components, raw materials and parts from multiple suppliers, so we are not dependent on a specific supplier. We have historically utilized multiple machine shops for the manufacturing of our component parts to minimize dependency on any particular machine shop. Over time, we have reduced our internal manufacturing capacity in an effort to reduce fixed costs and have relied more heavily on certain machine shops. Our suppliers are active in multiple regions which allows us to better react to changes in foreign currency exchange rates and tariffs and duties. In addition, sourcing certain product categories from Repeat Precision’s manufacturing facility in Mexico, as well as other international suppliers, has allowed us to reduce our costs. Due to the U.S. administration’s current and / or potential tariffs imposed on goods from Mexico, Canada, and China, and these countries’ retaliatory measures, we have experienced and may continue to experience negative impacts on our input costs. The price of steel, for example, a key component used to manufacture our fracturing systems and well construction products, has increased. Similarly, chemical prices, used in our tracer diagnostics business, have risen. Additionally, our supply chain continues to face tariff exposure as Repeat Precision provides manufacturing services for composite and dissolvable frac plugs and certain NCS fracturing system components in Mexico. We assemble products in the United States and Canada, for which cross-border movement of components, raw materials, parts, and finished products between these jurisdictions could become subject to tariffs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Operating Risks and Insurance

We currently carry a variety of insurance for our operations. Although we believe we currently maintain insurance coverage adequate for the risks involved, there is a risk our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses, such as losses that may be incurred associated with intellectual property matters.

Competition

The markets in which we operate are highly competitive. To be successful, we must provide services and products that meet the specific needs of E&P companies at competitive prices. We compete in all areas of our operations with a number of companies, some of which have financial and other resources greater than or comparable to ours.

We believe that we compete not only against other providers of pinpoint stimulation equipment and services, but also with companies that support the other primary means of hydraulically fracturing a horizontal well, including plug and perf and ball drop completions. We also compete with other suppliers of well construction products, enhanced recovery systems, tracer diagnostics services, composite and dissolvable frac plugs and perforating guns.

Our major competitors for our completion products and services include Baker Hughes Company (“Baker Hughes”), Core Laboratories Inc., DMC Global Inc., Forum Energy Technologies, Inc., Halliburton Company, Innovex International, Inc., Nine Energy Service, Inc., NOV Inc., Oil States International, Inc., Packers Plus Energy Services Inc., SLB N.V., SBO AG and Weatherford International plc as well as a number of smaller or regional competitors.

We believe that the most significant factors influencing a customer’s decision to utilize our equipment and services are technology, product and service quality, and safety track record. While we must be competitive in our pricing, we believe our customers select our products and services based on the technical attributes of our products and equipment, the level of technical and operational service we provide before, during and after the job, and the know-how derived from our extensive operational track record.

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

We believe that our operations are in substantial compliance with applicable environmental, health and safety laws and regulations. Further, we do not anticipate that compliance with existing environmental, health and safety laws and regulations will have a material effect on our consolidated financial statements. However, laws and regulations protecting the environment, health and safety generally have become more stringent over time and could continue to do so. It is possible that we could incur substantial costs for compliance with applicable environmental, health and safety laws and regulations in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.

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

●

Climate Change. Governmental and public concern over the threat of climate change arising from GHG emissions has resulted in national, regional, and local regulatory actions to address or mitigate the impact of climate change. For example, various U.S. states or groups of states also have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, restricting methane emissions from E&P activities, reporting and tracking initiatives and renewable portfolio standards. At the international level, at the COP28 climate summit in December 2023, representatives from nearly 200 countries agreed to transition away from fossil fuels in energy systems so as to achieve net zero by 2050. Although it is not possible at this time to predict how any legal requirements imposed following these or subsequent international negotiations or otherwise that may be adopted or issued to address GHG emissions, would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations or lessen demand for their products.

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

●

Contamination. The Comprehensive Environmental Response, Compensation, and Liability Act, and comparable state laws, impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. In Canada, provincial laws also impose joint and several liability on the current and past owners of contaminated sites and on persons who own or have care, management and control of contaminating substances released into the environment.

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

We supply equipment and services to customers in the oil and natural gas industry conducting hydraulic fracturing operations. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our products and services for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies in the United States and provincial energy regulators in Canada. Some states and provinces have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. States and provinces could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015 and Quebec in 2013. For example, California banned hydraulic fracturing on state-permitted lands in 2024. Aside from state and provincial laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. Various studies also have been conducted by the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. State, provincial and federal regulatory agencies have evaluated a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

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

Employees

As of December 31, 2025, we had 272 full-time employees. As of such date, 153 of our employees were based in the United States, 109 were based in Canada and 10 were based outside of North America. Our international operations, with the exception of our operations in Argentina, Saudi Arabia and Norway, are currently serviced by employees operating out of the United States and Canada. In addition, as of December 31, 2025, our consolidated joint venture, Repeat Precision, had 216 employees, 27 of which are based in the United States and 189 of which are based in Mexico. We are not a party to any collective bargaining agreements in North America, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and the Oil and Natural Gas Industry

●	Our business depends on the levels of expenditures by companies in the oil and natural gas industry and particularly on the level of E&P activity in Canada, the United States and internationally.

●	The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

●	Competition within our industry may adversely affect our competitive position and profitability.

●	We may not be able to successfully implement our strategy of increasing sales of our products and services for use in the United States or select international markets.

●	The loss of any of our significant customers, or their failure to pay the amounts they owe us, could cause our revenue and cash flow to decline substantially.

●	Losses and liabilities from our operations could have a material adverse effect on our business, financial condition and results of operations.

●	We could be subject to additional income tax liabilities.

●	Policy changes affecting international trade, including the potential imposition of new or increased tariffs, could adversely impact our business.

●	We are exposed to counterparty credit risk.

●	The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities and integrating businesses, assets and personnel.

●

We may be adversely affected by the effects of inflation or negatively impacted by currency fluctuations as a significant amount of our revenue is generated in Canada and denominated in Canadian dollars (“CAD”).

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

Demand for our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to their views of future economic growth and the resulting impact on demand for oil and natural gas. Actual or anticipated declines in oil and natural gas prices could cause our customers to modify, delay or cancel projects, disrupt their operations, and delay or default on payments owed to us. In addition, increased production in regions where we have limited or no operations could contribute to lower commodity prices, which may reduce drilling and completion activity in the markets we serve.

However, reduced volatility of oil and gas commodity prices, or more favorable pricing, does not necessarily translate to a higher level of expenditures by companies in the oil and natural gas industry. For example, in recent years, certain investors in E&P companies have been prioritizing free cash flow and return of capital to shareholders over production growth, leading to lower expenditures. E&P companies require significant capital to drill and complete wells and it is becoming increasingly difficult for them to access capital. These trends may continue, even if commodity prices increase.

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

●

the cost of exploring for, developing, producing and delivering oil and natural gas, which may increase as a result of inflation in the cost of wages, materials, components, parts, equipment and other expenses borne by suppliers to E&P companies;

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

●

the continued threat of terrorism, cyber warfare, and the impact of geopolitical tensions and other action, including the ongoing war between Russia and Ukraine, the recent U.S. involvement in Venezuela, and military action in the Middle East, including the escalation of hostilities involving the United States and Israel and Iran and associated disruptions and threats to commercial shipping in the Strait of Hormuz;

●	technological advances affecting energy demand, generation, consumption, and operations, including the adoption of AI and machine learning techniques;

●	the proximity and capacity of oil and natural gas pipelines and other transportation capacity;

●	alternative energy requirements, technological advances and demand for alternative energy sources;

●

energy conservation measures and evolving preferences and attitudes towards climate change and sustainability, including increased focus by the investment community on sustainability practices in the oil and natural gas industry;

●	climate change legislation or regulations restricting emissions of GHGs and related divestment and other efforts;

●	the ability of oil and natural gas producers to raise equity capital and debt financing and investor pressure for capital discipline and returns over growth;

●	interest rates and the cost of capital for E&P companies;

●	merger and divestiture activity among oil and natural gas producers, including industry consolidation that may reduce our customer base or alter procurement relationships;

●	cyclical/seasonal business and dependence upon spending of our customers;

●	competition among oilfield service and equipment providers; and

●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it difficult to predict future oil and natural gas price movements. A decline in oil and natural gas prices may have a material adverse effect on our business, financial condition and results of operations. Even in a stable or improving commodity price environment, our current or prospective customers may experience company-specific constraints that disproportionately impact their business and reduce their capital and operating expenditures. If a low commodity price environment curtails our customers’ spending, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of impairment charges, a reduction in our borrowing capacity under our ABL Facility, and a need to reduce our capital spending or curtail operations. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

The cyclicality of the oil and natural gas industry may cause our results of operations to fluctuate.

We derive our revenues from companies engaged in oil and natural gas exploration and production, a historically cyclical industry with levels of activity that are significantly affected by the volatility of oil and natural gas prices. Our operating results have fluctuated, and may continue to fluctuate substantially, due to our customers' reactions to changes in oil and natural gas prices and overall market conditions. For example, prolonged periods of low commodity prices, such as those experienced during 2015, 2016 and 2020, combined with constraints in the capital and credit markets, have historically caused many E&P companies to reduce their capital budgets and drilling activities. This resulted in a significant decline in demand for oilfield services and products, adversely impacting sales volumes and pricing across the industry. Because we primarily sell our products and services at market prices, we are directly exposed to rapid price reductions and market volatility, which can materially impact our revenues and profitability.

Competition within our industry may adversely affect our competitive position and profitability.

The oilfield services industry is characterized by intense competition and rapid technological change. Our ability to maintain and grow our market position depends on several critical competitive factors, including our technological capabilities, service quality, safety performance, and pricing. We face competition from both large multinational corporations and smaller local providers across our markets.

Our larger competitors possess substantially greater financial resources, more extensive research and development budgets, broader intellectual property portfolios, and more established name recognition and customer relationships than we do. These advantages may allow them to:

●	invest more heavily in new technology development and digital solutions, including AI and machine learning capabilities;

●	offer integrated service packages and volume discounts or below-market prices;

●	invest in capital intensive expenditures and maintain larger equipment inventories and geographic footprints; and

●	better withstand industry downturns.

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

In Canada, where we have an established presence, particularly in fracturing systems, we face ongoing competitive pressures. Local competitors have tried to compete on price, particularly in less technically demanding applications. Although our current technological and operational expertise provides competitive differentiation in more complex applications, if competitors successfully develop comparable capabilities, we could lose market share or face increased pricing pressure. This risk is particularly relevant in price-sensitive markets where customers may prioritize immediate cost savings over technological advantages that may take longer to realize. The enhancement of competitors' technological capabilities, combined with potentially lower cost structures, could materially impact our competitive position in the Canadian market, where we have historically served many customers. Furthermore, the development or adoption of substitute technologies by our competitors, or through additional integration by E&P companies, could reduce demand for our products and adversely affect our market position.

Our future success also depends on our ability to respond quickly to evolving customer requirements, new technologies, and changing market conditions. If we cannot maintain technological competitiveness, improve operational efficiency, or successfully differentiate our service quality from competitors, we risk losing market share. This is particularly challenging during industry downturns when pricing pressure intensifies and equipment capacity exceeds demand. Any significant loss of market share or inability to maintain pricing could materially affect our revenue, operating margins, and cash flow.

We may not be able to successfully implement our strategy of increasing sales of our products and services for use in the United States or select international markets.

A key component of our growth strategy is to increase our market share in the United States and international markets. In Canada, we have several product and service offerings where we have established a higher market share through a long-standing operating history. In the United States and international markets, we have been selling our products and services for a shorter period of time and thus must convince potential customers of the value of emerging technologies compared to other completion methods or, in the case of more mature technology offerings, demonstrate our differentiated benefits.

In the United States, we sell a variety of products and services. To sell fracturing systems products and services we must convince customers of the benefits of pinpoint stimulation as compared to other well completion techniques. In many circumstances, it has been and may continue to be difficult convincing potential customers of the benefits of our technologies relative to other well completion techniques, whether it be for more specific targeted uses or widespread adoption. For the other product and service categories that we sell in the United States, we often compete in markets with many other competitors where we have more limited technology differentiation which makes it more difficult to increase market share.

In international markets, we sell a variety of products and services and we often compete with large national and multi-national companies that have substantially longer operating histories in the geographic markets. International customers may be less likely to utilize smaller oilfield service providers as they prefer to leverage fewer providers with a proven track record in their market. Many international oil companies and national oil companies require products and services to undergo extensive registration and qualification processes that can take several years to complete, with no assurance of success or subsequent purchase commitments even if qualification is achieved. In addition, our international operations and global expansion strategy are subject to general risks related to such operations, including:

●	political, social and economic instability and disruptions;

●	export controls, economic sanctions, embargoes, import controls, duties and tariffs, and other trade restrictions;

●	limitations on ownership, dividends and repatriation of earnings;

●	transportation delays and interruptions;

●	labor unrest and current and changing regulatory environments;

●	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

●	difficulties in staffing and managing multi-national operations;

●	limitations on our ability to enforce legal rights and remedies; and

●	fluctuations in foreign currency exchange rates.

In certain international jurisdictions, we conduct business through local agents. While these arrangements help us navigate local markets, our success depends on these partners' relationships, expertise and compliance with local laws and regulations. These agents may also represent our competitors or have competing business interests that could limit their commitment to promoting our products and services. The loss of key partners, or their failure to effectively manage customer relationships or to comply with local laws or regulations, could adversely affect our ability to compete in these markets, and our business.

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

During 2025, two of our largest customers merged, and the succeeding company on a combined basis accounted for approximately 18% of our revenue for the year ended December 31, 2025. One single customer accounted for 8% of our revenue for the year December 31, 2024. Additionally, our five largest customers accounted for approximately 33% and 26% of our revenue for the years ended December 31, 2025 and 2024, respectively. It is likely that we will continue to derive a significant portion of our revenue from these customers in the near future. There has been an increase in consolidation amongst E&P companies and, as a result, we have experienced a reduction in spending with certain large customers and may continue to further experience a reduction in future business with consolidating customers if combined capital spending is reduced, if procurement strategies are altered, or if the counterparty in the consolidation has other preferred vendors for the products and services we have been providing. If any large customers decided not to continue to use our products and services for any reason, our revenue would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are subject to credit risk due to the concentration of our customer base. Any nonperformance by these customers, including their failure to pay the amounts they owe us, either as a result of changes in general financial and economic conditions in the oil and natural gas industry or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

The products and services we provide are used in operations that are subject to potential hazards inherent in the oil and natural gas industry, including claims for personal injury and property damage, and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

The products and services we provide are used in potentially hazardous drilling, completion and production applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment, as well as reputational harm. Also, our operations require transportation of personnel, equipment and materials to and from well sites and facilities, often across remote areas with challenging road conditions, which exposes us to risks of vehicle accidents that could result in personal injury or loss of life. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. We operate with many of our customers under contracts where we endeavor to allocate potential liabilities and risks between the parties, which may result in material liability to us. In addition, despite our intention to generally allocate risk under contracts, we might not have any contractual arrangement which allocates responsibility, or the contract may require more onerous terms and conditions proposed by the customer. If we are operating under a contract, we may not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into a contract with terms that are unfavorable to us. As a result, we may incur substantial losses which could have a material adverse effect on our business, financial condition and results of operations. For instance, in the past, we have been subject to claims for product and service issues alleged by other parties that resulted in significant judgments and settlements that were borne, in all material respects, by our insurance carrier, though there is no assurance that insurance coverage will be adequate or available for future claims. In addition, the frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues.

Losses and liabilities from our operations could have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies may not be adequate to cover all liabilities from hazards inherent to oil and natural gas operations. Claims for loss of oil and natural gas production, damage to formations and personal injury occur in the ordinary course of business in the well services industry. Litigation arising from an incident up to a catastrophic occurrence at a location where our products and services are being used may result in our being named as a defendant in lawsuits asserting large claims. Our contracts may require us to indemnify our customers for damage or loss arising out of our sale of goods or performance of our work, regardless of fault, and provide for warranties for products and workmanship and we may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage to protect us from these and other risks associated with our business. Any insurance obtained by us may not be adequate to cover any losses or liabilities and, particularly, if we must submit larger claims to our insurance providers, insurance coverage may not continue to be available at all or on terms which are acceptable to us. In the past, we have had a judgment rendered against us that could have resulted in a requirement to pay above our insurance policy limits. Even though this matter was settled below our insurance policy limits whereby we did not pay any cash toward settlement, there can be no assurance that any future matter would have similar results. Insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend. Furthermore, the operational insurance coverage we maintain for our business may not fully insure us against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. For example, our insurance does not typically cover losses and liabilities related to intellectual property or general breach of contract claims or pandemics. Also, our customers, suppliers or other service providers may not carry adequate insurance to cover any losses or liabilities where we may be indemnified by such party, or environmental regulations may limit our ability to allocate cost due to joint and several liability provisions, despite indemnification clauses. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business, financial condition and results of operations.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States (federal and state), Canada (federal and provincial) and other foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including lower than anticipated earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals. During 2025, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S. operating subsidiaries as we determined it is more likely than not that those assets will be realized. Changes in our assessment of the realizability of deferred tax assets, whether due to changes in profitability, changes in tax law, or other factors, could result in adjustments to our valuation allowances that may materially affect our effective tax rate and financial results.

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

In January 2026, our Canadian subsidiary received a Notice of Reassessment (“NOR”) from the Canada Revenue Agency (“CRA”) totaling approximately $13.5 million (CAD $18.6 million) relating to multiple tax years. We intend to contest the NOR; however, there can be no assurance that we will ultimately prevail. Additionally, the CRA may assess additional tax years or expand the scope of its review, which could result in further tax liabilities. An adverse outcome could result in material additional tax liabilities, interest, and penalties. Furthermore, as we contest the NOR, we may be required to make significant cash payments or post substantial collateral up to approximately $6.8 million (CAD $9.3 million) during what could be a lengthy appeals process. Any such amounts could have a material adverse effect on our cash flows, results of operations, or financial condition. See “Note 17. Income Taxes” of our consolidated financial statements for further information.

Policy changes affecting international trade, including the potential imposition of new or increased tariffs, could adversely impact the demand for our products and our competitive position.

Changes in trade policies, including the current tariffs and potential imposition of new or increased tariffs, could negatively impact our business, financial condition and results of operations. The possibility of significant changes to U.S. trade policies, particularly regarding tariffs against imports from China, Canada, Mexico and other trading partners, creates uncertainty for our business. We procure some of the raw materials and components that we use to create our products directly or indirectly from outside of the United States. Any substantial increase in tariffs could materially increase our costs, disrupt our supply chain, or require us to find alternative suppliers on potentially less favorable terms. This is particularly relevant for our manufacturing service activities in Mexico through Repeat Precision, certain chemicals utilized in our tracer diagnostics business that we source from China, and steel and steel-based components used in our products. Steel prices and availability are especially susceptible to trade actions involving China, a significant global producer and exporter of steel. We are experiencing and may continue to experience increased costs due to tariffs on materials and components. While we are implementing mitigation strategies, including supply chain adjustments, we cannot predict how tariffs and trade policies will evolve or whether our mitigation efforts will be sufficient to offset cost increases.

Additionally, retaliatory actions by U.S. trading partners could result in increases in the cost of our products or limit our access to certain markets, including Canada. For example, as a majority of our sliding sleeves sold in Canada are assembled in the United States, retaliatory tariffs implemented by Canada on goods entering from the United States could increase our costs and reduce our competitiveness. Since we sell a significant proportion of our products to customers outside the United States, particularly in Canada, trade tensions could reduce demand for our products, weaken our global competitive position, or result in regulatory challenges that increase our compliance costs. The implementation of U.S. tariffs could also reduce our customers' activity levels or adversely impact foreign exchange rates. These factors could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.

Weak economic conditions, volatility in the banking sector and/or widespread financial distress could reduce the liquidity of our customers, suppliers or vendors making it more difficult for them to meet their obligations to us. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us or to enforce the performance of obligations owed to us under contractual arrangements and/or limit our ability to enter into future contractual arrangements with such customers, suppliers or vendors. Should one or more of our customers enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our contracts with such customer at significant expense to us. Similarly, bankruptcy or financial distress of key suppliers could disrupt our supply chain, require us to seek alternative suppliers on unfavorable terms, or result in delays or increased costs in obtaining necessary materials and components.

The growth of our business through acquisitions or strategic partnerships exposes us to various risks, including identifying suitable opportunities, selecting appropriate targets, and integrating businesses, assets and personnel.

We evaluate and pursue acquisitions on a regular basis in order to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We may not be able to identify suitable acquisition or strategic partnership candidates, consummate any acquisitions or enter into any strategic partnerships on favorable terms, and any future acquisitions or strategic partnerships may not be successfully integrated or may not be advantageous to us. In addition, we may not have or be able to obtain sufficient capital resources to complete any acquisitions. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Customer dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from our acquisitions or any of the strategic partnerships we form. In addition, business acquisitions and strategic partnerships involve a number of risks that could affect our business, financial condition and results of operations, including but not limited to:

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

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source, or a limited number of suppliers, and may be at an increased risk for supply disruptions. Additionally, certain critical materials, such as specialized steel used in our fracturing systems products, may face supply constraints due to high industry demand from larger competitors or other market participants, which could result in allocation of limited supplies, extended lead times, or increased costs that we may not be able to fully recover through pricing. Any number of factors, including labor disruptions, military activity, catastrophic weather events, the occurrence of a pandemic or other widespread illness, contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, have from time to time, and could in the future, disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions that impact our operations.

In addition, inflation has increased costs for raw materials, components, labor, transportation and logistics. While inflation rates have moderated, cost pressures remain elevated. These inflationary cost increases may reduce our margins if we are unable to fully pass them through to customers due to competitive pressures or contractual pricing arrangements. Furthermore, inflation-driven interest rate increases could raise our borrowing costs under our variable-rate ABL Facility and impact the broader economy, potentially reducing customer activity levels and demand for our products and services.

Disruptions in operations or damage to a location where we or our vendors manufacture and assemble our products could reduce our ability to produce products and satisfy customer demand. We have offices and manufacturing operations in Houston, Texas and Tulsa, Oklahoma, and these offices and facilities are particularly susceptible to severe weather events, including tropical storms, hurricanes, and tornados, which have in the past, and may in the future, disrupt our operations. In addition, our Repeat Precision joint venture operates a manufacturing facility in Mexico. There are several risks associated with doing business in Mexico, including, exposure to local economic and political conditions, export and import restrictions, tariffs and related duty-free rules, and the potential for shortages of labor.

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

Our success and future growth are dependent upon the ability of our executive officers, senior managers and other key personnel to operate and manage our business and execute on our growth strategies successfully. We are also dependent on attracting and retaining highly skilled professionals and other technical personnel, including engineers, chemists and technicians, which is critical for our ability to compete in the oilfield services industry, particularly during periods of increased demand for oil and natural gas. Our international operations add complexity to talent management, as we must attract and retain qualified personnel in multiple jurisdictions with varying labor markets, compensation expectations, and regulatory requirements. We may be unable to continue to attract and retain our executive officers, senior managers or other key personnel, including highly skilled professionals and other technical personnel. We may incur increased expenses in connection with the hiring, promotion, retention or replacement of any of these individuals. These labor costs include the cost of providing employee benefits in the United States, Canada and certain foreign jurisdictions, including severance benefits. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

We conduct a portion of our operations through the Repeat Precision joint venture, which subjects us to additional risks that could adversely affect the success of these operations and the ability of Repeat Precision to make cash distributions to us, which could adversely impact our business, financial position and results of operations.

We conduct a portion of our operations through the Repeat Precision joint venture and may also enter into other joint venture arrangements in the future. Our joint venture arrangements may involve risks that are not otherwise present when operating assets directly. For example, we may:

●	share approval rights over certain major decisions and may not be able to fully control decisions, including cash distributions to us from the joint venture;

●	devote significant management time to the requirements of, and matters relating to, the joint ventures;

●

engage in disputes or disagreements over operational decisions, strategic direction, or capital allocation that may result in delays, litigation or operational impasses, or prevent the joint venture from pursuing growth opportunities or responding effectively to market conditions;

●	incur liabilities as a result of an action taken by our joint venture partner, including leaving us liable for the other joint venture partners’ shares of joint venture liabilities;

●

be unable to include the collateral of the joint venture in our borrowing capacity when calculating our borrowing base under the ABL Facility, as is currently the case with the Repeat Precision joint venture;

●	breach a covenant or restriction in the promissory note entered into by Repeat Precision (the “Repeat Precision Promissory Note”);

●	have different systems or controls at the joint venture, which may subject us to additional risks and vulnerabilities;

●	face risks arising from the joint venture's operations in Mexico, such as political or economic instability, regulatory changes, currency fluctuations, or supply chain disruptions; and

●	not carry adequate insurance policies that fully cover loss or damage incurred by both us and our joint venture partners in certain circumstances.

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

Approximately 58% of our revenue for the year ended December 31, 2025 was generated in Canada, which exposes us to currency fluctuations. A significant weakening of the CAD relative to the USD reduces our reported revenue and profitability when Canadian results are translated into USD for financial reporting purposes. Changes in currency exchange rates, particularly with respect to CAD, could have a material adverse effect on our results of operations or financial position. Our trade accounts receivable balance denominated in CAD was $28.8 million as of December 31, 2025. A 10% movement in exchange rates for CAD relative to USD would increase or decrease the resulting trade accounts receivable balance by $2.1 million in USD. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur significant and unanticipated transaction gains and losses.

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

Our operations may be limited or disrupted by severe weather conditions, particularly in certain parts of the continental United States, Canada and the North Sea. We serve these markets through our facilities and service centers located in Texas, Oklahoma, and Alberta and Saskatchewan, Canada, and Western Norway. A substantial portion of our revenue is generated from our operations in geographies where weather conditions may be severe, particularly during winter and spring months. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions such as more intense droughts, hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as wildfires and rising sea levels and increased volatility in seasonal temperatures. Weather conditions can interfere with our or our customers' operations and increase our costs, and damage resulting from extreme weather may not be fully insured. Repercussions of severe weather conditions may include:

●	curtailment of drilling and completion activity;

●	weather-related damage to equipment resulting in suspension of operations or the shut-in of existing production;

●	weather-related damage to our facilities;

●	inability to deliver equipment and materials to jobsites in accordance with contract schedules; and

●	loss of productivity, employee safety incidents, or difficulties recruiting or retaining employees in locations with increased exposure to severe weather or climate-related risks.

Many municipalities in Canada impose bans or other restrictions on the use of roads and highways, which include weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by the spring thaw. This can limit our access to these jobsites and our ability to service wells in these areas. In addition, wildfires in Canada, which are more common in spring and summer seasons, can result in selected shut-ins of oil and natural gas production. For example, during the second quarter of 2023, access was limited to certain well sites in Canada due to wildfires, which negatively impacted some customers’ cash flows and drilling and completion activity for the remainder of the year. Harsh winter conditions in the North Sea can result in strong winds and high waves, which can limit our ability to service offshore platforms. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs in those regions. Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services.

Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages, which occurrences could have a material adverse effect on our business, financial condition and results of operations.

We use explosive materials in our manufacturing processes and certain products. The use of explosives is an inherently dangerous activity subject to extensive environmental, health and safety laws and regulations, including those governing purchase, manufacture, handling, transport, import, storage and use of explosives in the United States and Canada. Despite our use of specialized facilities and employee training programs, explosive incidents could temporarily disrupt operations, cause restrictions or delays in service delivery, result in death or significant injuries to employees and other persons, or cause material property damage. Any explosion or related regulatory violation could expose us to adverse publicity, liability for damages, or production restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may result in the loss of our licenses to store and handle explosives, which would have a material adverse effect on our business.

If we are unable to accurately predict customer demand or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which may impact gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and potentially a loss in market share and damaged customer relationships.

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

Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. For certain product lines, such as our tracer diagnostics chemicals, we maintain inventory of specialized products to meet diverse customer needs, which increases our exposure to obsolescence if demand for specific chemicals does not materialize or shifts to alternative formulations. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when expected, if at all. As a result, we may hold excess or obsolete inventory, which may impact gross margin, require inventory write-downs, and adversely affect financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect gross margins, increase product obsolescence charges and restrict our ability to fund our operations.

Our business operations in countries outside of the United States are subject to U.S. and non-U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the OFAC and the Commerce Department.

Local laws and customs in many countries differ significantly from those in the United States. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us. The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the Corruption of Foreign Public Officials Act and Criminal Code in Canada and the UK Bribery Act 2010, prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We are responsible for any violations by our employees, contractors and agents, whether based within or outside of the United States, for violations of the FCPA. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In certain international markets, we rely on local agents and partners to conduct business, and despite our due diligence efforts, we may have limited visibility into or control over their business practices, which could expose us to compliance risks. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations. Actual or alleged violations could be expensive and time-consuming to investigate and defend, consume significant time and attention of senior management, damage our reputation and consequently our ability to do business, including our ability to win future business and maintain existing customer and supplier relationships. Even allegations of violations, regardless of their merit or ultimate outcome, could require extensive internal and external investigations, result in regulatory scrutiny, and harm our business relationships and reputation.

We conduct business globally, and our business activities and services are subject to import and export control laws and regulations, as well as economic sanctions and other international trade laws of the United States and other countries. We must comply with U.S. export and import controls, economic sanctions, tariffs, embargoes and other international trade laws, including the U.S. Commerce Department’s Export Administration Regulations and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of State. Although we have instituted policies and procedures designed to promote compliance with such laws and regulations, violations of import or export control laws and regulations or economic sanctions, embargoes or other international trade laws could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations or licenses needed to conduct aspects of our business, default under debt, reputational harm and other adverse consequences. Moreover, if any of our counterparties or jurisdictions where we do business becomes the target of economic sanctions, we may face an array of issues, including, but not limited to, having to abandon the related project, being unable to recoup prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time consuming and expensive to respond to, and which could lead to criminal or civil fines or penalties. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. The geopolitical environment and resulting sanctions regimes have become increasingly dynamic, with new restrictions, expanded secondary sanctions, and enhanced enforcement that can quickly affect our ability to operate in certain markets or with certain counterparties. These laws and regulations can cause delays in shipments and unscheduled operational downtime.

Impairment of the carrying value of long-lived assets including goodwill could negatively affect our operating results.

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value. See “Note 2. Summary of Significant Accounting Policies,” “Note 8. Property and Equipment” and “Note 9. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information.

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. Under accounting principles generally accepted in the United States (“GAAP”), if we identify a potential triggering event, we assess whether it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount. If it is deemed that the fair value likely does not exceed the carrying value, we are required to perform a quantitative impairment test to determine the amount of any impairment loss to record. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. See “Note 2. Summary of Significant Accounting Policies” and “Note 9. Goodwill and Identifiable Intangibles” of our consolidated financial statements for further information.

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

Our business and our customers’ businesses may be significantly affected by:

●

federal, state and local and non-U.S. laws and other regulations relating to import tariffs, oilfield operations, employment, labor, worker safety, data privacy and cybersecurity, and protection of the environment;

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

We have in the past, are presently, and may in the future, become involved in legal proceedings to protect and enforce our intellectual property rights. In addition, third parties may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Likewise, if we do not prevail in the lawsuits initiated by us, it could impact the strength or validity of the patents in question and decrease our competitive advantage in the market that was protected by the patent. For example, as described in “Note 12. Commitments and Contingencies, Canada Patent Matters,” we have been involved in patent infringement litigation against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada (“Canada Court”). In October 2023, the trial judge rendered a decision against us holding that our asserted patents were invalid and that we infringed upon a patent of Kobold. The Canada Court granted an injunction prohibiting us from any further infringement of the asserted patent. In October 2025, the Federal Court of Appeal of Canada (“Court of Appeal”) found that the trial judge erred in construing Kobold’s patent claims and set aside the findings of infringement and the permanent injunction. The Court of Appeal remitted the case back to the trial court to reconsider whether Kobold’s patent is invalid for double patenting. We cannot predict with certainty the outcome of the remand proceedings. If Kobold’s patent is ultimately upheld as valid and we are found to infringe, we could face damages that could materially impact our financial condition and liquidity. The court may award significant monetary damages, including the disgorgement of all profits derived from the sale of the product, if it disagrees with our position regarding the proper measure of damages attributable to the invention. In addition, Kobold has filed a separate patent infringement lawsuit against us alleging infringement of different Canadian patents, which is expected to be heard in the fourth quarter of 2026. Any legal proceeding concerning intellectual property is not currently covered by insurance and could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of the outcome.

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

Some of our customers are making investments in non-traditional energy markets as part of the energy transition. While we have pursued some opportunities in non-traditional energy applications, our business remains primarily focused on conventional oil and gas technologies. If such customers significantly reduce their traditional oil and gas development activities, demand for our products and services could decline. Our ability to offset any decline in traditional energy demand through expansion into non-traditional applications is uncertain and may require significant investment, technical development, and time. In addition, the focus on non-traditional energy investments could result in reduced spending by such companies or decreased demand for our existing products and services. We are unable to predict what effect the energy transition may have on prices, spending by customers, selling strategies, competitive position, customer retention or our ability to negotiate favorable agreements with customers.

Advancements in drilling and well completion technologies and processes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new well completion technologies develop, including digital technologies, artificial intelligence, and machine learning applications for well design and optimization, we may be placed at a competitive disadvantage, and competitive pressure may force us to implement new technologies at a substantial cost. We may not be able to successfully acquire or use new technologies. New technologies, services or standards, including improvements to existing competing technologies, could render our technologies, products or services obsolete, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new processes to replace hydraulic fracturing altogether or that replace our technologies, could cause a decline in the demand for the products and services that we provide and could result in a material adverse effect on our business, financial condition and results of operations.

Our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property and we may not be able to adequately protect or enforce our intellectual property rights in the future.

We currently hold multiple U.S., Canadian and international patents and have multiple pending patent applications for products and processes. Patent rights are limited and it may be possible for a third-party to design around our patents. Furthermore, patent rights have strict territorial limits and we may not be able to enforce our patents against infringement occurring in “non-covered” territories. In addition, our patents may be challenged and found to be invalid or unenforceable through litigation. For example, in recent patent litigation in Canada, certain of our patents were found to be invalid. The invalidity of any of our patents could significantly impair our competitive position in the markets those patents were intended to protect. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

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

We are heavily dependent on our information systems and computer-based programs, including our ERP system, engineering information and accounting data. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, whether due to cyberattack or otherwise, unfavorable consequences could result including loss of our communication links or the inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business, financial condition and results of operations.

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyberattacks and cyber incidents, continue to grow. Cybersecurity risks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. As a result of our hybrid work schedule, many of our employees work remotely at least two days per week and therefore access our systems remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents.

We are consistently subject to attempts to compromise our information technology systems. It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While we utilize various procedures and controls to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, are sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties upon whom we rely face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber incident or attack could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant cyber incident could subject us to regulatory investigations, legal claims, notification obligations, and reputational damage that could harm our customer relationships and competitive position. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents. Also, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks. We also face cybersecurity risks from our suppliers, particularly tier 1 and key suppliers, as our operations and business continuity depend on the security of their systems. A cyber incident at a critical supplier could disrupt our supply chain, production, or operations, and materially impact our business, financial condition and results of operations. For additional information on our cybersecurity and information technology systems, see Item 1C. “Cybersecurity” below.

Emerging AI and machine learning technologies could disrupt our business model and competitive position.

The oil and gas industry is increasingly adopting AI and machine learning technologies to optimize operations, improve efficiency, and reduce costs. AI-powered technologies could enable competitors to develop more efficient completion designs, optimize product configurations, or create predictive tools that reduce reliance on traditional completion products and services. While we selectively invest in these technologies, we face the challenge of competing with larger oilfield services companies that can dedicate substantially greater financial and technical resources to developing AI capabilities. Additionally, if our customers develop or adopt internal AI capabilities, they may reduce their reliance on external service providers and proprietary technologies, regardless of the technical advantages our products offer. Our ability to remain competitive depends on effectively prioritizing our technology investments and managing associated risks. If we cannot develop targeted strategies to incorporate these technologies in a cost-effective manner while managing implementation risks, or if our competitors deploy these technologies more effectively, our competitive position and financial results could be materially adversely affected.

Complications with our ERP system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. Our ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. Disruptions in the operation of our ERP system could cause operating and reporting delays, increased costs and other difficulties. The inability to successfully operate our ERP system could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not effectively operate the ERP system, our internal control over financial reporting could be deemed ineffective which may adversely affect our ability to assess those controls adequately or timely, and may limit our ability to produce reliable financial data.

We may not be able to satisfy technical requirements, testing requirements, code requirements or other specifications under contracts and contract tenders.

Many of our products could be used in harsh environments and severe service applications. Our contracts with customers and customer requests for bids may set forth detailed specifications or technical requirements, such as compliance with certain industrial code requirements including API, ASME or similar codes, or that our processes and facilities maintain ISO or similar certifications) for our products and services, which may require extensive testing. We cannot provide assurance that our products or facilities will be able to satisfy the specifications or requirements, or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products or facilities to satisfy the specifications and testing will not adversely affect our results of operations. If our products or facilities are unable to satisfy such requirements, or we are unable to perform or satisfy the required testing, our customers may cancel their contracts and/or seek new suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Environmental and Regulatory Matters

Hydraulic fracturing is substantially dependent on the availability of water. Restrictions on the ability of our customers to obtain water may have a material adverse effect on our business, financial condition and results of operations.

Water is an essential component in unconventional oil and natural gas development and production during both the drilling and hydraulic fracturing processes. Over the past several years, certain of the areas in which we sell our products and services have experienced extreme drought conditions and competition for water in such areas is growing. As a result, some local water districts and Canadian provinces have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. The inability of our customers to obtain water to use in their operations from local sources or to effectively utilize flowback water could impact demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

The adoption of climate change legislation or regulations restricting emissions of GHGs, and associated litigation, could result in increased compliance or operating costs, limit the areas in which our customers may conduct E&P activities, and reduce demand for oil and natural gas.

Governmental and public concern over the threat of climate change arising from GHG emissions has resulted in national, regional, and local regulatory actions to address or mitigate the impact of climate change. For example, various U.S. states or groups of states also have adopted or considered adopting legislation, regulations or other governmental actions focused on reducing GHG emissions, including cap and trade programs, carbon taxes, restricting methane emissions from E&P activities, reporting and tracking initiatives and renewable portfolio standards. At the international level, at the COP28 climate summit in December 2023, representatives from nearly 200 countries agreed to transition away from fossil fuels in energy systems so as to achieve net zero by 2050. Although it is not possible at this time to predict how any legal requirements imposed following these or subsequent international negotiations or otherwise that may be adopted or issued to address GHG emissions, would impact our business or that of our customers, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, oil and natural gas exploration activities could require our customers to incur costs to reduce emissions of GHGs associated with their operations or lessen demand for their products.

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

Our business is dependent on the ability of our customers to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and other proppants under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions in the United States and provincial energy regulators in Canada. Federal and provincial agencies also have asserted regulatory authority over additional aspects of the process and there are certain governmental reviews either completed, underway, or being proposed that focus on the environmental aspects of hydraulic fracturing practices. These completed, ongoing, or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing. For example, in December 2016, the EPA released a final report assessing the potential impacts of hydraulic fracturing on drinking water resources. In this report, the EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey and the U.S. Government Accountability Office, have evaluated various other aspects of hydraulic fracturing. State, provincial and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly to perform fracturing and increase the costs of compliance and doing business for our customers. In addition, in response to concerns regarding induced seismicity, regulators in some states and provinces have from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to monitor, restrict or suspend disposal well operations. Such actions to monitor, restrict or suspend disposal well operations could make it more difficult or costly for our customers to perform fracturing and may increase their operating costs, thereby reducing their cash flows.

Various state, provincial, and local-level initiatives in regions with substantial shale resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. For instance, the State of New York elected in 2015 to prohibit high volume hydraulic fracturing altogether and California banned hydraulic fracturing on state-permitted lands in 2024. Any increased regulation of hydraulic fracturing could reduce our customers’ demand for our products and services and have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to meet applicable regulatory requirements for the use of certain chemicals by our tracer diagnostics business, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements may be time-consuming and costly.

The chemicals that we use in our tracer diagnostics business may be subject to government regulation in our target markets. In the United States, the EPA administers the TSCA which regulates the commercial registration, distribution, and use of many chemicals, including many of the chemicals used in our tracer diagnostics business. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then we must file a PMN with the EPA for review. Certain categories of chemical substances may be exempt from a full PMN review, including chemical substances that qualify for a Low Volume Exemption (“LVE”). We have filed PMNs for certain chemicals, and have sought for and obtained LVEs for other chemicals that we use in our tracer diagnostics business, and we will file additional PMNs or seek additional LVEs in the future. We may not be able to expediently receive approval from the EPA to list such chemicals on the TSCA inventory, resulting in delays in our ability to manufacture such chemicals, or significant increases in testing requirements.

In addition, once we have the EPA approval authorizing us to manufacture PMN substances for our tracer diagnostics business, we remain subject to regulatory requirements, including, as applicable, volume limitations that may impede us from producing sufficient quantities of such chemicals. Noncompliance with the EPA approval could result in civil or criminal penalties and delays, or require us to cease operations that are otherwise authorized under the approval. Similar programs exist in most, if not all, of the countries in which we may seek to produce, import or use certain chemicals in our tracer diagnostics business, including compliance with regulations imposed in Canada by the Environment and Climate Change Canada/Health Canada as well as in Norway, the United Kingdom and Australia. These programs may increase the risk of noncompliance as well as result in additional testing that increases cost and may limit the number of tracers that are available to use in those markets. In addition, federal and state agencies may change the requirements or increase their scrutiny as it relates to any of the chemicals we use. For instance, some of the chemicals we use are classified as per-and polyfluoroalkyl substances (“PFAS”), which are becoming subject to greater regulation by certain agencies, including the EPA. We cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If we do not meet applicable regulatory requirements in a particular country for some chemicals, then we may not be able to commercialize those chemicals or tracers in such country, and our business could be adversely affected. Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or results of operations.

Risks Relating to Our Indebtedness

We and our subsidiaries may be able to incur substantial indebtedness or other cash obligations, which could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

As of December 31, 2025, our total outstanding indebtedness was $7.6 million, of which no amounts were outstanding under our ABL Facility or the Repeat Precision Promissory Note, except for insignificant letter of credit commitments. Under our ABL Facility, which is secured by substantially all our assets, we may borrow up to the lesser of a borrowing base or $35.0 million, with sub limits for loans in Canadian dollars, letters of credit and swingline loans. The borrowing base is determined based on a percentage of eligible accounts receivable, inventory and cash in a pledged account, and is subject to change at the administrative agent’s permitted discretion, and does not include assets of Repeat Precision. There can be no assurance that our ABL Facility will be adequate in size to satisfy our liquidity needs, or that adverse energy market developments impacting our customers will not constrain our liquidity by reducing the size of our borrowing base. Our actual borrowing availability under the ABL Facility can be significantly lower than the $35.0 million commitment due to borrowing base limitations.

Under the terms of the credit agreement governing our ABL Facility, we are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we may otherwise. The obligations under our ABL Facility may be accelerated upon the occurrence of an event of default, which includes customary events of default including, without limitation, payment defaults, cross-defaults to certain material indebtedness, covenant defaults, material inaccuracy of representations and warranties, bankruptcy events, material judgments, certain ERISA-related events, material defects with respect to guarantees and collateral, invalidity of subordination provisions and change of control. If not cured, an event of default could result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us to, among other things: seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets and/or reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and any such financing or refinancing might not be available on economically favorable terms or at all.

In addition, the Repeat Precision Promissory Note has total aggregate borrowing capacity of $2.5 million. This note was renewed in 2025 and matures in May 2026 and is available to fund operations and business strategies. If Repeat Precision borrows under the Repeat Precision Promissory Note, there is a risk that ongoing interest obligations may not be met or repayment of the principal balance when due may not be made, or the note may not be renewed on the current schedule, which could prevent Repeat Precision from pursuing business strategies, paying cash distributions to the joint venture partners or obtaining additional financing.

Any additional indebtedness we may incur may have consequences for us, including, without limitation, that: we may be required to use a substantial portion of our cash flow to pay the principal of and interest on our indebtedness; our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressures; our ability to obtain additional financing for working capital, capital expenditures, acquisitions and for general corporate and other purposes may be limited; our indebtedness may expose us to the risk of increased interest rates because our borrowings are at variable rates of interest; our indebtedness may prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business; and our flexibility in planning for, or reacting to, changes in our business and our industry may be limited by covenants in our indebtedness documents. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we issue equivalent stock units, or cash-settled, liability-classified restricted stock units (“ESUs”) that are settled in cash at the closing price of our common stock on the day of vesting, which may require us to pay a substantial amount and could impact our liquidity. If we and our subsidiaries incur substantial additional indebtedness or other cash obligations, the related risks to our financial condition could increase.

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

Securities markets worldwide have experienced in the past, and are likely to experience in the future, significant price and volume fluctuations. Specifically, the oilfield services sector has recently experienced significant market volatility. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock may be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include:

●	market conditions in the broader stock market;

●	actual or anticipated variations in our quarterly financial and operating results;

●	developments in the oil and natural gas industry in general or in the oil and natural gas services market in particular;

●	variations in operating results of similar companies;

●	introduction of new services by us, our competitors or our customers;

●	issuance of new, negative or changed securities analysts’ reports, recommendations or estimates;

●	a decline in the number of securities analysts covering our company;

●	investor perceptions of us and the industries in which we or our customers operate, including perceptions of our environmental, social and governance (“ESG”) attributes;

●	sales, or anticipated sales, of our stock, including sales by our officers, directors and significant stockholders;

●	additions or departures of key personnel;

●	regulatory or political developments, including changes to or enactment of new tax laws or interpretations thereof;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	announcements, media reports or other public forum comments related to litigation, claims or reputational charges against us;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the sustainability of an active trading market for our common stock;

●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

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

In addition, because our common stock is thinly traded, the market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on Nasdaq or another stock exchange. A significant portion of the shares of our common stock is held by affiliates, resulting in limited public float. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Furthermore, the trading of our common stock may be further reduced given the more limited research coverage by securities and industry analysts. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

We are controlled by funds (the “Advent Funds”) managed by Advent, which beneficially own a majority of the combined voting power of our common stock. As a result of this ownership, Advent will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions.

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

We may sell additional shares of common stock in subsequent public offerings. In addition, we currently have an effective shelf registration statement on file with the SEC to allow us to sell, and certain requesting holders, to resell, shares of our common stock. We cannot predict the effect, if any, that such market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline.

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

As a smaller reporting company, we are not required to obtain an auditor’s attestation on our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. If we are unable to prevent or remediate any material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Additionally, our reporting obligations as a public company could place a strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.

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

Opposition toward the oil and natural gas industry has been growing globally. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development. Any such activism against oil and natural gas exploration and development may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation.

There have been intensifying efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and gas industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and gas industry. Because we operate within the oil and gas industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted. Members of the investment community may continue to be focused on sustainability practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, and heightened governance standards. At the same time, there are some stockholders and regulators who have expressed opposing views against ESG practices, including support for anti-ESG legislation and policies. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices.

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

We partner with leading cybersecurity companies and organizations to enhance our cybersecurity infrastructure, leveraging third-party technology and expertise to monitor and optimize the performance of our deployed cybersecurity products and services. We also engage with third party firms to help identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards and best practices. We use a third-party provider to supplement the continuous monitoring of our cybersecurity environment and to help coordinate the investigation and remediation of events. We evaluate third-party risk for critical suppliers through ongoing security reviews, provided that for third-party providers that are part of our financial reporting system, security controls are assessed through a more detailed review of events.

Our incident response plan documents the procedures for assessing and managing cybersecurity events. This plan includes protocols for identifying the nature and scope of a cybersecurity threat, including whether it originates from a third-party provider, and assessing its potential impact. Our incident response team includes senior personnel, including the general counsel, and the heads of human resources and information technology, as well as our cybersecurity staff. Any material cybersecurity events are reported to our Board. In addition, employees are provided with online training courses to build awareness around potential cybersecurity threats and are tested periodically to maintain their focus in this important area.

The information technology group has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes. Our Senior Director of Information Technology (“Senior Director of IT”), who is the head of our cybersecurity team, reports to our Chief Financial Officer. The Senior Director of IT and our cybersecurity staff have held roles in security, infrastructure management, and enterprise information technology management. They are responsible for assessing and managing our cyber risk management program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising the execution of such efforts.

The Audit Committee of our Board oversees our cybersecurity risk program and receives periodic presentations from management regarding our efforts to monitor and mitigate cybersecurity risks. The Board is composed of members with diverse expertise including risk management and technology, equipping them to oversee cybersecurity risks effectively. The cybersecurity program is reviewed by our Board, at least annually. In addition to scheduled briefings, ad hoc discussions regarding emerging or potential cybersecurity risks ensure the Board remains informed and engaged in strategic decision-making related to cybersecurity.

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

Item 2. Properties

Our corporate headquarters is located at 19350 State Highway 249, Suite 600, Houston, Texas 77070. We currently own one property, located in Calgary, Alberta, which is primarily used for our engineering and research and development activities. In addition to our property in Calgary, Alberta, we also lease 15 properties with terms greater than 12 months including our corporate headquarters, as well as sales offices, facilities for manufacturing, engineering and district operations, a laboratory, warehouse and storage yards. All of these properties are leased from third parties. We believe that these facilities are adequate for our current operations and that none of our leases are individually material to our business.

Item 3. Legal Proceedings

See “Note 12. Commitments and Contingencies” of our consolidated financial statements for further information regarding our legal proceedings.

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

Holders

On March 3, 2026, we had 2,545,535 shares of common stock outstanding, which were held by approximately 12 record holders. The actual number of stockholders is considerably greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

As we are a “smaller reporting company” for the year ended December 31, 2025, we are not required to provide the performance graph under Item 201(e) of Regulation S-K.

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completion and field development strategies. We provide our products and services primarily to E&P companies for use in onshore and offshore wells, predominantly those that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including the North Sea, the Middle East and Argentina. We provided our products and services to more than 230 customers in 2025, including large independent oil and natural gas companies and major oil companies.

Our primary offering is our fracturing systems products and services, which enable efficient pinpoint stimulation: the process of individually stimulating each entry point into a formation targeted by an oil or natural gas well. Our fracturing systems products and services can be used in both cemented and open-hole wellbores and enable our customers to precisely place stimulation treatments in a more controlled and repeatable manner as compared with alternative completion techniques. Our fracturing systems products and services are utilized in conjunction with third-party providers of pressure pumping, coiled tubing and other services. As an extension of fracturing systems, we offer enhanced recovery systems, which enable our customers to inject water, other fluids, or gases in a controlled manner with the objective of increasing the amount of hydrocarbons produced from their assets.

We own a 50% interest in Repeat Precision, which sells composite and dissolvable frac plugs, setting tools, perforating guns and related products. We provide tracer diagnostics services for well completion and reservoir characterization that utilize downhole chemical tracers. We sell products for well construction, including casing buoyancy systems, liner hanger systems and toe initiation sleeves as well as certain complementary products provided by third parties. We operate in one reportable segment that has been identified based on how our chief operating decision maker manages our business.

On July 31, 2025, we acquired 100% of the equity interests of ResMetrics, a provider of tracer diagnostics services, for $7.1 million, on a cash-free, debt-free basis. The purchase consideration included $5.8 million in cash, including a working capital adjustment, $0.3 million of debt assumed and contingent consideration of $1.1 million, which was remeasured as of December 31, 2025, and paid at the maximum of $1.3 million in January 2026. The acquisition expands our tracer diagnostics capabilities and strengthens our service offerings.

Our products and services are primarily sold to North American E&P companies. Our ability to generate revenues from our products and services depends largely upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

For 2026, industry forecasts and announced capital budgets from E&P companies indicate varying regional trends in drilling and completion activity. In Canada, we anticipate activity levels to remain stable compared to 2025. The U.S. market is expected to experience a slight decline in activity relative to 2025, driven by conservative oil production growth targets and ongoing consolidation within the E&P sector, partially offset by expected potential increases in activity targeting natural gas. Although overall industry spending in international markets may be relatively flat year-over-year, certain markets in which we compete may experience an increase in activity and spending, particularly the Middle East, the North Sea and Argentina.

Oil and natural gas prices were volatile through 2025 and continuing through early 2026. This volatility has been influenced by multiple factors, including geopolitical incidents from trade tensions, the ongoing war between Russia and Ukraine, conflicts in the Middle East and the recent U.S. involvement in Venezuela, including the escalation of hostilities involving the United States and Israel and Iran and associated disruptions and threats to commercial shipping in the Strait of Hormuz. Trade disruptions or any further escalation of these conflicts could intensify commodity price volatility. Also impacting commodity prices are adjustments in oil supply by OPEC+ countries, as they began phasing out voluntary cuts in 2025 but announced a pause on planned production increases for February and March 2026 to support market stability. See further discussion below on oil and natural gas pricing.

Our products and services face significant competitive pressures across all offerings, which has, and may continue to have, a negative impact on market share and operating margins for certain product lines. This competitive pressure constrains our ability to raise prices to offset rising costs, particularly during periods of higher cost inflation or periods affected by the uncertainty of escalating and de-escalating tariffs, with supply-chain costs impacted by the level of tariffs then in effect. While inflationary cost pressures moderated somewhat in 2024 and 2025, the implementation of new tariffs, including steel and aluminum, and the continued threats of additional tariffs have led to additional costs that we may not be able to recover through price increases.

In April 2025, the U.S. administration announced targeted tariff measures affecting multiple countries, many of which were substantial, and subsequently paused implementation for 90 days. The pause was later extended through August 2025 and has since expired. While certain countries have reached trade agreements with the United States, others remain subject to elevated tariff rates. Certain tariffs remained in effect during the pause period, including baseline tariffs on imported goods and existing tariffs on steel and aluminum imposed under Section 232 of the Trade Expansion Act. The U.S. Supreme Court heard arguments in November 2025 on the legality of certain tariffs imposed under the International Emergency Economic Powers Act and, in February 2026, issued a decision invalidating most tariffs imposed under that statute. Following the decision, the U.S. Administration announced alternative tariff measures, including a temporary global tariff of 15%, subject to statutory limitations.

For Canada and Mexico, goods covered by the United States-Mexico-Canada Agreement (“USMCA”) continue to be exempt from tariffs; however, ongoing trade tensions and the upcoming six-year review in July 2026 may result in amendments or additional measures that could potentially affect even USMCA-compliant goods. Our Repeat Precision joint venture provides manufacturing services for components used in our fracturing systems products in Mexico. We believe our supply chain in Mexico is currently compliant with the USMCA. We believe that products we ship from the United States to Canada are also compliant with the USMCA.

The tariffs on steel have increased certain input costs, and tariffs on China have raised the cost of chemicals used in our tracer diagnostics services business as existing inventory is consumed and replaced. Tariffs ultimately imposed by the U.S. administration—particularly those affecting Mexico, Canada, or China—could increase our cost of goods sold. Most of our sliding sleeves and other products sold in Canada are sourced from the United States; therefore, any retaliatory tariffs imposed by the Canadian government on goods imported from the United States could further increase our product costs in Canada. In addition, U.S. tariffs on Canadian energy exports could reduce drilling and completion activity by our Canadian customers, potentially lowering demand for our products and services in that market.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, raised benchmark interest rates several times prior to September 2024, actions typically intended to increase borrowing costs and moderate economic activity. Beginning in September 2024, the U.S. Federal Reserve began lowering rates, with additional reductions throughout 2025 amid improving inflation data and moderating employment growth. Additional rate reductions may be considered at upcoming meetings, depending on future economic data. The U.S. Federal Reserve continues to monitor the impact of tariff-related inflationary pressures and reciprocal trade actions, which may influence future monetary policy decisions.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile. The average WTI crude oil price decreased to $65.39/BBL during 2025 compared to $76.63/BBL during 2024. This decline primarily reflects increased global supply, driven by higher production from both OPEC+ and non-OPEC+ countries, combined with a softer global macroeconomic environment that tempered demand growth. These downward pressures were partially offset by geopolitical tensions and low, but rising, inventory levels.

Over the past few years, OPEC+ implemented several collective voluntary oil production reductions to address the uncertain outlook for the global economy and, specifically the oil markets, and to reduce the potential for an oversupply of oil and gas inventory. Beginning in 2025, OPEC+ initiated a gradual phase out of these voluntary reductions. However, the group has reaffirmed its commitment to market stability and announced a pause in February and March 2026 due to seasonal demand patterns. In March 2026, OPEC+ announced it would resume the gradual unwinding of voluntary production cuts beginning in April 2026, while emphasizing flexibility to adjust production levels in response to evolving market and geopolitical conditions.

Natural gas pricing continues to be volatile and increased in 2025 to an average level of $3.52 per MMBtu compared to $2.19 per MMBtu during 2024. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing. The natural gas price increase in 2025 was driven by colder winter temperatures, a late-year polar vortex event, and higher demand associated with expanded U.S. LNG export capacity as well as the startup of LNG Canada and increased industrial demand, partially attributable to growing data center capacity. These factors were partially offset by higher production.

Sustained significant declines in commodity prices, or sustained periods when the local pricing received in regional markets is below benchmark pricing, known in the industry as high differentials, which could be the result of tariffs, would be expected to lead North American E&P companies to reduce drilling and completion activity, which could negatively impact our business.

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2024	$77.50	$82.92	$2.15
6/30/2024	81.81	84.68	2.07
9/30/2024	76.43	80.01	2.11
12/31/2024	70.73	74.66	2.44
3/31/2025	71.78	75.87	4.14
6/30/2025	64.57	68.07	3.19
9/30/2025	65.78	69.03	3.03
12/31/2025	59.62	63.65	3.73

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2024, as provided by Baker Hughes. The quarterly changes are impacted by seasonality, particularly the effect of the spring break-up during the second quarter on the Canadian land rig count:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2024	602	208	810
6/30/2024	583	134	717
9/30/2024	566	207	773
12/31/2024	571	194	765
3/31/2025	574	214	788
6/30/2025	559	127	686
9/30/2025	527	176	703
12/31/2025	530	185	715

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. In the fourth quarter of 2025, the average U.S. land rig count was 530, a decline of 7% compared to the fourth quarter of 2024, but relatively stable compared to the third quarter of 2025. The average land rig count in Canada for the fourth quarter of 2025 was 5% lower compared to the same period in 2024. We currently expect U.S. rig counts and completion activity for 2026 to be slightly lower than the comparable data for 2025, but we expect the Canadian activity level to remain stable compared to the prior year.

A substantial portion of our business is subject to seasonality, which results in quarterly variability. In Canada, we typically experience higher activity levels in the first quarter of each year, as our customers take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, our revenue in Canada has declined during the second quarter due to warming weather conditions that result in thawing, softer ground, difficulty accessing well sites and road bans that curtail drilling and completion activity. Access to well sites typically improves throughout the third and fourth quarters in Canada, leading to activity levels that are higher than in the second quarter, but usually lower than activity in the first quarter. Canadian completions activity can be impacted by wildfires that are usually experienced in the spring and summer seasons, as well as shortages of water available to oil and gas operators. Our business activity can also be affected by customer spending patterns. In some years, customers in both the United States and Canada may exhaust their capital budgets before year-end or reduce their activities during the winter holidays in late December, which can result in lower drilling and completion activity during the fourth quarter.

How We Generate Revenues

We derive our revenues from the sale of products and provision of services. Our products include fracturing systems and enhanced recovery systems, casing buoyancy systems, liner hanger systems, and toe initiation sleeves, as well as composite and dissolvable frac plugs, setting tools, and perforating guns sold through Repeat Precision. Our services include fracturing systems field services and tracer diagnostics.

Product sales represented 70% of our revenues for each of the years ended December 31, 2025 and 2024. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be fulfilled on negotiated terms. Services represented 30% of our revenues for each of the years ended December 31, 2025 and 2024. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

During periods of low drilling and well completion activity or as may be needed to compete in certain markets, we may, in some instances, lower the prices of our products and services. Our revenues are also impacted by the well complexity, since wells with more stages typically result in longer jobs, which may increase revenue due to the use of more sliding sleeves or more frac plugs and increase the volume of services we provide.

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 58% and 63% for the years ended December 31, 2025 and 2024, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar, would result in lower reported revenues, partially offset by lower reported cost of sales and selling, general and administrative (“SG&A”) expenses.

Although most of our sales are to North American E&P companies, we also have sales to customers outside of North America, and we expect sales to international customers to increase over time. These international sales are made through local NCS entities or to our local operating partners, primarily in the Middle East, usually on a free on board or free carrier basis with a point of sale in the United States. Our operating partners and representatives do not have authority to contractually bind NCS but market our products in their respective territories as part of their product or services offering.

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials, such as steel, and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We also source certain product categories from other international suppliers. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. Prices for certain raw materials, including steel and chemicals, and for purchased components and outsourced services, have increased in recent years due to inflation, exacerbated by the impacts resulting from Russia’s continuing invasion of Ukraine. Although steel pricing has declined from recent highs, tariffs have increased prices and threaten to further impact our supply chain as described above. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

Our SG&A expenses include general operating costs and compensation expense, primarily the compensation and benefits for our employees who are not directly involved in revenue generating activities, including those involved in research and development activities. Our general operating costs include but are not limited to rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. Our SG&A expenses also include litigation expenses and expected credit losses.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 25% and 26% for the years ended December 31, 2025 and 2024, respectively.

Results of Operations

The following tables summarize our results of operations, gross margins and revenues by geographic area for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		Variance
	2025	2024	$	% (1)
Revenues
Product sales	$127,866	$113,046	$14,820	13.1%
Services	55,761	49,511	6,250	12.6%
Total revenues	183,627	162,557	21,070	13.0%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	78,459	70,446	8,013	11.4%
Cost of services, exclusive of depreciation and amortization expense shown below	29,742	24,650	5,092	20.7%
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,201	95,096	13,105	13.8%
Selling, general and administrative expenses	58,845	57,820	1,025	1.8%
Depreciation	4,991	4,600	391	8.5%
Amortization	894	716	178	24.9%
Change in fair value of contingent consideration	156	—	156	100.0%
Income from operations	10,540	4,325	6,215	143.7%
Other income (expense)
Interest expense, net	(251)	(414)	163	39.4%
Provision for litigation, net of recoveries	881	—	881	100.0%
Other income, net	4,759	7,306	(2,547)	(34.9)%
Foreign currency exchange gain (loss)	891	(2,963)	3,854	130.1%
Total other income	6,280	3,929	2,351	59.8%
Income before income tax	16,820	8,254	8,566	103.8%
Income tax (benefit) expense	(9,217)	116	(9,333)	NM
Net income	26,037	8,138	17,899	219.9%
Net income attributable to non-controlling interest	2,289	1,545	744	48.2%
Net income attributable to NCS Multistage Holdings, Inc.	$23,748	$6,593	$17,155	260.2%

(1)	NM — Percentage not meaningful

	Year Ended December 31,		Variance
	2025	2024	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$78,459	$70,446	$8,013	11.4%
Depreciation and amortization attributable to cost of product sales	2,099	1,911	188	9.8%
Cost of product sales	80,558	72,357	8,201	11.3%
Product sales gross profit	$47,308	$40,689	$6,619	16.3%
Product sales gross margin	37.0%	36.0%

Cost of services, exclusive of depreciation and amortization expense	$29,742	$24,650	$5,092	20.7%
Depreciation and amortization attributable to cost of services	914	766	148	19.3%
Cost of services	30,656	25,416	5,240	20.6%
Services gross profit	$25,105	$24,095	$1,010	4.2%
Services gross margin	45.0%	48.7%

Total cost of sales	$111,214	$97,773	$13,441	13.7%
Total gross profit	$72,413	$64,784	$7,629	11.8%
Total gross margin	39.4%	39.9%

	Year Ended December 31,		Variance
	2025	2024	$	%
Revenues by Geographic Area:
United States
Product sales	$40,302	$34,082	$6,220	18.3%
Services	17,971	9,570	8,401	87.8%
Total United States	58,273	43,652	14,621	33.5%
Canada
Product sales	77,819	74,654	3,165	4.2%
Services	29,412	27,781	1,631	5.9%
Total Canada	107,231	102,435	4,796	4.7%
Other Countries
Product sales	9,745	4,310	5,435	126.1%
Services	8,378	12,160	(3,782)	(31.1)%
Total Other Countries	18,123	16,470	1,653	10.0%
Total
Product sales	127,866	113,046	14,820	13.1%
Services	55,761	49,511	6,250	12.6%
Total revenues	$183,627	$162,557	$21,070	13.0%

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Revenues

Revenues were $183.6 million for the year ended December 31, 2025 compared to $162.6 million for the year ended December 31, 2024. Revenue growth was driven primarily by an increase in product sales across all regions, as well as an increase in services revenue for the United States and Canada, partially offset by a decline in services revenue in international markets. In the United States, these increases were largely attributable to fracturing systems sales in the second quarter associated with two large projects, an increase in plug sales at Repeat Precision largely during the second half of the year, and an increase in tracer diagnostics revenues, which includes ResMetrics (total revenue contribution of $5.2 million, with $4.7 million reflected in the United States), acquired on July 31, 2025. Despite the decline in Canadian rig counts, results for Canada include an increase in product sales and services revenue reflecting higher activity levels for NCS in 2025, particularly for fracturing systems, a trend that began in the fourth quarter of 2024, continued throughout the first half of 2025, but began to reverse in the third quarter of 2025, as the Canadian rig counts began to decline. However, we continued to benefit from service work in more active regions, including the Montney basin. The increase in international product sales was driven by projects in both the Middle East and North Sea, with a decrease in international services revenue from tracer diagnostics, as the prior year included a greater volume of tracer revenues associated with large projects in Saudi Arabia. Product sales for the year ended December 31, 2025 were $127.9 million compared to $113.1 million for the year ended December 31, 2024. Services revenue was $55.7 million for the year ended December 31, 2025 compared to $49.5 million for the year ended December 31, 2024.

Cost of sales

Cost of sales was $111.2 million, or 60.6% of revenues, for the year ended December 31, 2025 as compared to $97.8 million, or 60.1% of revenues, for the year ended December 31, 2024. Overall, cost of sales as a percentage of revenues was modestly higher for these periods, although product margins improved slightly and service margins declined. Product margin is affected by changes in product mix, which depends on the characteristics of jobs completed—such as size, complexity, and lateral length—and on the type of product provided, including wellbore construction, completion equipment and plug-and-perf products. In addition, there was an increase in higher-margin international fracturing systems jobs in the North Sea in 2025 compared to 2024. Service margins declined primarily due to timing of international tracer diagnostics jobs and the number of fracturing service jobs, despite the favorable contribution from ResMetrics for the five months ended December 31, 2025. Cost of product sales was $80.6 million or 63.0% of product sales revenue, and cost of services was $30.7 million or 55% of services revenue for the year ended December 31, 2025. For the year ended December 31, 2024, cost of product sales was $72.4 million or 64.0% of product sales revenue, and cost of services was $25.4 million or 51.3% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $58.8 million for the year ended December 31, 2025 compared to $57.8 million for the year ended December 31, 2024. Of this $1.0 million increase in expense, $1.1 million was contributed by ResMetrics for the five-month period ended December 31, 2025. We also incurred $0.9 million of incremental stock-based compensation expense, primarily attributable to cash settled awards remeasured at the balance sheet date based on the price of our common stock, partially offset by lower professional fees, and decreases in research and development expense and travel and entertainment costs.

Depreciation

Depreciation totaled $5.0 million for the year ended December 31, 2025 compared to $4.6 million for the year ended December 31, 2024. The increase is primarily associated with assets placed in service during the year ended December 31, 2025, including light vehicles under finance lease arrangements through our leasing program with a fleet management company, as well as fixed assets added in connection with the ResMetrics acquisition.

Amortization

Amortization totaled $0.9 million for the year ended December 31, 2025 compared to $0.7 million for the year ended December 31, 2024. The increase is primarily associated with an increase in amortizable intangible assets due to the ResMetrics acquisition.

Provision for litigation, net of recoveries

The provision for litigation, net of recoveries represented $0.9 million in recoveries for the year ended December 31, 2025. In October 2025, the Court of Appeal overturned a prior finding of patent infringement against NCS, and remanded the matter to the trial court for further proceedings, with a redetermination hearing scheduled for September 2026. The Court of Appeal also reduced the costs award previously awarded against us from approximately $1.8 million to $0.9 million. Subsequently, the plaintiff refunded NCS $0.9 million in November 2025. See “Note 12. Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion.

Other income, net

Other income, net was $4.8 million for the year ended December 31, 2025 compared to $7.3 million for the year ended December 31, 2024. The decrease in other income was primarily attributable to the timing of when royalty income from licensees was recognized in 2024, as we began to accrue for such royalties in December 2024, resulting in incremental royalties of $1.2 million. In addition, we recorded an incremental $1.4 million benefit in 2024 associated with a technical services and assistance agreement with our local partner in Oman associated with a program that ended in November 2024, with final settlement in 2025.

Foreign currency exchange gain (loss)

Foreign currency exchange gain was $0.9 million for the year ended December 31, 2025 compared to a loss of $3.0 million for the year ended December 31, 2024. The change was due to the movement in the foreign currency exchange rates during the periods, primarily the impact of the Canadian dollar relative to the U.S. dollar.

Income tax (benefit) expense

Income tax benefit was $9.2 million for the year ended December 31, 2025 compared to income tax expense of $0.1 million for the year ended December 31, 2024. Our effective tax rate (“ETR”) from continuing operations was (54.8%) and 1.4% for the years ended December 31, 2025 and 2024, respectively. The income tax (benefit) expense for these periods primarily relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. During the year ended December 31, 2025, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S. operating subsidiaries due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income that are sufficient to realize the remaining deferred tax assets. During 2025, the valuation allowance decreased $15.3 million, reflecting utilization of NOLs and normal reversal of temporary differences due to timing, as well as discrete reversals in Canada and the United States of $1.6 million and $9.9 million, respectively. See further discussion of deferred tax valuation allowance at “Note 2. Summary of Significant Accounting Policies, Income Taxes” to the accompanying consolidated financial statements. For both of the years ended December 31, 2025 and 2024, due to the impact of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax book income.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations, and potential borrowings under our ABL Facility. As of December 31, 2025, we had cash and cash equivalents of $36.7 million, and total outstanding indebtedness of $7.6 million related to finance lease obligations, of which $2.4 million is due within 12 months. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated based on eligible accounts receivable and inventory, provided such eligible balances cannot include the assets of Repeat Precision. Following the integration of ResMetrics into NCS and with lender approval, the borrowing base now includes eligible accounts receivable and inventory associated with ResMetrics. At December 31, 2025, our available borrowing base under the ABL Facility was $24.4 million, with no outstanding borrowings. As of December 31, 2025, we utilized letter of credit commitments of $0.2 million. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at December 31, 2025.

In addition, the Repeat Precision Promissory Note with Security State Bank & Trust, Fredericksburg has total aggregate borrowing capacity of $2.5 million, a reduction from $4.3 million in the prior year, with a maturity date in May 2026 and has no borrowings outstanding as of December 31, 2025. We expect to renew the Repeat Precision Promissory Note prior to its maturity.

We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for at least the next twelve months. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

We plan to incur approximately $1.4 million to $1.8 million in capital expenditures during 2026, which includes (i) upgrades to our Repeat Precision manufacturing facilities, (ii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment, (iii) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses and (iv) additional research and development equipment for product development. Our capital expenditures, including the purchase and development of software and technology, for the years ended December 31, 2025 and 2024 were $1.3 million and $1.4 million, respectively.

If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell equity to finance such acquisitions, which could result in incremental expenses or dilution. To the extent we require additional liquidity to fund an acquisition or our capital requirements, we would expect to obtain this funding through the incurrence of additional indebtedness, the proceeds of equity issuances, or a combination thereof. Our liquidity and ability to meet our obligations and fund capital requirements also depend on our future financial performance including the ability to manage costs, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that funds will be available from additional indebtedness, the capital markets or otherwise to meet our liquidity needs.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$22,175	$12,725
Net cash (used in) provided by investing activities	(6,293)	479
Net cash used in financing activities	(5,303)	(4,269)
Effect of exchange rate changes on cash and cash equivalents	266	225
Net change in cash and cash equivalents	$10,845	$9,160

Operating Activities

Net cash provided by operating activities was $22.2 million compared to $12.7 million for the years ended December 31, 2025 and 2024, respectively. The increase in operating cash flow for the year ended 2025 reflected higher net income of $17.9 million, which includes the results from the ResMetrics acquisition, partially offset by higher cash payments for incentive bonuses, and higher payments related to the vesting of cash settled share-based awards, which are remeasured based on the price of our common stock. Additionally, the revenue increase for the year ended 2025 compared to the same period in 2024 impacted our working capital, including the timing of trade receivable billings and collections, inventory levels and payments for materials and other components.

Investing Activities

Net cash (used in) provided by investing activities was $(6.3) million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, of which $5.8 million was used to acquire ResMetrics in July 2025. See “Note 3. Acquisition” to our consolidated financial statements. Our capital expenditures for property and equipment were lower in 2025 compared to 2024. In addition, in 2024, we received a cash inflow of $1.3 million associated with the liquidation of a company-owned life insurance policy (an investing activity), from which the proceeds were paid to settle obligations under a deferred compensation plan (an operating activity).

Financing Activities

Net cash used in financing activities for the years ended December 31, 2025 and 2024 was $5.3 million and $4.3 million, respectively. Our primary uses of funds during the years ended December 31, 2025 and 2024 were principal payments related to our finance lease obligations totaling $2.2 million and $2.0 million, respectively, payments of $0.3 million for each of the years ended 2025 and 2024 for treasury shares withheld to settle withholding tax requirements for equity-settled awards, and cash distributions of $2.7 million and $2.1 million, respectively, to our joint venture partner. Net borrowings and repayments under the Repeat Promissory Note had no relative impact on cash flows from financing activities for the years ended December 31, 2025 and 2024.

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Financing Arrangements

Our ABL Facility consists of a revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings available to us under the ABL Facility may be limited subject to a borrowing base calculated based on eligible accounts receivable and inventory, provided such eligible balances cannot include the assets of Repeat Precision. Following the integration of ResMetrics into NCS and with lender approval, the borrowing base now includes eligible accounts receivable and inventory associated with ResMetrics. At December 31, 2025, our available borrowing base under the ABL Facility was $24.4 million and we had no outstanding indebtedness under the ABL Facility.

Repeat Precision also has an outstanding promissory note with an aggregate borrowing capacity of up to $2.5 million as of December 31, 2025, subject to a borrowing base. As of December 31, 2025, Repeat Precision had no outstanding indebtedness under the promissory note.

See “Note 11. Debt” to our consolidated financial statements for additional details regarding our credit agreement and the promissory note.

Leases

We have operating and finance leases for facilities, vehicles, equipment, and software. As of December 31, 2025, we had lease payment obligations, including interest payments for finance leases of $14.9 million, with $4.7 million payable within 12 months. See “Note 2. Summary of Significant Accounting Policies” and “Note 16. Leases” to our consolidated financial statements for additional information on lease obligations and maturities.

Purchase Obligations

Our purchase obligations totaled $7.6 million as of December 31, 2025, and primarily represented commitments to purchase goods or services to be utilized in the normal course of business, of which $0.6 million is accrued on the accompanying consolidated balance sheet, and $7.0 million did not meet the criteria to accrue, as the products or services were not received or incurred as of this date, but are expected to meet this criteria within the next 12 months.

Acquisition-Related Cash Requirement

In connection with the ResMetrics acquisition, contingent consideration was remeasured as of December 31, 2025, resulting in a payment obligation of $1.3 million, which was paid in January 2026. See “Note 3. Acquisition” to our consolidated financial statements for additional information.

CRA Tax Reassessment

In January 2026, our Canadian subsidiary received a NOR from the CRA relating to multiple tax years. While no liability has been recorded in our consolidated financial statements as of December 31, 2025 in accordance with ASC 740, Income Taxes, we may be required to make a deposit of approximately 50% of the assessed amount while the appeals process is underway. See “Note 17. Income Taxes” of our consolidated financial statements for further information.

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

Allowance for Credit Losses

We maintain an allowance for credit losses related to estimated losses that may result from the inability of our customers to make required payments. We evaluate collectability of customer accounts based upon credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Amounts deemed to be uncollectible are applied against the allowance for credit losses. Our business has seasonality, and the balance of our outstanding receivables fluctuates during the fiscal year based upon activity levels, sales volume, and general industry conditions. We periodically record a provision for credit losses or recoveries. For the years ended December 31, 2025 and 2024, we recorded a recovery of credit losses of less than $0.1 million and a provision for credit losses of less than $0.1 million, respectively. Further, to the extent deemed necessary by management, and depending on the circumstances, we may issue customer credits or concessions which reduce our revenues, but do not impact our expected credit losses. The nature of these concessions may be to maintain a customer relationship. Historically, these concessions have not been significant to our financial condition or results of operations. A 10% change in the level of concessions incurred within a fiscal year would not be deemed significant to our results of operations.

Inventories

Inventories of raw material, work in progress and finished goods are maintained and valued at the lower of cost or estimated net realizable value, with cost determined at standard costs which approximates the first-in, first-out or average cost basis. Periodically, we evaluate our inventory to determine items that may be obsolete, slow-moving or in excess based upon historical sales experience and projected sales forecasts. Our estimates involve subjectivity and an evaluation of customer preferences over time which may impact our ability to recover the cost of inventory and generate a profitable return. Although we believe our estimates to be reasonable, we cannot assure that our reserves will be adequate to cover potential losses, or that we will have recoveries, if there are significant changes in market preferences or technological advancements by our competitors that render a portion of our current inventory obsolete. We have incurred charges to cost of sales related to obsolescence of $0.9 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. An increase of obsolescence expense by 10%, or $0.1 million, would not be deemed material to our financial statements.

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or if there are potential indicators of impairment. We also perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. In addition, if we are required to determine the fair value of our reporting units to test goodwill for impairment, we must apply estimates, assumptions, and judgment regarding revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital and terminal growth rate, and we must evaluate the metrics of a deemed set of comparable companies and market earnings multiples. Actual results may not align with these assumptions, and our expectations regarding future net cash flows may change such that a material impairment could result. Historically, we have recorded impairments associated with property and equipment, identifiable intangible assets and goodwill. For the year ended December 31, 2025, we did not record any impairment charges. For the year ended December 31, 2024, we recognized an impairment charge of less than $0.1 million related to an indefinite-lived intangible asset that was no longer deemed to provide a future benefit. See “Note 9. Goodwill and Identifiable Intangibles” to our consolidated financial statements for additional details. We believe that the estimates and assumptions used in our impairment assessments are reasonable. However, if market conditions change dramatically, the impact on our forecasts and projections may be significant which could result in future impairments for our reportable units with long-term assets including goodwill.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires us to allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any amounts paid above the fair value of identifiable net assets are recorded as goodwill. Determining these fair values involves significant judgment, including assumptions about changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most judgment-intensive estimates relate to identifying intangible assets, determining their fair values and the fair value of certain long-term tangible assets, and establishing useful lives for each. For significant acquisitions, we use independent valuation specialists to assist with these estimates.

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

Historically, we have recorded valuation allowances to reduce our deferred tax assets based upon our overall assessment of the likelihood of the realization of those deferred tax assets when considering the positive and negative evidence available, including forecasts of future taxable income in the jurisdictions in which these deferred tax assets are recorded. During 2025, our assessment included a reversal of substantially all valuation allowances in both Canada and the United States. See “Note 17. Income Taxes” of our consolidated financial statements for further information. Our financial statements could be materially affected if: (i) our actual results differ significantly from our forecast estimates; (ii) there are future changes in enacted tax laws with retroactive application; or (iii) tax authorities do not agree with our application of the tax law to our circumstances and the matter is not ultimately resolved in our favor. Furthermore, the determination of the more likely than not criteria and the weighting of positive and negative evidence in evaluating this criteria is subjective and can fluctuate from period to period based on actual performance relative to long-term forecasting and other factors.

In addition, we are routinely subject to tax audits and reviews in various jurisdictions around the world, which require significant judgment in evaluating uncertain tax positions. In January 2026, our Canadian subsidiary received a NOR from the CRA relating to multiple tax years, primarily associated with the disallowance of certain business expenses, including expenses subject to transfer pricing adjustments that are supported by annual third‑party transfer pricing studies. Management evaluated this matter in accordance with ASC 740, which provides a framework to evaluate uncertain tax benefits, and concluded that it is more likely than not that our tax positions will ultimately be sustained based on their technical merits. Accordingly, no liability related to this matter has been recorded in the consolidated financial statements as of December 31, 2025. This conclusion requires significant judgment and is subject to change based on future developments, including the outcome of administrative or judicial proceedings, additional information obtained during the appeals process, or changes in interpretations of applicable tax laws. If our assessment were to change, we could be required to record a material tax liability and incur significant penalties and interest associated with underpayment of tax associated with tax positions previously taken, either of which would impact income tax expense and net income in the period of change. See “Note 17. Income Taxes” of our consolidated financial statements for further information.

Litigation

In the ordinary course of business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters. We accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our estimate of the expected liability. Our assessment of the likely outcome of litigation matters is based on our judgment of several factors, including experience with similar matters, prior history, precedents, relevant financial information and other evidence and facts specific to the matter. Although the outcome of any legal proceeding cannot be predicted with any certainty, if a settlement is deemed to be probable and estimable, management would consider relevant facts and circumstances to determine the potential range of loss exposure or gain on settlement, if any. Future settlements which result in loss or awards could be material to our financial statements and cannot be predicted with certainty. See “Note 12. Commitments and Contingencies” of our consolidated financial statements for further information regarding our legal proceedings.

Recently Issued Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements for discussion of the accounting pronouncement we recently adopted and the accounting pronouncements recently issued by the Financial Accounting Standards Board (“FASB”).

Smaller Reporting Company Status

We are a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act, because we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million as of the last business day of our most recently completed second fiscal quarter. As a smaller reporting company, we may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies, including among other things, being exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, providing only two years of audited financial statements, and providing reduced disclosure obligations regarding executive compensation.

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

Foreign Currency Exchange Rate Risk

A substantial amount of our revenues is derived in Canada and, accordingly, our competitiveness and financial results are subject to foreign currency fluctuations where revenues and costs are denominated in Canadian dollars rather than USD. During the years ended December 31, 2025 and 2024, approximately 58% and 63%, respectively, of our revenues were attributable to our operations in Canada. We also derive revenue from several jurisdictions outside of North America, including countries that occasionally experience periods of significant inflation, which occurred in Argentina in 2025 and 2024. We do not currently intend to hedge our future exposure to the Argentine Peso or other foreign currencies.

Interest Rate Risk

We were primarily exposed to interest rate risk through our ABL Facility. At December 31, 2025, we had no outstanding indebtedness under our ABL Facility. Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at December 31, 2025 was 6.3%.

We are also subject to interest rate risk through our Repeat Precision Promissory Note. At December 31, 2025, we had no outstanding indebtedness under the Repeat Precision Promissory Note. Borrowings under the Repeat Precision Promissory Note are made in U.S. dollars with interest calculated using the prime rate plus a 1.0% margin over the index. The applicable interest rate at December 31, 2025 was 7.8%.

Credit Risk

Our customers are E&P companies and other oilfield services companies. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. We manage credit risk by analyzing the counterparties’ financial condition prior to accepting new customers and prior to adjusting existing credit limits. For the year ended December 31, 2025, two of our largest customers merged, and the succeeding company on a combined basis accounted for 18% of our consolidated revenue and 19% of our trade receivables. No single customer individually accounted for 10% of our consolidated revenue or trade accounts receivable balance as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NCS Multistage Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NCS Multistage Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 5, 2026

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$36,725	$25,880
Accounts receivable—trade, net	40,507	31,513
Inventories, net	39,011	40,971
Prepaid expenses and other current assets	2,031	2,063
Other current receivables	3,644	5,143
Total current assets	121,918	105,570
Noncurrent assets
Property and equipment, net	19,849	21,283
Goodwill	16,387	15,222
Identifiable intangibles, net	5,989	3,690
Operating lease assets	4,817	5,911
Deposits and other assets	586	712
Deferred income taxes, net	11,653	424
Total noncurrent assets	59,281	47,242
Total assets	$181,199	$152,812
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$8,517	$8,970
Accrued expenses	9,461	8,351
Income taxes payable	1,151	683
Operating lease liabilities	1,587	1,602
Contingent purchase consideration	1,250	—
Current maturities of long-term debt	2,385	2,141
Other current liabilities	4,175	3,672
Total current liabilities	28,526	25,419
Noncurrent liabilities
Long-term debt, less current maturities	5,259	6,001
Operating lease liabilities, long-term	3,716	4,891
Other long-term liabilities	202	206
Deferred income taxes, net	398	186
Total noncurrent liabilities	9,575	11,284
Total liabilities	38,101	36,703
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,613,603 shares issued and 2,545,535 shares outstanding at December 31, 2025 and 2,563,979 shares issued and 2,507,430 shares outstanding at December 31, 2024	26	26
Additional paid-in capital	449,890	447,384
Accumulated other comprehensive loss	(86,132)	(87,604)
Retained deficit	(235,276)	(259,024)
Treasury stock, at cost; 68,068 shares at December 31, 2025 and 56,549 shares at December 31, 2024	(2,269)	(1,943)
Total stockholders’ equity	126,239	98,839
Non-controlling interest	16,859	17,270
Total equity	143,098	116,109
Total liabilities and stockholders' equity	$181,199	$152,812

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues
Product sales	$127,866	$113,046
Services	55,761	49,511
Total revenues	183,627	162,557
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	78,459	70,446
Cost of services, exclusive of depreciation and amortization expense shown below	29,742	24,650
Total cost of sales, exclusive of depreciation and amortization expense shown below	108,201	95,096
Selling, general and administrative expenses	58,845	57,820
Depreciation	4,991	4,600
Amortization	894	716
Change in fair value of contingent consideration	156	—
Income from operations	10,540	4,325
Other income (expense)
Interest expense, net	(251)	(414)
Provision for litigation, net of recoveries	881	—
Other income, net	4,759	7,306
Foreign currency exchange gain (loss)	891	(2,963)
Total other income	6,280	3,929
Income before income tax	16,820	8,254
Income tax (benefit) expense	(9,217)	116
Net income	26,037	8,138
Net income attributable to non-controlling interest	2,289	1,545
Net income attributable to NCS Multistage Holdings, Inc.	$23,748	$6,593
Earnings per common share
Basic earnings per common share attributable to NCS Multistage Holdings, Inc.	$9.17	$2.60
Diluted earnings per common share attributable to NCS Multistage Holdings, Inc.	$8.65	$2.55
Weighted average common shares outstanding
Basic	2,589	2,539
Diluted	2,746	2,590

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024
Net income	$26,037	$8,138
Foreign currency translation adjustments, net of tax of $0	1,472	(1,852)
Comprehensive income	27,509	6,286
Comprehensive income attributable to non-controlling interest	2,289	1,545
Comprehensive income attributable to NCS Multistage Holdings, Inc.	$25,220	$4,741

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2023	—	$—	2,482,796	$25	$444,638	$(85,752)	$(265,617)	(39,052)	$(1,676)	$17,775	$109,393
Share-based compensation	—	—	—	—	2,747	—	—	—	—	—	2,747
Net income	—	—	—	—	—	—	6,593	—	—	1,545	8,138
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Vesting of restricted stock	—	—	81,183	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(17,497)	(267)	—	(267)
Currency translation adjustment	—	—	—	—	—	(1,852)	—	—	—	—	(1,852)
Balances as of December 31, 2024	—	$—	2,563,979	$26	$447,384	$(87,604)	$(259,024)	(56,549)	$(1,943)	$17,270	$116,109
Share-based compensation	—	—	—	—	2,506	—	—	—	—	—	2,506
Net income	—	—	—	—	—	—	23,748	—	—	2,289	26,037
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,700)	(2,700)
Vesting of restricted stock	—	—	49,624	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(11,519)	(326)	—	(326)
Currency translation adjustment	—	—	—	—	—	1,472	—	—	—	—	1,472
Balances as of December 31, 2025	—	$—	2,613,603	$26	$449,890	$(86,132)	$(235,276)	(68,068)	$(2,269)	$16,859	$143,098

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$26,037	$8,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,885	5,316
Amortization of deferred loan cost	215	208
Share-based compensation	6,205	5,213
Provision for inventory obsolescence	857	1,136
Deferred income tax benefit	(10,965)	(380)
Gain on sale of property and equipment	(496)	(506)
Change in fair value of contingent consideration	156	—
(Recovery of) provision for credit losses	(28)	41
Net foreign currency unrealized (gain) loss	(1,693)	2,365
Proceeds from note receivable	—	61
Changes in operating assets and liabilities:
Accounts receivable—trade	(5,499)	(9,154)
Inventories, net	2,209	(2,806)
Prepaid expenses and other assets	3,987	(1,087)
Accounts payable—trade	427	2,706
Accrued expenses	719	4,841
Other liabilities	(5,975)	(3,401)
Income taxes receivable/payable	134	34
Net cash provided by operating activities	22,175	12,725
Cash flows from investing activities
Purchases of property and equipment	(1,201)	(1,309)
Purchase and development of software and technology	(106)	(70)
Proceeds from sales of property and equipment	772	592
Acquisition of business, net of cash acquired	(5,758)	—
Proceeds from company-owned life insurance policy	—	1,266
Net cash (used in) provided by investing activities	(6,293)	479
Cash flows from financing activities
Payments on finance leases	(2,222)	(1,952)
Line of credit borrowings	2,338	3,062
Payments of line of credit borrowings	(2,338)	(3,062)
Treasury shares withheld	(326)	(267)
Distribution to non-controlling interest	(2,700)	(2,050)
Payment of deferred loan cost related to ABL Facility	(55)	—
Net cash used in financing activities	(5,303)	(4,269)
Effect of exchange rate changes on cash and cash equivalents	266	225
Net change in cash and cash equivalents	10,845	9,160
Cash and cash equivalents beginning of period	25,880	16,720
Cash and cash equivalents end of period	$36,725	$25,880
Supplemental cash flow information
Cash paid for interest (net of interest received and amounts capitalized)	$75	$173
Cash paid for income taxes (net of refunds)	1,612	431
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	1,621	2,263
Assets obtained in exchange for new operating lease liabilities	405	3,056
Debt assumed in acquisition of business	324	—

The accompanying notes are an integral part of these consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our” and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well construction, well completion and field development strategies. We offer our products and services primarily to exploration and production companies for use both in onshore and offshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa and Oklahoma City, Oklahoma; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina and Stavanger, Norway.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to estimated losses on accounts receivables, estimated realizable value on excess and obsolete inventories, estimates related to fair value of reporting units for purposes of assessing possible goodwill impairment, expected future cash flows from long lived assets to facilitate impairment testing, share based compensation, estimates related to legal contingencies, valuation allowance for deferred taxes and income tax contingencies. Actual results could materially differ from those estimates.

Foreign Currency

Our reporting currency, and our functional currency in the United States, is the United States dollar (“USD”). The financial position and results of operations of our significant foreign subsidiaries are generally measured using the local currency as the functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, revenues and expenses of our significant foreign subsidiaries have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the exchange rates on the balance sheet date. The resulting translation gain and loss adjustments have been recorded directly as a separate component of other comprehensive income in the accompanying consolidated statements of comprehensive income, and changes in stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as foreign currency exchange gains or (losses) as incurred in the consolidated statements of operations.

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

During the year ended December 31, 2025, two of our largest customers merged, and the succeeding company on a combined basis accounted for 18% of our consolidated revenue, and 19% of our trade accounts receivable as of the year then ended. No single customer individually accounted for 10% or more of our consolidated revenue or comprised 10% or more of our trade accounts receivable balance for the year ended December 31, 2024.

Accounts Receivable, Trade and Allowance for Credit Losses

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We maintain an allowance for credit losses related to estimated losses that may result from the inability of our customers to make required payments. Earnings are charged with a provision for credit losses based on a current review of the collectability of customer accounts by management. Such provisions are based upon several factors including, but not limited to credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts deemed uncollectible are applied against the allowance for credit losses. The following table presents the changes in the allowance for credit losses for the years ended  December 31, 2025 and 2024 (in thousands):

Allowance for credit losses at December 31, 2023	$165
Charges and additions during 2024	79
Adjustments and recoveries	(220)
Allowance for credit losses at December 31, 2024	$24
Charges and additions during 2025	44
Adjustments and recoveries	(68)
Allowance for credit losses at December 31, 2025	$-

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of raw material, product components, assembled products, certain components used to internally construct our frac isolation assemblies, and chemicals used in our tracer diagnostics services in raw materials or finished goods. Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined at standard costs approximating the first-in, first-out or average cost basis. We routinely evaluate inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. We utilize an excess and obsolete reserve to adjust such inventory to its estimated recoverable value, with an offset to cost of sales in the current period.

Impairments

We evaluate our property and equipment and identifiable intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. We assess recoverability based on undiscounted future net cash flows. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain and require assumptions about our revenue growth, operating margins, capital expenditures, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change, which could result in a material impairment of the assets. There was no impairment of property and equipment and identifiable definite-lived intangible assets during the years ended December 31, 2025 and 2024. For the year ended December 31, 2024, we recognized an impairment charge of less than $0.1 million specific to an indefinite-lived intangible asset. See “Note 8. Property and Equipment” and “Note 9. Goodwill and Identifiable Intangibles” included herewith for further information.

An assessment of potential goodwill impairment indicators is performed annually or whenever there is a triggering event that indicates an impairment loss may have been incurred. If required, we typically perform an annual impairment test for goodwill using an assessment date in the fourth quarter of the fiscal year. Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units exceeds the related carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit exceeds the related carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing this value with the carrying value of the reporting unit. Alternatively, we could bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include revenue growth, operating margins, capital expenditures, future market conditions, weighted average costs of capital, a terminal growth rate, the set of comparable companies utilized, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. No impairment charge associated with goodwill was recorded for the years ended December 31, 2025 and 2024. For additional information, see “Note 9. Goodwill and Identifiable Intangibles.”

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

Business Combinations, Goodwill and Identifiable Intangible Assets

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest in the acquiree based on their fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired tangible and intangible assets.

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

We have operating and finance leases for facilities, vehicles, equipment, and software. Some leases include one or more options to renew, with renewal terms that can extend the lease term from five to ten years with exercise of lease renewal options being at the sole discretion of NCS as lessee. Some leases may include an option to terminate the contract with notice. ROU assets and lease liabilities recorded pursuant to a lease agreement with a term exceeding 12 months are recognized at fair value on the lease commencement date based on the present value of future lease payments for the lease term, discounted at the implicit interest rate. For lease agreements where we cannot readily determine the implicit interest rate, we use our incremental borrowing rate to calculate the present value of lease payments at the commencement date. This rate is based on our secured asset-based revolving credit facility (“ABL Facility”) interest rate, which is adjusted monthly. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

As of December 31, 2025, we have no significant leases where we are the lessor, and we have no significant operating or finance lease commitments that have not yet commenced which create significant rights or obligations for NCS. For additional information, see “Note 11. Debt” and “Note 16. Leases.”

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to NCS Multistage Holdings, Inc. by the weighted-average number of common shares outstanding during the period, taking into effect, if any, shares that would be issuable upon the exercise of outstanding stock options and unvested RSUs and PSUs calculated using the treasury stock method, a method that determines how many incremental shares would result if all dilutive shares were exercised at the reporting date, less the number of shares that could be purchased at cost using the assumed proceeds from the exercise.

Research and Development

Research and development costs are incurred both through the utilization of our employees to create and develop new ideas and products as well as through engaging third parties to perform development activities under our coordination and management. We incurred approximately $2.0 million in research and development costs for each of the years ended December 31, 2025 and 2024, respectively. These costs are recorded in selling, general and administrative (“SG&A”) expenses on the consolidated statements of operations. Occasionally a customer may contract us to provide research and development of a product, for which we are compensated. When the project is completed and accepted by the customer, we recognize the revenue and record the corresponding research and development costs as cost of goods sold. Alternatively, outside parties may agree to fund certain research and development activities for which we retain the rights to intellectual property. Proceeds we receive under these arrangements are treated as a reduction of research and development costs included in SG&A expense. We received such reimbursable amounts of less than $0.1 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively. Proceeds received from research and development efforts performed under a collaborative arrangement, for which we do not retain the rights to intellectual property, are recorded as other income and the corresponding costs are included in SG&A expenses.

Recent Accounting Pronouncements

Pronouncement Adopted in 2025

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves income tax disclosures including a requirement to present specific categories in the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, certain disclosures pertaining to income taxes paid (net of refunds received) and amendments to other disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2024, and should be applied prospectively although retrospective application is permitted. We adopted ASU No. 2023-09 on December 31, 2025 and have included the required disclosures within this Annual Report on Form 10-K (“Form 10-K”), with retrospective application. See “Note 17. Income Taxes.”

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pronouncement Not Yet Effective

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for internal-use software costs to be less prescriptive, allowing capitalization once management has authorized and committed to a software project that is deemed probable to complete, without significant development uncertainty. In addition, this pronouncement clarifies that certain disclosures for capitalized internal-use software intangible assets are not required and amends existing guidance on website development cost. The new standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities to forego an evaluation of forecast information when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under Topic 606. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We adopted this guidance on January 1, 2026, with no significant impact on our consolidated financial statements.

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

Note 3. Acquisition

On July 31, 2025, we acquired 100% of the equity interests of Reservoir Metrics, LLC, and its related entities (“ResMetrics”), a provider of tracer diagnostics services, for $7.1 million, on a cash-free, debt-free basis. Purchase consideration consists of $5.8 million in cash, including a working capital adjustment, $0.3 million of debt assumed and a $1.1 million initial estimate of contingent consideration, payable solely depending on changes in international trade tariffs for certain chemical imports from the date of acquisition through the measurement date of  December 31, 2025. We remeasured the contingent consideration and increased this liability to $1.3 million, presented separately on the accompanying balance sheet, and recognized the change in fair value of the contingent consideration as an expense of $0.2 million for the year ended December 31, 2025. The contingent consideration was paid in January 2026. We believe the purchase of ResMetrics further expands and complements our existing tracer diagnostics offerings.

The purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill is calculated as the excess of consideration transferred over the fair value of the net assets recognized. The fair value of the assets and liabilities of ResMetrics were determined utilizing a third-party valuation for certain long-term assets and intangibles, as well as various preliminary estimates and assumptions we believe are reasonable based on currently available information. The purchase price allocation is preliminary as of December 31, 2025, and may change as we continue to analyze information. We recognized goodwill of $1.2 million associated with this transaction, which we expect to be fully deductible for income tax purposes. Future changes to the purchase price allocation may result in a corresponding change in goodwill. We do not expect any future adjustments to significantly change the purchase price allocation as presented as of December 31, 2025.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have expensed acquisition costs related to this transaction of $0.2 million as general and administrative expense on the accompanying statements of operations for the year ended  December 31, 2025.

The following table presents the preliminary purchase price allocation as of the acquisition date for the ResMetrics business combination (in thousands):

Consideration
Cash consideration	$7,853
Debt assumed	324
Initial estimate of contingent consideration	1,064
Less: Cash acquired	(2,095)
Total consideration	$7,146
Preliminary purchase price allocation
Accounts receivable	$2,744
Inventories	311
Prepaid expenses and other current assets	180
Property and equipment	716
Intangible assets	3,192
Other long-term assets	19
Total identifiable assets acquired	7,162
Accounts payable—trade	144
Accrued expenses and other current liabilities	1,037
Total liabilities assumed	1,181
Net identifiable assets acquired	5,981
Goodwill	1,165
Net assets acquired	$7,146

Definite-lived intangible assets acquired were $3.2 million, primarily associated with customer relationships. The intangible assets are amortized on a straight-line basis over the estimated useful lives of approximately six years, resulting in amortization expense of $0.2 million for the period from the date of inception to  December 31, 2025.

ResMetrics has contributed revenue and income before tax of $5.2 million and $1.5 million, respectively, to our consolidated results for the year ended December 31, 2025. We have prepared unaudited pro forma information, as if the acquisition occurred on January 1, 2024, based on available information and certain assumptions we believe are reasonable, including: (i) adjustments for depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) accounting policy conforming changes, (iii) elimination of interest income that could have been earned on invested cash associated with the purchase price, (iv) tax effect on earnings of ResMetrics and pro forma adjustments assuming a statutory rate of 21%, and (v) other adjustments deemed appropriate. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the ResMetrics acquisition taken place on January 1, 2024; furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our unaudited selected financial information on a pro forma basis (in thousands):

	Pro Forma (Unaudited)
	Year Ended December 31,
	2025	2024
Revenue	$189,611	$171,673
Net income attributable to NCS Multistage Holdings, Inc.	$24,435	$7,251

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Segment and Geographic Information

We sell the following complementary products and services largely to exploration and production customers in the oil and gas industry: fracturing systems and enhanced recovery systems products and the provision of related services, casing buoyancy systems, liner hanger systems and toe initiation sleeves products as well as sales of our tracer diagnostics services. In addition, we sell composite and dissolvable frac plugs, setting tools, perforating guns and related products through Repeat Precision, our 50% owned entity. Our complementary products and services are typically used by our customers to facilitate the construction and completion of horizontal wellbores and to provide diagnostic information that customers can utilize to improve upon their completion techniques in subsequent wells.

We have one reportable segment as we manage our activities on a consolidated basis applying qualitative factors including the nature of the products and services, the nature and commonality of production processes, a shared customer base primarily in North America, the scope of geographic operations and a common industry and regulatory environment. The accounting policies of our one reportable segment are the same as those described in the summary of significant accounting policies. Our CODM is the Chief Executive Officer.

We evaluate our performance on a consolidated basis by reviewing key income statement items such as revenue, gross margin, and net income, as well as other specific balance sheet and cash flow items; comparing certain key financial figures to financial guidance; and evaluating our share price performance and estimated trading multiple relative to selected peers.

Our CODM utilizes the GAAP measures of net income and cash flow from operations as primary measures of profitability and cash flow, respectively, as well as secondary non-GAAP measures of Adjusted EBITDA and free cash flow (cash flow from operations less capital expenditures). The CODM assesses performance using these measures, and he decides how to allocate resources (including capital expenditures, financial resources and employees) through an integrated annual budget and more frequent forecasting processes, with the annual budget subject to approval by our Board of Directors (“Board”). The CODM allocates resources in a manner that he believes will maximize value for the consolidated corporate entity and its stockholders. The CODM considers variances from actual to budget, our most recent estimate and the prior year on a monthly basis when making decisions about the allocation of operating and capital resources. The CODM also regularly reviews consolidated cash flow, as well as the non-GAAP measure of free cash flow. The CODM assesses business performance consistent with the presentation on our consolidated financial statements supplemented with a review of certain significant SG&A expense categories. Such expenses are reviewed on a with and without basis for business combinations, until fully integrated into actual results for all periods presented.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes significant SG&A expenses that are reviewed by the CODM but are not separately presented on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Payroll and employee benefits	$35,179	$34,610
Share-based compensation	6,205	5,213
Professional services	6,356	6,848
Insurance	2,132	2,135
Software and hardware	2,421	2,089
Other	6,552	6,925
Total SG&A	$58,845	$57,820

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Year Ended December 31,
	2025	2024
United States
Product sales	$40,302	$34,082
Services	17,971	9,570
Total United States	58,273	43,652
Canada
Product sales	77,819	74,654
Services	29,412	27,781
Total Canada	107,231	102,435
Other Countries
Product sales	9,745	4,310
Services	8,378	12,160
Total other countries	18,123	16,470
Total
Product sales	127,866	113,046
Services	55,761	49,511
Total revenues	$183,627	$162,557

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets) by geographic area (in thousands):

	December 31,	December 31,
	2025	2024
United States	$11,789	$13,455
Canada	9,448	10,240
Other Countries	3,429	3,499
	$24,666	$27,194

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Revenues

Disaggregation of Revenue

We sell our products and services primarily in North America and in selected international markets. See above “Note 4. Segment and Geographic Information” for our disaggregated revenue by geographic area.

Contract Balances

If the timing of the delivery of products and provision of services is different from the timing of the customer payments, we recognize either a contract asset (performance precedes contractual due date in connection with estimates of variable consideration) or a contract liability (customer payment precedes performance) on our consolidated balance sheet.

The following table presents the current contract liabilities for the periods indicated (in thousands):

Balance at December 31, 2023	$460
Additions	278
Revenue recognized	(515)
Balance at December 31, 2024	$223
Additions	940
Revenue recognized	(1,103)
Balance at December 31, 2025	$60

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of December 31, 2025 and 2024 is included in other current liabilities on the applicable accompanying consolidated balance sheets. Our performance obligations for our product sales and services revenue are typically satisfied before the customer’s payment; however, prepayments may occasionally be required.

Contracts with Multiple Performance Obligations

Substantially all of our product sales and services revenue are considered a single performance obligation. Our tracer self-service product line, which constitutes a small percentage of our total revenue for the years ended December 31, 2025 and 2024, is comprised of two performance obligations: (i) the delivery of tracer materials to a customer well site and (ii) the creation of diagnostic reports ordered by customers when we do not perform an integrated service. For these contracts, we do not allocate the transaction price as the individual performance obligations are sold at standalone prices in the customer order. The transaction prices for our self-service product line are determined as (i) the price per unit times the quantity of tracer materials and (ii) prices charged for diagnostic reports ordered by and delivered to the customer.

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Inventories, net

Inventories consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$2,060	$2,085
Work in process	727	291
Finished goods	36,224	38,595
Total inventories, net	$39,011	$40,971

Note 7. Other Current Receivables

Other current receivables consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Current income tax receivables	$2,091	$1,743
Employee receivables	211	165
Other receivables	1,342	3,235
Total other current receivables	$3,644	$5,143

Employee receivables primarily consist of amounts paid by us for foreign withholding tax paid on behalf of employees working on international assignments, which is expected to be reimbursed to us by the employees when refunded as foreign tax credits on their home-country tax returns. Other receivables as of December 31, 2025 and 2024, included the following: a receivable of $1.0 million and $1.1 million, respectively, associated with license agreements, for amounts owed from the quarter that are deemed probable and estimable, but not yet received as of the balance sheet date. At December 31, 2024, we also had a receivable of $1.4 million, net of withholding tax, associated with a technical services and assistance agreement with our local partner in Oman, pursuant to a collaborative arrangement that ended in November 2024. We collected the receivable from our Omani partner in 2025.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Property and Equipment

Property and equipment by major asset class consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Land	$1,574	$1,501
Building and improvements	7,314	6,792
Machinery and equipment	20,056	19,769
Computers and software	2,186	2,175
Furniture and fixtures	497	460
Vehicles	170	128
Right of use assets - finance leases	14,590	13,751
	46,387	44,576
Less: Accumulated depreciation and amortization	(26,749)	(23,519)
	19,638	21,057
Construction in progress	211	226
Property and equipment, net	$19,849	$21,283

The following table presents the depreciation expense associated with the respective income statement line items for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cost of sales
Cost of product sales	$2,099	$1,911
Cost of services	914	766
Selling, general and administrative expenses	1,978	1,923
Total depreciation	$4,991	$4,600

The table above includes depreciation expense associated with finance leases for buildings, equipment and software, as well as vehicles for our transportation fleet. See “Note 16. Leases.”

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the years ended December 31, 2025 and 2024, respectively, and accordingly no impairment loss has been recorded.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	December 31,	December 31,
	2025	2024
Gross value	$177,162	$177,162
Acquisition	1,165	—
Accumulated impairment	(161,940)	(161,940)
Net	$16,387	$15,222

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. If an impairment loss occurs, we disclose such a loss separately in the consolidated statements of operations, as applicable. See “Note 2. Summary of Significant Accounting Policies, Impairments” for additional information. We perform our impairment analysis at a reportable unit level, evaluated separately for Repeat Precision and for the remaining NCS business. During 2025, we recorded goodwill totaling $1.2 million associated with the ResMetrics acquisition, allocated to our tracer diagnostics services group within the NCS reportable unit. See “Note 3. Acquisition”. As of December 31, 2025, goodwill associated with Repeat Precision and the NCS reportable unit totaled $15.2 million and $1.2 million, respectively.

As of December 31, 2025 and 2024, we elected to perform a qualitative assessment for our reportable units with goodwill, and determined it is more likely than not that the goodwill totaling $16.4 million and $15.2 million, respectively, has a fair value that exceeds its net carrying value. Therefore, no goodwill impairment has been recorded for the years ended December 31, 2025 and 2024, respectively.

Identifiable intangibles by major asset class consist of the following (in thousands):

		December 31, 2025
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Balance
Technology	1 - 20	$4,063	$(1,386)	$2,677
Customer relationships	6 - 10	6,800	(3,843)	2,957
Trademarks	5	190	(16)	174
Non-compete agreements	5	197	(16)	181
Total identifiable intangibles		$11,250	$(5,261)	$5,989

		December 31, 2024
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Balance
Technology	1 - 20	$3,958	$(1,122)	$2,836
Customer relationships	10	4,100	(3,246)	854
Total identifiable intangibles		$8,058	$(4,368)	$3,690

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excluding intangible assets acquired through the ResMetrics business combination in 2025, we did not incur costs to renew or extend the term of acquired intangible assets during the years ended December 31, 2025 and 2024. Prior to the acquisition of ResMetrics, our intangible assets were primarily attributable to Repeat Precision. However, the acquisition has contributed identifiable intangible assets to the tracer diagnostics services group as of December 31, 2025.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. See “Note 2. Summary of Significant Accounting Policies, Impairments” for additional information. As of December 31, 2024, we determined that the carrying value of our indefinite-lived intangible asset was no longer recoverable and the associated fair value was zero. Therefore, we recorded an impairment charge of less than $0.1 million in 2024 to retire this indefinite-lived asset, which was recognized in amortization expense in our consolidated statements of operations. We evaluated potential triggering events and determined there were no triggering events that indicated potential impairment of our identifiable definite-lived intangibles. Therefore, we did not record any impairment charges related to our identifiable intangibles with definite lives for the years ended December 31, 2025 or 2024, respectively.

Total amortization expense, which is associated with SG&A expenses on the consolidated statements of operations, was $0.9 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

The total weighted average amortization period for intangible assets is 10 years and estimated future amortization expense by year is as follows (in thousands):

2026	$1,209
2027	834
2028	799
2029	799
2030	767
Thereafter	1,581
Total	$5,989

Note 10. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accrued payroll and bonus	$8,423	$7,601
Property and franchise taxes accrual	386	251
Accrued other miscellaneous liabilities	652	499
Total accrued expenses	$9,461	$8,351

Accrued payroll and bonus includes an annual incentive bonus accrual based on operating performance of $6.8 million and $6.1 million as of December 31, 2025 and 2024, respectively, which is generally paid during the first quarter of the following year.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt

Our long-term debt consists of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	7,644	8,142
Total debt	7,644	8,142
Less: current portion	(2,385)	(2,141)
Long-term debt	$5,259	$6,001

The estimated fair value of total debt as of  December 31, 2025 and 2024 was $6.9 million and $7.2 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

ABL Facility

In May 2022, we entered into an ABL Facility, where credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). In April 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars (“CAD”) in connection with the cessation of the CDOR Rate and transition to the CORRA Rate. The ABL Facility is scheduled to mature in  May 2027.

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, of which borrowing up to $10.0 million can be made in Canadian dollars and funding of $7.5 million can be available for letters of credit. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated based on eligible accounts receivable and inventory, provided such eligible balances cannot include the assets of Repeat Precision. Following the integration of ResMetrics into NCS and with lender approval, the borrowing base now includes eligible accounts receivable and inventory associated with ResMetrics. Our available borrowing base under the ABL Facility as of  December 31, 2025 was $24.4 million. As of December 31, 2025 and 2024, we had no outstanding indebtedness under the ABL Facility. As of December 31, 2025, we utilized letter of credit commitments of $0.2 million.

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest at a rate equal to the benchmark plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at December 31, 2025 was 6.3%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.2 million for each of the years ended December 31, 2025 and 2024.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The obligations of the borrowers under the ABL Facility are guaranteed by NCSH and each of our U.S. and Canadian subsidiaries (other than Repeat Precision) and are secured by substantially all of the assets of NCSH and its subsidiaries, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of December 31, 2025, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and approximately $0.1 million associated with subsequent amendments, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.2 million for each of the years ended December 31, 2025 and 2024, was included in interest expense, net.

Repeat Precision Promissory Note

In February 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note has been renewed annually and was most recently renewed in  May 2025 with an aggregate borrowing capacity of $2.5 million, a reduction from $4.3 million in the prior year. The Repeat Precision Promissory Note is scheduled to mature in  May 2026 and bears interest at a variable interest rate equal to prime plus 1.00%. The applicable interest rate at December 31, 2025 was 7.8%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of December 31, 2025 and 2024, there was no outstanding indebtedness under the promissory note and the available borrowing base was $2.5 million at December 31, 2025. Repeat Precision’s indebtedness is guaranteed by its subsidiary and is not guaranteed by NCSH or any other NCS entity.

Finance Leases

We lease assets under finance lease arrangements, including an office and laboratory in Tulsa, Oklahoma, facilities in Odessa, Texas, and certain operating equipment and software. We also maintain a vehicle leasing arrangement with a fleet management company through which we lease light vehicles and trucks that meet the finance lease criteria. See “Note 16. Leases” for additional information.

Note 12. Commitments and Contingencies

Litigation

In the ordinary course of our business, from time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to commercial, intellectual property and employee matters.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canada Patent Matters

●    In July 2018, we filed a patent infringement lawsuit seeking unspecified damages against Kobold Corporation, Kobold Completions Inc. and 2039974 Alberta Ltd. (“Kobold”) in the Federal Court of Canada (“Canada Court”), alleging that Kobold’s fracturing tools and methods infringe several of our Canadian patents. In  July 2019, Kobold filed a counterclaim seeking unspecified damages alleging that our fracturing tools and methods infringe their patent. The patent infringement litigation was heard in early 2022.

In October 2023, the trial judge rendered a decision against us holding that our asserted patents are invalid and that we were infringing the Kobold asserted patent. The Canada Court ordered us to pay Kobold approximately $1.8 million in costs and disbursements, including taxes payable thereon, and granted an injunction prohibiting us from any further infringement of their patent. This amount was paid to Kobold in November 2023. We filed an appeal with the Court of Appeal of Canada (“Court of Appeal”), which was heard in April 2025.

In July 2024, Kobold filed a motion with the Canada Court regarding whether the injunction allowed us to modify our product or, as Kobold contends, we needed to destroy or deliver the product to Kobold. This matter has been stayed by the parties pending the resolution of the redetermination described below. If the Canada Court agrees with Kobold, a fine or other remedy may be imposed against the Company.

In October 2025, the Court of Appeal found that the trial judge erred in construing Kobold’s patent claims and set aside the findings of infringement, the permanent injunction, and the costs award. The Court of Appeal remitted the case back to the trial court to reconsider whether Kobold's patent is invalid for double patenting (claiming the same invention in two different patents), with the redetermination hearing scheduled for September 2026. The Court of Appeal reduced the costs award from approximately $1.8 million to approximately $0.9 million and further indicated that if Kobold's patent is found invalid on remand, the costs award may be further reduced or eliminated. As a result of the reduced costs award, Kobold returned $0.9 million to NCS in November 2025, presented as a benefit in the provision for litigation, net of recoveries in the accompanying consolidated statement of operations for the year ended December 31, 2025.

While the Court of Appeal’s reasoning indicates that Kobold’s patent may be found invalid on remand, we cannot predict with certainty the outcome of the remand proceedings. If Kobold’s patent is ultimately upheld as valid and we are found to infringe, damages would then be determined by the Canada Court, which would likely extend for one or more years after the remand decision. We would expect any damages awarded to be modest because of the relative ease and minimal cost incurred to implement changes to our product, with such changes resulting in no significant commercial impact to date. As of December 31, 2025, we believe a loss is reasonably possible but not probable, and any potential loss is not reasonably estimable.

●    In April 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in the Canada Court, alleging that our fracturing tools infringe their Canadian patents. In the summary judgment phase, we successfully had claims relating to some of our products dismissed. We believe we have strong arguments of invalidity and non-infringement as to all remaining claims in this matter. We expect the trial for this matter to be heard in the fourth quarter of 2026.

Other Patent Matters

In connection with patent infringement claims we asserted regarding U.S. Patent No. 10,465,445 (“the ’445 Patent”), we received favorable jury verdicts against Nine Energy Services, Inc. (“Nine”) and TCO AS (“TCO”) in the Western District of Texas, Waco Division (“Waco District Court”). In January 2022, the jury awarded NCS approximately $0.5 million in damages against Nine, and in August 2022, the jury awarded NCS approximately $1.9 million in damages against TCO. At subsequent hearings in December 2022 and May 2024, respectively, the Waco District Court awarded supplemental damages, interest, and costs, and ordered both Nine and TCO to pay ongoing royalties for their sales of infringing casing flotation devices for the life of the ’445 Patent. As of December 31, 2025, Nine and TCO have posted security totaling over $7.5 million to secure the judgments pending their appeal.

Nine and TCO appealed their respective judgments to the U.S. Court of Appeals for the Federal Circuit. Nine and TCO filed their respective opening appellate briefs in late 2024, and we filed our responses in early 2025. Oral argument is currently scheduled for March 2026. As the decisions are subject to appeal, we have not recorded any potential gain contingencies associated with these matters in the accompanying consolidated statements of operations.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with GAAP, we accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated. Our legal contingencies may increase or decrease, on a matter-by-matter basis, to account for future developments. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred. Although the outcome of any legal proceeding cannot be predicted with any certainty, our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to each matter.

Other

NCS entered into a collaborative arrangement with the University of Texas at Austin, in conjunction with other partners, to perform research and develop equipment for use in high temperature geothermal wells. The sponsor of this research through the university is the U.S. Department of Energy. NCS expects to receive net funding of $1.7 million under this arrangement over a period of three years, reflecting approximately 80% of the Company's total expected project expenditures. No new intellectual property is expected to result from this arrangement. No significant costs or reimbursements have been recorded as of December 31, 2025. Any income earned under this arrangement will be recorded as other income, net in the consolidated statement of operations.

In December 2024, NCS liquidated a $1.3 million company-owned life insurance policy, and distributed the proceeds to participants, with no remaining liability. See proceeds from company-owned life insurance policy in the consolidated statement of cash flows for the year ended December 31, 2024.

Note 13. Stockholders’ Equity

Authorized and Outstanding Shares

As of December 31, 2025 and 2024, we had 11,250,000 shares of common stock authorized to be issued. As of December 31, 2025 and 2024, 2,545,535 and 2,507,430 shares of common stock were outstanding, respectively. As of December 31, 2025 and 2024, the number of our authorized shares of preferred stock included 10,000,000 shares, with none outstanding.

Voting

The holders of common stock are entitled to one vote for each share of common stock held.

Dividends

The holders of common stock are entitled to receive dividends as declared from time-to-time by our Board, to the extent permitted under the ABL Facility. No dividends were declared during the years ended December 31, 2025 and 2024.

Note 14. Share-Based Compensation

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

The 2017 Plan provides for awards of stock options, stock appreciation rights, restricted stock awards, RSUs, stock awards and performance awards. Awards under the 2017 Plan may be granted to any employee, non-employee director, consultant or other personal service provider of NCS. The 2017 Plan is administered by a plan administrator, which is the Compensation, Nominating and Governance Committee or such other committee of the Board or the Board as a whole, in each case as determined by the Board. The maximum aggregate number of shares available to be issued under the 2017 Plan is 876,626 shares. As of December 31, 2025, the total number of shares available for future issuance under the 2017 Plan is 281,854 shares.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the nonemployee members of our Board generally vest on or around the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

The following table summarizes RSU activity during the year ended  December 31, 2025:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	72,100	$25.44
Granted	81,188	25.13
Vested	(57,746)	25.60
Forfeited	(7,251)	27.93
Non-vested at December 31, 2025	88,291	$25.10

The total value of RSUs that vested and were released was $1.4 million and $1.3 million during the years ended December 31, 2025 and 2024. For 2025 and 2024, the income tax benefit recognized for RSUs was $0.3 million and $0.2 million, respectively. As of December 31, 2025, there was $1.1 million of total unrecognized compensation cost related to RSUs, which we expect to recognize over a weighted average period of one year, and there are 53,488 vested RSUs that have not been released.

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

The following table summarizes ESU activity during the year ended  December 31, 2025:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	277,728	$18.88
Granted	55,154	25.41
Vested	(113,553)	21.66
Forfeited	(22,805)	19.97
Non-vested at December 31, 2025	196,524	$18.99

During the years ended December 31, 2025 and 2024, we paid $3.1 million and $1.0 million, respectively, upon settlement of the ESUs. As of December 31, 2025, the total liability for ESUs was $3.0 million.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Unit Awards

PSUs are granted to certain executives and provide for the recipients to receive a grant of shares of common stock based upon the achievement of certain performance goals over a specified period established by the Compensation, Nominating, and Governance Committee. The number of PSUs ultimately issued is dependent upon our total shareholder return relative to our performance peer group (“relative TSR”) over a three-year performance period. Each PSU associated with the March 2025 and March 2024 awards will settle for between zero and 1.25 shares of our common stock in the first quarter of 2028 and 2027, respectively. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) or greater earns 125% of the target PSUs. For the PSUs granted in March 2023 and November 2022, each PSU will settle for between zero and two shares of our common stock. The threshold performance level (25th percentile relative TSR) starts to earn PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (90th percentile relative TSR) or greater earns 200% of the target PSUs.

The outstanding PSUs grant date fair values were measured using a Monte Carlo simulation with the following assumptions and the resulting weighted-average grant date fair value per share:

	March 2025	March 2024	March 2023	November 2022
Grant date	March 4, 2025	March 7, 2024	March 2, 2023	November 1, 2022
Performance period	January 1, 2025 to December 31, 2027	January 1, 2024 to December 31, 2026	January 1, 2023 to December 31, 2025	January 1, 2023 to December 31, 2025
Volatility	51.8%	63.5%	75.2%	95.6%
Risk-free interest rate	3.9%	4.3%	4.6%	4.4%
Expected dividends	—%	—%	—%	—%
Grant date price	$24.54	$15.35	$24.49	$30.50
Weighted-average fair value per share	$24.29	$15.27	$36.02	$49.52

The following table summarizes PSU activity during the year ended  December 31, 2025:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	93,061	$26.87
Granted	32,507	24.29
Vested (1)	(36,904)	44.52
Forfeited	—	—
Non-vested at December 31, 2025	88,664	$18.58

(1)

The conditions for the November 2022 and March 2023 PSU grants were satisfied based on our total shareholder return performance. As a result, these awards will vest above the base number of units reflected in the table above and will be released in March 2026.

As of December 31, 2025, there was $0.9 million of total unrecognized compensation cost related to PSUs, which we expect to recognize over a weighted average period of one year.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes stock option activity during the year ended  December 31, 2025:

	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	2,292	$249.42	1.40
Expired during the year	(769)	236.40
Outstanding at December 31, 2025	1,523	$255.99	0.91
Exercisable as of December 31, 2025	1,523	$255.99	0.91

Aggregate intrinsic value represents the difference between our estimated fair value of common stock and the exercise price of outstanding in the money options. As of December 31, 2025, we had no outstanding in the money options and no outstanding and exercisable aggregate intrinsic values. No options were exercised during the years ended December 31, 2025 and 2024.

Total Share Based Compensation Expense

The following table summarizes share-based compensation expense recognized in SG&A expense in our consolidated statements of operations and our related tax benefit for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Year Ended December 31,
	2025	2024
Restricted stock units	$1,486	$1,631
Equivalent stock units	3,699	2,466
Performance stock unit awards	1,020	1,116
Total share-based compensation expense	$6,205	$5,213
Related income tax benefit	$652	$322

Note 15. Employee Benefit Plan

We maintain a U.S. 401(k) plan as well as the former ResMetrics 401(k) plan, which is being merged into the U.S. plan effective January 1, 2026. Under the terms of the U.S. 401(k) plan, we match 100% of up to the first 3% of eligible compensation an employee contributes and 50% of up to the next 2% of eligible compensation contributed. The ResMetrics 401(k) plan allows for discretionary matching contributions and a profit share provision, whereby all employer contributions are subject to a three-year vesting provision (0% until three years of service is attained, then 100% vested thereafter). Upon merger into the U.S. 401(k) plan, the provisions of the ResMetrics plan will no longer apply and the combined plan will retain the terms and provisions of the current U.S. 401(k) plan. Similarly, our Canadian employees are eligible to participate in the Group Registered Retirement Savings Program where NCS matches 100% of up to 4% of eligible compensation that an employee contributes. All eligible employees may make tax deferred contributions to the plan. Contributions made on behalf of Canadian employees by NCS are taxable income to the employee and may not exceed the Canadian Revenue Agency’s deduction limit for the given year.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, Repeat Precision, maintains a simple IRA plan for eligible employees who may contribute a percentage of their compensation subject to a maximum imposed by the Internal Revenue Code, with Repeat Precision making a matching contribution of up to 3% of the eligible compensation an employee contributes.

Our contributions to all of these benefit plans were $1.1 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

Note 16. Leases

Supplemental balance sheet information related to leases are as follows (in thousands):

		December 31,	December 31,
Leases	Consolidated Balance Sheet Classification	2025	2024
Assets
Operating (1)	Operating lease assets	$4,817	$5,911
Finance (2)	Property and equipment, net	7,145	7,721
Total leased right-of-use assets		$11,962	$13,632

Liabilities
Current
Operating (1)	Operating lease liabilities	$1,587	$1,602
Finance	Current maturities of long-term debt	2,385	2,141

Noncurrent
Operating (1)	Operating lease liabilities, long-term	3,716	4,891
Finance	Long-term debt, less current maturities	5,259	6,001
Total lease liabilities		$12,947	$14,635

(1)

During the year ended December 31, 2025, we renewed a third-party warehouse lease in Norway for a three-year term, entered an office and warehouse space lease in Argentina for a two-year term, and Repeat Precision entered a commercial office and warehouse space in Pittsburgh, Pennsylvania, with a term of 67 months. These operating leases resulted in ROU assets and corresponding lease liabilities of $0.4 million. During the year ended December 31, 2024, Repeat Precision entered into a new six-year operating lease for an existing manufacturing plant in Ojinaga, Mexico, with a three-year renewal option, for which we recorded an operating lease ROU asset and corresponding liability of $2.3 million. NCS also entered into an operating lease for a sales and service facility in Oklahoma City, Oklahoma, with a term of 62 months, and recorded a ROU asset and corresponding liability of $0.3 million. In addition, NCS entered into an operating lease to reduce square footage for a sales and administrative office in downtown Calgary, with a term of 72 months, and recorded a ROU asset and leasehold improvement and corresponding liability of $0.5 million.

(2)	Finance lease right-of-use assets are presented net of accumulated amortization of $7.4 million and $6.0 million as of December 31, 2025 and 2024, respectively.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense are as follows (in thousands):

		Year Ended December 31,
	Consolidated Statements of Operations
Lease Cost	Classification	2025	2024
Finance lease cost
Amortization of right-of-use assets	Depreciation	$2,392	$2,140
Interest on lease liabilities	Interest expense, net	560	553
Operating lease cost	Cost of sales; Selling, general and administrative expenses	1,562	1,420
Short-term lease cost	Cost of sales; Selling, general and administrative expenses	744	866
Total lease cost		$5,258	$4,979

Total operating lease expense included in the consolidated statements of operations was $2.3 million for each of the years ended December 31, 2025 and 2024.

Supplemental cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Disclosures	2025	2024
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$2,056	$1,769
Operating cash flows from finance leases	560	553

	December 31,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	4.6	5.1
Finance leases	3.4	4.0
Weighted-average discount rate
Operating leases	4.7%	4.7%
Finance leases	6.1%	5.9%

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$1,914	$2,779
2027	1,522	2,219
2028	830	1,703
2029	570	1,201
2030	498	450
Thereafter	1,022	146
Total lease payments	$6,356	$8,498
Less: interest	(1,053)	(854)
Present value of lease liabilities	$5,303	$7,644

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes

The (benefit) provision from income taxes consists of the following for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Current tax expense
U.S. Federal	$544	$348
State	52	44
Foreign	1,152	104
Total current	1,748	496
Deferred tax (benefit) expense
U.S. Federal	$(9,506)	$142
State	(652)	(69)
Foreign	(807)	(453)
Total deferred	(10,965)	(380)
Total income taxes	$(9,217)	$116

The following is the domestic and foreign components of our income before income taxes for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
U.S. Federal	$10,622	$12,706
Foreign	6,198	(4,452)
Income before income tax	$16,820	$8,254

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
PTBI from continuing operations	$16,820		$8,254

U.S. Federal Statutory Tax Rate	3,532	21.0%	1,733	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(596)	(3.5)%	(34)	(0.4)%

Foreign Tax Effects
Canada
Nondeductible expenses	(64)	(0.4)%	78	1.0%
Research and development tax credits	(196)	(1.2)%	(297)	(3.6)%
Changes in valuation allowances	(3,498)	(20.8)%	174	2.1%
Prior period adjustment - transfer pricing	1,101	6.5%	835	10.1%
Foreign rate differential	300	1.8%	16	0.2%
Other	—	-%	(5)	(0.1)%
Norway
Nondeductible expenses
Transfer pricing adjustment	(46)	(0.3)%	194	2.4%
Other nondeductible expenses	(5)	-%	8	0.1%
Other	14	0.1%	(17)	(0.2)%
Mexico
Nondeductible expenses
Unrecognized FX gain loss	381	2.3%	(202)	(2.4)%
Other nondeductible expenses	530	3.2%	(31)	(0.4)%
Foreign rate differential	224	1.3%	(30)	(0.4)%
Other	146	0.9%	(30)	(0.4)%
Argentina
Changes in valuation allowances	7	-%	(117)	(1.4)%
Foreign rate differential	(5)	-	16	0.2%
Other	34	0.2%	87	1.1%
Saudi Arabia
Foreign withholding taxes	393	2.3%	180	2.2%
Other	(83)	(0.5)%	(38)	(0.5)%
Oman
Foreign withholding taxes	72	0.4%	138	1.7%
Other	(15)	(0.1)%	(31)	(0.4)%
Other foreign jurisdictions	84	0.5%	1	-%

Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	-%	—	-%

Effect of Cross-Border Tax Laws
Global intangible low-taxed income inclusion and section 250 deduction	1,269	7.5%	(205)	(2.5)%
Deductible foreign taxes	(54)	(0.3)%	(7)	(0.1)%
Foreign branch income (loss) - Norway	86	0.6%	(155)	(1.9)%
Foreign branch income - United Kingdom	107	0.6%	—	-%

Tax Credits
Research and development tax credits	(40)	(0.2)%	(66)	(0.8)%

Changes in Valuation Allowances	(11,063)	(65.8)%	(2,103)	(25.5)%

Nontaxable or Nondeductible Items
Stock-based compensation	288	1.7%	615	7.5%
Other	165	1.0%	121	1.5%

Changes in Unrecognized Tax Benefits	(26)	(0.2)%	(13)	(0.2)%

Other Adjustments
Prior period adjustment - transfer pricing	(1,101)	(6.5)%	(840)	(10.2)%
Non-controlling interest gain/loss	(1,158)	(6.9)%	141	1.7%
Total	$(9,217)	(54.8)%	$116	1.4%

(1)	State taxes in Texas and Oklahoma contributed to the majority of the tax effect in this category.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded a tax (benefit) expense of $(9.2) million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. The income tax (benefit) expense for the years ended December 31, 2025 and 2024 primarily relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. The income tax provision for the year ended December 31, 2024, did not include the effects of losses within the United States, Canada, or other jurisdictions, as we determined at that time, these losses would provide no future benefit. However, during the year ended December 31, 2025, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S. operating subsidiaries due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income that are sufficient to realize the remaining deferred tax assets. During 2025, the valuation allowance decreased $15.3 million, reflecting utilization of NOLs and normal reversal of temporary differences due to timing, as well as discrete reversals in Canada and the United States of $1.6 million and $9.9 million, respectively. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods. For the years ended December 31, 2025 and 2024, due to the impact and reversal of the valuation allowances on tax expense, significant variations exist in the customary relationship between income tax expense and pretax book income.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets
Accruals not currently deductible	$2,291	$2,546
Depreciation and amortization	6,737	7,760
R&D credits	796	1,208
Tax loss carryforward	901	2,113
Other	1,690	2,620
	12,415	16,247
Valuation allowance for deferred tax assets	(774)	(16,009)
Total deferred tax assets	11,641	238
Deferred tax liabilities
Foreign currency translation	(386)	—
Total deferred tax liabilities	(386)	—
Net deferred tax assets (liabilities)	$11,255	$238

The above are included in the accompanying consolidated balance sheet as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred income tax assets—noncurrent	$11,653	$424
Deferred income tax liabilities—noncurrent	(398)	(186)
Net deferred tax assets (liabilities)	$11,255	$238

Our valuation allowance for deferred tax assets totaled $0.8 million and $16.0 million as of December 31, 2025 and 2024, respectively, and is primarily related to the United States and Canada. A valuation allowance has been provided for $0.4 million and $12.2 million against U.S. deferred tax assets as of December 31, 2025 and 2024, respectively. Also, a valuation allowance has been provided for $0.3 million and $3.7 million against Canadian deferred tax assets as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, we have U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $1.8 million and $4.3 million, respectively. Of these amounts, $1.8 million and $1.9 million, respectively, do not expire, and the remaining $2.4 million of state NOLs expire between 2037 and 2044. We have U.S. federal foreign tax credits of approximately $0.4 million, which expire between 2027 and 2028. However, due to the unlikelihood of future utilization under the foreign tax credit rules, the valuation allowance continues to be maintained.

As of December 31, 2025, we have Canadian capital NOL carryforwards of approximately $1.3 million. The capital NOLs do not expire. However, given the unlikelihood of future utilization due to the requirements of needing income capital in nature, the valuation allowance remains. We have Canadian Scientific Research and Experimental Development (“SR&ED”) credit carryforwards of approximately $0.6 million, which expire between 2044 and 2045.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., containing several changes to U.S. federal tax law and other regulatory provisions. We evaluated the impact of the legislation and determined there was no significant impact on our effective tax rate, cash tax and financial statements.

As of December 31, 2025 and 2024, there were no material amounts that had been accrued with respect to uncertain tax positions. See Canada Revenue Agency Reassessment below for further discussion. We believe there are no tax positions taken or expected to be taken as of December 31, 2025 and 2024 that would significantly increase or decrease unrecognized tax benefits within the next twelve months following the balance sheet date. We file income tax returns in the United States, Canada and various state and foreign jurisdictions. Our U.S. income tax returns for 2022 and subsequent years remain open for examination and our Canadian income tax returns for 2021 and subsequent years remain open for examination.

Cash payments of U.S. federal, state, and foreign income taxes, net of refunds, were as below (in thousands):

	December 31,	December 31,
	2025	2024
U.S. Federal	$340	$80

U.S. State and Local
Texas	48	15
Other	11	5

Foreign
Argentina	32	51
Canada	247	—
Mexico	397	102
Norway	38	32
Oman	105	97
Saudi Arabia	393	48
Other	1	1
Total cash payments (refunds)	$1,612	$431

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canada Revenue Agency Reassessment

We are routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge tax positions taken by us and our interpretation of the tax laws in specific jurisdictions.

On January 27, 2026, our Canadian subsidiary, NCS Multistage Inc. (“NCS Canada”), received a Notice of Reassessment (“NOR”) from the Canada Revenue Agency (“CRA”) for approximately $13.5 million (CAD $18.6 million), relating to the taxation years ended November 30, 2017, December 31, 2019, December 31, 2022, and December 31, 2023, including approximately $10.8 million (CAD $14.9 million) in income taxes, and approximately $2.7 million (CAD $3.7 million) in interest and penalties. The CRA disallowed certain business expenses of NCS Canada, including expenses subject to transfer pricing adjustments that are supported by annual third-party transfer pricing studies, as not deductible for income tax purposes in tax years 2022 and 2023, and further asserted that taxable income should be adjusted in those tax years and other years subject to carryback adjustments.

We plan to object to the NOR and have engaged external advisors, as we believe our tax positions are supportable under applicable Canadian tax laws, and we intend to pursue all available administrative and judicial remedies necessary to resolve this matter. Accordingly, NCS Canada expects to file a Notice of Objection with the CRA no later than April 2026.

As of December 31, 2025, we have not recorded a liability related to this matter in the consolidated financial statements in accordance with treatment prescribed for uncertain tax positions under ASC 740, “Income Taxes,”, as we believe it is more likely than not that our tax filing positions will ultimately be sustained. We cannot predict the ultimate outcome of this matter and the final disposition of any appeals, which could take years to resolve. If we are unable to successfully defend our tax positions with the CRA, we may be required to record additional tax liability and record tax expense, as well as penalty and interest. However, it is likely that NCS Canada will be required to make a cash deposit of approximately 50% of the assessed amount while the appeals process is underway. Any cash deposit would be recorded as a long-term asset on the consolidated balance sheet, with an immaterial impact on net income.

Note 18. Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per common share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Numerator
Net income	$26,037	$8,138
Less: income attributable to non-controlling interest	2,289	1,545
Net income attributable to NCS Multistage Holdings, Inc.	$23,748	$6,593

Denominator
Basic weighted average number of shares	2,589	2,539
Dilutive effect of other equity awards	157	51
Diluted weighted average number of shares	2,746	2,590

Earnings per common share
Basic	$9.17	$2.60
Diluted	$8.65	$2.55

Potentially dilutive securities excluded as anti-dilutive	2	48

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2025.

In addition, since we are a non-accelerated filer, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting as long as we remain a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended  December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to our employees, officers and directors, and all subsidiaries and entities controlled by us. A copy of the code is available in the “Corporate Governance” section of the “Investors” page of our website located at https://ir.ncsmultistage.com. Any amendments to or waivers from our code for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be disclosed on our Internet website promptly following the date of such amendment or waiver.

The other information required by this Item will be included in the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information relating to the number of shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2025, including the 2017 Plan, the 2012 Plan, and the Employee Stock Purchase Plan (the “ESPP”):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans
Approved by stockholders	315,853	$255.99	368,270
Not approved by stockholders	—	$—	—

(1)

Includes common stock underlying shares to be issued in connection with vested RSUs subject to delayed settlement. Also, includes common stock underlying outstanding PSUs, stock options and RSUs. The number of shares subject to outstanding PSUs is based on the number of shares expected to be delivered for each award based on the performance metrics met at the end of the reporting period.

(2)	RSUs and PSUs are excluded when determining the weighted-average exercise price.
(3)	Includes 86,416 shares remaining available for issuance under the ESPP, which was suspended for future offering periods beginning on July 1, 2019.

The other information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

	10.2	Amended Credit Agreement, dated as of April 16, 2024, by and among NCS Multistage Holdings, Inc., Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., and the other loan parties thereto and JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38071) filed on May 2, 2024).
†	10.3	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement (File No. 001-38071) filed on April 8,2025).
†	10.4

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

†	10.7	Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2023).
†	10.8

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

	19.1	Insider Trading Policy, dated October 30, 2024 (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-38071) filed on March 10, 2025).
*	21.1	List of subsidiaries of the Company.
*	23.1	Consent of Grant Thornton LLP.
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: March 5, 2026	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2026.

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