Form 10-Q
period 2026-03-31
NCS Multistage Holdings, Inc.
filed 2026-04-30
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, there were 2,624,523 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$34,458	$36,725
Accounts receivable—trade, net	35,798	40,507
Inventories, net	40,780	39,011
Prepaid expenses and other current assets	1,698	2,031
Other current receivables	4,258	3,644
Total current assets	116,992	121,918
Noncurrent assets
Property and equipment, net	19,266	19,849
Goodwill	16,387	16,387
Identifiable intangibles, net	5,686	5,989
Operating lease assets	4,472	4,817
Deposits and other assets	524	586
Deferred income taxes, net	11,256	11,653
Total noncurrent assets	57,591	59,281
Total assets	$174,583	$181,199
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$10,567	$8,517
Accrued expenses	4,882	9,461
Income taxes payable	969	1,151
Operating lease liabilities	1,534	1,587
Contingent purchase consideration	—	1,250
Current maturities of long-term debt	2,291	2,385
Other current liabilities	1,635	4,175
Total current liabilities	21,878	28,526
Noncurrent liabilities
Long-term debt, less current maturities	4,909	5,259
Operating lease liabilities, long-term	3,385	3,716
Other long-term liabilities	200	202
Deferred income taxes, net	407	398
Total noncurrent liabilities	8,901	9,575
Total liabilities	30,779	38,101
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,719,733 shares issued and 2,624,523 shares outstanding at March 31, 2026 and 2,613,603 shares issued and 2,545,535 shares outstanding at December 31, 2025	27	26
Additional paid-in capital	450,379	449,890
Accumulated other comprehensive loss	(86,583)	(86,132)
Retained deficit	(235,647)	(235,276)
Treasury stock, at cost, 95,210 shares at March 31, 2026 and 68,068 shares at December 31, 2025	(3,343)	(2,269)
Total stockholders' equity	124,833	126,239
Non-controlling interest	18,971	16,859
Total equity	143,804	143,098
Total liabilities and stockholders' equity	$174,583	$181,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Product sales	$32,583	$35,066
Services	13,054	14,939
Total revenues	45,637	50,005
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,729	20,352
Cost of services, exclusive of depreciation and amortization expense shown below	7,737	7,798
Total cost of sales, exclusive of depreciation and amortization expense shown below	27,466	28,150
Selling, general and administrative expenses	15,728	16,195
Depreciation	1,293	1,204
Amortization	302	167
Income from operations	848	4,289
Other income (expense)
Interest expense, net	(26)	(42)
Other income, net	1,863	883
Foreign currency exchange loss, net	(110)	(3)
Total other income	1,727	838
Income before income tax	2,575	5,127
Income tax expense	834	673
Net income	1,741	4,454
Net income attributable to non-controlling interest	2,112	398
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(371)	$4,056
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.14)	$1.58
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(0.14)	$1.51
Weighted average common shares outstanding
Basic	2,629	2,568
Diluted	2,629	2,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$1,741	$4,454
Foreign currency translation adjustments, net of tax of $0	(451)	(11)
Comprehensive income	1,290	4,443
Less: Comprehensive income attributable to non-controlling interest	2,112	398
Comprehensive (loss) income attributable to NCS Multistage Holdings, Inc.	$(822)	$4,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2025	—	$—	2,613,603	$26	$449,890	$(86,132)	$(235,276)	(68,068)	$(2,269)	$16,859	$143,098
Share-based compensation	—	—	—	—	490	—	—	—	—	—	490
Net (loss) income	—	—	—	—	—	—	(371)	—	—	2,112	1,741
Vesting of restricted stock	—	—	106,130	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(27,142)	(1,074)	—	(1,074)
Currency translation adjustment	—	—	—	—	—	(451)	—	—	—	—	(451)
Balances as of March 31, 2026	—	$—	2,719,733	$27	$450,379	$(86,583)	$(235,647)	(95,210)	$(3,343)	$18,971	$143,804

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2024	—	$—	2,563,979	$26	$447,384	$(87,604)	$(259,024)	(56,549)	$(1,943)	$17,270	$116,109
Share-based compensation	—	—	—	—	552	—	—	—	—	—	552
Net income	—	—	—	—	—	—	4,056	—	—	398	4,454
Vesting of restricted stock	—	—	43,383	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,964)	(268)	—	(268)
Currency translation adjustment	—	—	—	—	—	(11)	—	—	—	—	(11)
Balances as of March 31, 2025	—	$—	2,607,362	$26	$447,936	$(87,615)	$(254,968)	(66,513)	$(2,211)	$17,668	$120,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$1,741	$4,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,595	1,371
Amortization of deferred loan costs	62	52
Share-based compensation	1,227	1,445
Provision for inventory obsolescence	(22)	(35)
Deferred income tax expense	377	1
Gain on sale of property and equipment	(47)	(36)
Provision for credit losses	—	42
Net foreign currency unrealized loss (gain)	183	(849)
Changes in operating assets and liabilities:
Accounts receivable—trade	4,524	(6,978)
Inventories, net	(1,999)	200
Prepaid expenses and other assets	238	890
Accounts payable—trade	1,963	3,742
Accrued expenses	(4,560)	(3,003)
Other liabilities	(3,727)	(3,273)
Income taxes receivable/payable	(275)	332
Net cash provided by (used in) operating activities	1,280	(1,645)
Cash flows from investing activities
Purchases of property and equipment	(591)	(464)
Purchase and development of software and technology	(48)	—
Proceeds from sales of property and equipment	80	13
Net cash used in investing activities	(559)	(451)
Cash flows from financing activities
Payments on finance leases	(613)	(522)
Line of credit borrowings	1,970	1,963
Payments of line of credit borrowings	(1,970)	(1,963)
Payment of contingent consideration	(1,250)	—
Treasury shares withheld	(1,074)	(268)
Net cash used in financing activities	(2,937)	(790)
Effect of exchange rate changes on cash and cash equivalents	(51)	3
Net change in cash and cash equivalents	(2,267)	(2,883)
Cash and cash equivalents beginning of period	36,725	25,880
Cash and cash equivalents end of period	$34,458	$22,997
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$215	$—
Assets obtained in exchange for new operating lease liabilities	$67	$244

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Nature of Business

NCS Multistage Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries and subsidiaries for which it has a controlling voting interest (collectively referred to as the “Company,” “NCS,” “we,” “our” and “us”), is primarily engaged in providing engineered products and support services for oil and natural gas well construction, well completion and field development strategies. We offer our products and services primarily to exploration and production (“E&P”) companies for use both in onshore and offshore wells. We operate through service facilities principally located in Houston and Odessa, Texas; Tulsa and Oklahoma City, Oklahoma; Calgary, Red Deer, Grande Prairie and Estevan, Canada; Neuquén, Argentina; Aberdeen, United Kingdom and Stavanger, Norway.

Basis of Presentation

Our accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). We consolidate Repeat Precision, LLC and its subsidiary (“Repeat Precision”), an entity in which we own a 50% interest and have a controlling voting interest, operating in the United States and Mexico. The other party’s 50% ownership interest is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Acquisition

On July 31, 2025, we acquired 100% of the equity interests of Reservoir Metrics, LLC, and its related entities (“ResMetrics”), a provider of tracer diagnostics services, for $7.1 million, on a cash-free, debt-free basis. Purchase consideration consisted of $5.8 million in cash, including a working capital adjustment, $0.3 million of debt assumed and a $1.1 million initial estimate of contingent consideration, payable solely depending on changes in international trade tariffs for certain chemical imports from the date of acquisition through the measurement date of  December 31, 2025. We remeasured the contingent consideration and increased this liability to $1.3 million, presented separately on the accompanying balance sheet, and recognized the change in fair value of the contingent consideration as an expense of $0.2 million during the fourth quarter of 2025. The contingent consideration was paid in January 2026. We believe the purchase of ResMetrics further expands and complements our existing tracer diagnostics offerings.

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date. Goodwill was calculated as the excess of consideration transferred over the fair value of the net assets recognized. The fair value of the assets and liabilities of ResMetrics were determined utilizing a third-party valuation for certain long-term assets and intangibles, as well as various estimates and assumptions that we deemed reasonable based on available information. The purchase price allocation was finalized during the first quarter of 2026. We recognized goodwill of $1.2 million associated with this transaction, which we expect to be fully deductible for income tax purposes.

Total acquisition costs associated with the ResMetrics acquisition was $0.2 million during 2025, of which $0.1 million was incurred during the three months ended March 31, 2025 and is included as general and administrative expense in the accompanying condensed consolidated statement of operations.

The following table presents the purchase price allocation as of the acquisition date for the ResMetrics business combination (in thousands):

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

Definite-lived intangible assets acquired were $3.2 million, primarily associated with customer relationships. The intangible assets are amortized on a straight-line basis over the estimated useful lives of approximately six years, resulting in amortization expense of $0.1 million for the three months ended March 31, 2026.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ResMetrics contributed revenue and loss before tax of $1.8 million and $(0.2) million, respectively, to our consolidated results for the three months ended March 31, 2026. We have prepared unaudited pro forma information, as if the acquisition occurred on January 1, 2025, based on available information and certain assumptions we believe are reasonable, including: (i) adjustments for depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) accounting policy conforming changes, (iii) elimination of interest income that could have been earned on invested cash associated with the purchase price, (iv) tax effect on earnings of ResMetrics and pro forma adjustments assuming a statutory rate of 21%, and (v) other adjustments deemed appropriate. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the ResMetrics acquisition taken place on January 1, 2025; furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our unaudited selected financial information on a pro forma basis (in thousands):

Pro Forma
Three Months Ended
March 31,
2025
Revenue	$52,446
Net income attributable to NCS Multistage Holdings, Inc.	$4,072

Note 3.  Segment and Geographic Information

We sell complementary products and services largely to E&P customers in the oil and gas industry, through one reportable segment, as more fully described in our Annual Report, “Note 4. Segment and Geographic Information.” We manage our activities on a consolidated basis applying qualitative factors including the nature of the products and services, the nature and commonality of production processes, a shared customer base primarily in North America, the scope of geographic operations and a common industry and regulatory environment. Our chief operating decision maker (“CODM”) is the Chief Executive Officer.

We evaluate our performance on a consolidated basis by reviewing key income statement items such as revenue, gross margin, and net income, as well as other specific balance sheet and cash flow items; comparing certain key financial figures to financial guidance; and evaluating our share price performance and estimated trading multiple relative to selected peers.

Our CODM utilizes the GAAP measures of net income and cash flow from operations as primary measures of profitability and cash flow, respectively, as well as secondary non-GAAP measures of Adjusted EBITDA and free cash flow (cash flow from operations less capital expenditures). The CODM assesses performance using these measures, and he decides how to allocate resources (including capital expenditures, financial resources and employees) through an integrated annual budget and more frequent forecasting processes, with the annual budget subject to approval by our Board of Directors (“Board”). The CODM allocates resources in a manner that he believes will maximize value for the consolidated corporate entity and its stockholders. The CODM considers variances from actual to budget, our most recent estimate and the prior year on a monthly basis when making decisions about the allocation of operating and capital resources. The CODM also regularly reviews consolidated cash flow, as well as the non-GAAP measure of free cash flow. The CODM assesses business performance consistent with the presentation on our consolidated financial statements supplemented with a review of certain significant selling, general and administrative (“SG&A”) expense categories. Such expenses are reviewed on a with and without basis for business combinations, until fully integrated into actual results for all periods presented.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes significant SG&A expenses that are reviewed by the CODM but are not separately presented on our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Payroll and employee benefits	$9,632	$9,952
Share-based compensation	1,227	1,445
Professional services	2,165	2,202
Insurance	582	491
Software and hardware	587	575
Other	1,535	1,530
Total SG&A	$15,728	$16,195

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended
	March 31,
	2026	2025
United States
Product sales	$14,209	$6,867
Services	4,931	2,505
Total United States	19,140	9,372
Canada
Product sales	16,164	26,843
Services	7,047	10,875
Total Canada	23,211	37,718
Other Countries
Product sales	2,210	1,356
Services	1,076	1,559
Total other countries	3,286	2,915
Total
Product sales	32,583	35,066
Services	13,054	14,939
Total revenues	$45,637	$50,005

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets, net) by geographic area (in thousands):

	March 31,	December 31,
	2026	2025
United States	$11,178	$11,789
Canada	9,164	9,448
Other Countries	3,396	3,429
Total	$23,738	$24,666

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

The following table presents the current contract liabilities as of  March 31, 2026 and  December 31, 2025 (in thousands):

Balance at December 31, 2025	$60
Additions	550
Revenue recognized	—
Balance at March 31, 2026	$610

We currently do not have any contract assets or non-current contract liabilities. Our contract liability as of March 31, 2026 and  December 31, 2025 is included in other current liabilities on the applicable condensed consolidated balance sheets. Our performance obligations for our product sales and services revenue are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. No revenue was recognized from the contract liability balance for the three months ended March 31, 2026 and 2025.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value to the customer of our performance to date.

Note 5.  Inventories, net

Inventories consist of the following as of March 31, 2026 and  December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$1,973	$2,060
Work in process	48	727
Finished goods	38,759	36,224
Total inventories, net	$40,780	$39,011

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Other Current Receivables

Other current receivables consist of the following as of March 31, 2026 and  December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Current income tax receivables	$2,184	$2,091
Employee receivables	88	211
Other receivables	1,986	1,342
Total other current receivables	$4,258	$3,644

Other receivables as of March 31, 2026 and  December 31, 2025, includes $1.1 million and $1.0 million, respectively, associated with probable and estimable royalties earned through license agreements but not yet received as of the balance sheet date.

Note 7.  Property and Equipment

Property and equipment by major asset class consist of the following as of March 31, 2026 and  December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Land	$1,554	$1,574
Building and improvements	7,208	7,314
Machinery and equipment	20,325	20,056
Computers and software	2,208	2,186
Furniture and fixtures	492	497
Vehicles	144	170
Right of use assets - finance leases	14,587	14,590
	46,518	46,387
Less: Accumulated depreciation and amortization	(27,727)	(26,749)
	18,791	19,638
Construction in progress	475	211
Property and equipment, net	$19,266	$19,849

The following table presents the depreciation expense associated with the respective income statement line items for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of sales
Cost of product sales	$550	$503
Cost of services	250	212
Selling, general and administrative expenses	493	489
Total depreciation	$1,293	$1,204

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three months ended March 31, 2026 and 2025, and accordingly no impairment loss has been recorded.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	March 31,	December 31,
	2026	2025
Gross value	$178,327	$177,162
Acquisition	—	1,165
Accumulated impairment	(161,940)	(161,940)
Net	$16,387	$16,387

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. We perform our impairment analysis at a reportable unit level, evaluated separately for Repeat Precision and for the remaining NCS business. During 2025, we recorded goodwill totaling $1.2 million associated with the ResMetrics acquisition, allocated to our tracer diagnostics services group within the NCS reportable unit. See “Note 2. Acquisition.” As of March 31, 2026, the only reporting units with remaining goodwill are the tracer diagnostics services group within the NCS reportable unit and Repeat Precision. We did not identify any triggering events that would indicate potential impairment for either of these units. No goodwill impairment has been recorded for the three months ended March 31, 2026 and 2025.

Identifiable intangibles by major asset class consist of the following (in thousands):

		March 31, 2026
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$4,063	$(1,454)	$2,609
Customer relationships	6 - 10	6,800	(4,059)	2,741
Trademarks	5	190	(25)	165
Non-compete agreements	5	197	(26)	171
Total identifiable intangibles		$11,250	$(5,564)	$5,686

		December 31, 2025
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$4,063	$(1,386)	$2,677
Customer relationships	6 - 10	6,800	(3,843)	2,957
Trademarks	5	190	(16)	174
Non-compete agreements	5	197	(16)	181
Total identifiable intangibles		$11,250	$(5,261)	$5,989

Total amortization expense, which is associated with SG&A expenses on the condensed consolidated statements of operations, was $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Prior to the acquisition of ResMetrics, our intangible assets were primarily attributable to Repeat Precision. However, the acquisition has contributed identifiable intangible assets to the tracer diagnostics services group within the NCS reportable unit. As of March 31, 2026 and 2025, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangible assets. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three months ended March 31, 2026 and 2025.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Accrued Expenses

Accrued expenses consist of the following as of March 31, 2026 and  December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued payroll and bonus	$3,628	$8,423
Property and franchise taxes accrual	336	386
Accrued other miscellaneous liabilities	918	652
Total accrued expenses	$4,882	$9,461

Accrued payroll and bonus includes an incentive bonus that is accrued throughout the year based on the Company’s operating performance, generally paid during the first quarter of the following year.

Note 10.  Debt

Our long-term debt consists of the following as of March 31, 2026 and  December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	7,200	7,644
Total debt	7,200	7,644
Less: current portion	(2,291)	(2,385)
Long-term debt	$4,909	$5,259

The estimated fair value of total debt as of March 31, 2026 and  December 31, 2025 was $6.5 million and $6.9 million, respectively. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

ABL Facility

In May 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”), where credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). In  April 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate. The ABL Facility is scheduled to mature in May 2027. We expect to renew the ABL Facility prior to the maturity date.

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, of which borrowing up to $10.0 million can be made in Canadian dollars and funding of $7.5 million can be available for letters of credit. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated based on eligible accounts receivable and inventory, provided such eligible balances cannot include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  March 31, 2026 was $18.5 million. As of March 31, 2026 and  December 31, 2025, we had no outstanding indebtedness under the ABL Facility. As of March 31, 2026 and December 31, 2025, we utilized letter of credit commitments of $0.2 million.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest at a rate equal to the benchmark plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate at March 31, 2026 was 6.1%. We incurred interest expense related to the ABL Facility, including commitment fees, of less than $0.1 million for each of the three months ended March 31, 2026 and 2025, respectively.

The obligations of the borrowers under the ABL Facility are guaranteed by NCSH and each of our U.S. and Canadian subsidiaries (other than Repeat Precision) and are secured by substantially all of the assets of NCSH and its subsidiaries, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of March 31, 2026, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and approximately $0.1 million associated with subsequent amendments, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three months ended March 31, 2026 and 2025, respectively, was included in interest expense, net.

Repeat Precision Promissory Note

In February 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note is a revolving credit facility that has been renewed annually and was most recently renewed in  May 2025 with an aggregate borrowing capacity of $2.5 million. The Repeat Precision Promissory Note is scheduled to mature in  May 2026 and bears interest at a variable interest rate equal to prime plus 1.00%. The applicable interest rate at March 31, 2026 was 7.8%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of March 31, 2026 and  December 31, 2025, there was no outstanding indebtedness under the promissory note and the available borrowing base was $2.5 million. Repeat Precision’s indebtedness is guaranteed by its subsidiary and is not guaranteed by NCSH or any other NCS entity.

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

In October 2025, the Court of Appeal found that the trial judge erred in construing Kobold’s patent claims and set aside the findings of infringement, the permanent injunction, and the costs award. The Court of Appeal remitted the case back to the trial court to reconsider whether Kobold's patent is invalid for double patenting (claiming the same invention in two different patents), with the redetermination hearing scheduled for September 2026. The Court of Appeal reduced the costs award from approximately $1.8 million to approximately $0.9 million and further indicated that if Kobold's patent is found invalid on remand, the costs award may be further reduced or eliminated. As a result of the reduced costs award, Kobold returned $0.9 million to NCS in November 2025.

While the Court of Appeal’s reasoning indicates that Kobold’s patent may be found invalid on remand, we cannot predict with certainty the outcome of the remand proceedings. If Kobold’s patent is ultimately upheld as valid and we are found to infringe, we may appeal the remand decision, and, if unsuccessful, damages would then be determined by the Canada Court, likely extending the resolution of this matter for one or more years after the remand decision. We would expect any damages awarded to be modest because of the relative ease and minimal cost incurred to implement changes to our product, with such changes resulting in no significant commercial impact to date. As of March 31, 2026, we believe a loss is reasonably possible but not probable, and any possible loss is not reasonably estimable.

●  In April 2020, Kobold filed a separate patent infringement lawsuit seeking unspecified damages against us in the Canada Court, alleging that our fracturing tools infringe their Canadian patents. In the summary judgment phase, we successfully had claims relating to some of our products dismissed. We believe we have strong arguments of invalidity and non-infringement as to all remaining claims in this matter. We expect the trial for this matter to be held in the fourth quarter of 2026.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Patent Matters

In connection with patent infringement claims we asserted regarding U.S. Patent No. 10,465,445 (“the ’445 Patent”), we received favorable jury verdicts against Nine Energy Services, Inc. (“Nine”) and TCO AS (“TCO”) in the Western District of Texas, Waco Division (“Waco District Court”). In January 2022, the jury awarded NCS approximately $0.5 million in damages against Nine, and in  August 2022, the jury awarded NCS approximately $1.9 million in damages against TCO. At subsequent hearings in December 2022 and May 2024, respectively, the Waco District Court awarded supplemental damages, interest, and costs, and ordered both Nine and TCO to pay ongoing royalties for their sales of infringing casing flotation devices for the life of the ’445 Patent. As of December 31, 2025, Nine and TCO have posted security totaling over $7.5 million to secure the judgments pending their appeal. Nine and TCO appealed their respective judgments to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). Nine and TCO filed their respective opening appellate briefs in late 2024, and we filed our responses in early 2025. Oral argument was held in March 2026, and decisions from the Federal Circuit remain pending. An adverse ruling could result in a remand, which may require us to retry the case or reassess our enforcement strategy. As the decisions are subject to appeal, we have not recorded any potential gain contingencies associated with these matters in the accompanying condensed consolidated statements of operations.

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

Note 12.  Share-Based Compensation

During the three months ended March 31, 2026, we granted 53,948 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $40.06. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the nonemployee members of our Board generally vest on or around the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the three months ended March 31, 2026, we granted 34,622 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $40.06. When ESUs are granted to employees, they are valued at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs are settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs granted to our employees generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board.

In addition, during the three months ended March 31, 2026, we granted 25,420 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2026 to December 31, 2028. The PSUs grant date fair value of $36.68 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued is dependent upon our total shareholder return (“TSR”) relative to our performance peer group (“relative TSR”) over a three-year performance period and is subject to an absolute TSR modifier, which may reduce or increase payouts based on whether our absolute TSR is above or below specified thresholds. Each PSU associated with the March 2026 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2029. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) earns 125% of the target PSUs.

Total share-based compensation expense for all awards was $1.2 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

Our effective tax rate (“ETR”) from continuing operations was 32.4% and 13.1% for the three months ended March 31, 2026 and 2025, respectively. The income tax expense for the three months ended March 31, 2026 and 2025 relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. The income tax provision for the three months ended March 31, 2025 did not include the effects of losses within the United States, Canada, or other jurisdictions, as we determined at that time those losses would provide no future benefit. However, during the second and fourth quarters of 2025, respectively, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S operating subsidiaries due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income sufficient to realize the remaining deferred tax assets. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods.

Canada Tax Reassessments

We are routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge tax positions taken by us and our interpretation of the tax laws in specific jurisdictions.

In January 2026, our Canadian subsidiary, NCS Multistage Inc. (“NCS Canada”), received a Notice of Reassessment (“NOR”) from the Canada Revenue Agency (“CRA”) for approximately CAD $18.6 million ($13.3 million USD, converted using the exchange rate as of March 31, 2026), relating to the taxation years ended November 30, 2017, December 31, 2019, December 31, 2022, and December 31, 2023. Subsequently, in April 2026, the CRA revised their reassessment to approximately CAD $19.3 million ($13.9 million USD), including approximately CAD $15.2 million ($10.9 million USD) in income taxes, and approximately CAD $4.1 million ($3.0 million USD) in interest and penalties. The CRA disallowed certain business expenses of NCS Canada as not deductible for income tax purposes in tax years 2022 and 2023, including what we would characterize as ordinary course operating expenses as well as expenses subject to transfer pricing adjustments that are supported by annual third-party transfer pricing studies. The CRA further asserted that taxable income should be adjusted in those tax years and in other years subject to carryback adjustments.

In March 2026, following the NOR described above, NCS Canada received a Notice of Reassessment for Corporate Income Tax from the Province of Alberta (“Alberta”) for the same matter resulting in an additional amount assessed of approximately CAD $7.9 million ($5.7 million USD), including approximately CAD $6.2 million ($4.5 million USD) in income taxes and approximately CAD $1.7 million ($1.2 million USD) in interest and penalties. Also, as the CRA revised its reassessment as discussed above, a corresponding revision for the Alberta reassessment may follow. The amounts assessed by the CRA and Alberta are each subject to change during the administrative review processes and may increase or decrease due to additional interest and penalties or further reassessment by the applicable taxing authority. These reassessments may also be extended to involve other NCS entities or taxation years.

We filed a Notice of Objection with the CRA in March 2026, with the assistance of external advisors, as we believe our tax positions are supportable under applicable Canadian tax laws. Prior to the Alberta deadline at the end of May, we will notify Alberta of the Notice of Objection we provided to the CRA. We intend to pursue all available administrative and judicial remedies necessary to resolve this matter.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, we have not recorded a liability related to the CRA NOR or the Alberta reassessment in the consolidated financial statements in accordance with treatment prescribed for uncertain tax positions under ASC 740, “Income Taxes,” as we believe it is more likely than not that our tax filing positions will ultimately be sustained. We cannot predict the ultimate outcome of this matter and the final disposition of any appeals, which could take years to resolve. If we are unable to successfully defend our tax positions with the CRA or Alberta, we may be required to record additional tax liability and record tax expense, as well as penalty and interest. Also, it is likely that NCS Canada will be required to make a cash deposit of approximately 50% of the CRA and Alberta assessed amounts while the appeals process is underway. Any cash deposits would be recorded as long-term assets on the condensed consolidated balance sheet, with an immaterial impact on net income.

Note 14.  (Loss) Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating (loss) earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator
Net income	$1,741	$4,454
Less: income attributable to non-controlling interest	2,112	398
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(371)	$4,056

Denominator
Basic weighted average number of shares	2,629	2,568
Dilutive effect of other equity awards	—	118
Diluted weighted average number of shares	2,629	2,686

(Loss) earnings per common share
Basic	$(0.14)	$1.58
Diluted	$(0.14)	$1.51

Potentially dilutive securities excluded as anti-dilutive	209	2

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

Overview and Outlook

We are a leading provider of highly engineered products and support services that facilitate the optimization of oil and natural gas well construction, well completion and field development strategies. We provide our products and services primarily to exploration and production (“E&P”) companies for use in onshore and offshore wells, predominantly those that have been drilled with horizontal laterals in both unconventional and conventional oil and natural gas formations. Our products and services are utilized in oil and natural gas basins throughout North America and in selected international markets, including the North Sea, the Middle East and Argentina. We provide our products and services to various customers, including large independent oil and natural gas companies and major oil companies.

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

On July 31, 2025, we acquired 100% of the equity interests of Reservoir Metrics, LLC, and its related entities (“ResMetrics”), a provider of tracer diagnostics services, for $7.1 million, on a cash-free, debt-free basis. The purchase consideration included $1.3 million of contingent consideration, which was paid in January 2026. The acquisition expands our tracer diagnostics capabilities and strengthens our service offerings.

Our products and services are primarily sold to North American E&P companies. Our ability to generate revenues from our products and services depends largely upon oil and natural gas drilling and completion activity in North America. Oil and natural gas drilling and completion activity is directly influenced by oil and natural gas prices.

Based on year-to-date E&P company drilling and completion activity, expected capital budgets for the remainder of 2026, and recent industry reports, we believe: (i) Canadian and U.S. activity levels will remain stable relative to 2025, as many North American E&P operators continue to emphasize capital discipline, conservative production growth targets, and returns-focused spending strategies despite elevated commodity prices; and (ii) overall spending in international markets is also expected to be stable relative to 2025. However, a prolonged conflict between the United States and Israel against Iran could keep commodity prices elevated, which could increase drilling and completion activity in Canada and the United States in the second half of 2026.

Oil and natural gas prices were volatile through 2025, a trend that continued into 2026. This volatility has been influenced by multiple factors, including trade tensions, the ongoing war between Russia and Ukraine, conflicts in the Middle East and U.S. involvement in Venezuela, including the recent and ongoing war involving the United States and Israel against Iran and associated disruptions and threats to commercial shipping in the Strait of Hormuz. Trade disruptions or any further escalation of these conflicts could intensify commodity price volatility. Also impacting commodity prices are adjustments in oil supply by OPEC+ countries, which began to phase out voluntary cuts in 2025, but recently, announced a flexible approach to future production adjustments in response to evolving market conditions and regional conflicts. See further discussion below on oil and natural gas pricing.

Our products and services face significant competitive pressures across all offerings, which has, and may continue to have, a negative impact on market share and operating margins for certain product lines. This competitive pressure constrains our ability to raise prices to offset rising costs, particularly during periods of higher cost inflation or periods affected by the uncertainty of escalating and de-escalating tariffs, with supply-chain costs impacted by the level of tariffs then in effect. While inflationary cost pressures moderated somewhat in prior years, the implementation of new tariffs, including steel and aluminum, and the continued threats of additional tariffs, have led to additional costs that we may not be able to recover through price increases.

In April 2025, and in the ensuing months thereafter, the U.S. Administration announced targeted tariff measures affecting multiple countries, many of which were substantial. Certain countries have since negotiated trade agreements with the United States, while others remain subject to elevated tariff rates, including baseline tariffs on imported goods and existing tariffs on steel and aluminum imposed under Section 232 of the Trade Expansion Act. These tariffs have increased our manufacturing costs, notably the cost of steel, and chemicals which are largely imported from China. Tariffs imposed by the U.S. Administration, or retaliatory tariffs imposed by other countries on goods imported from the United States could further increase our product costs—particularly tariffs affecting trade relations with Mexico, Canada, or China. Furthermore, U.S. tariffs on certain Canadian energy exports could reduce drilling and completion activity by our Canadian customers, potentially lowering demand for our products and services in that market. Goods covered by the United States-Mexico-Canada Agreement (“USMCA”) continue to be exempt from tariffs; however, ongoing trade tensions and the scheduled six-year joint review of the USMCA in July 2026 may result in amendments to the agreement, changes in interpretation or enforcement, or the implementation of additional measures that could affect USMCA-compliant goods. Our Repeat Precision joint venture provides manufacturing services for components used in our fracturing systems products in Mexico. We believe our supply chain in Mexico is currently compliant with the USMCA. We believe that products we ship from the United States to Canada are also compliant with the USMCA.

In February 2026, the U.S. Supreme Court issued a decision invalidating most tariffs imposed by the U.S. Administration under the International Emergency Economic Powers Act. However, following that decision, the U.S. Administration announced and implemented alternative tariff measures under other statutory authorities, including expanded and restructured tariffs on steel, aluminum, and related products, while continuing to signal a willingness to impose additional or modified tariffs in response to trade and national security considerations. As a result, uncertainty and volatility related to tariffs and trade policy remain elevated.

To counter inflationary pressures on the economy, central banks, including the U.S. Federal Reserve, raised benchmark interest rates several times prior to September 2024, actions typically intended to increase borrowing costs and moderate economic activity. Beginning in September 2024, the U.S. Federal Reserve began lowering rates, with additional reductions throughout 2025 amid improving inflation and decelerating employment data growth. During 2026, the Federal Reserve has held benchmark interest rates steady while continuing to assess incoming economic data, including developments related to inflation, labor market conditions, tariff-related cost pressures, and global geopolitical risks. The pace and timing of any future rate adjustments remain uncertain and will depend on economic conditions and the evolving outlook.

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile. The average WTI crude oil price increased in the first quarter of 2026 compared to the fourth quarter of 2025, largely attributable to the conflict in Iran and the significant supply disruptions. While incremental increases in oil supply from certain producing countries, including members of the Organization of the Petroleum Exporting Countries and certain other producing countries (collectively referred to as “OPEC+”), as well as some non-OPEC+ countries, provided modest supply support, these increases did not fully offset the scale of supply disruptions arising from geopolitical tensions, infrastructure risks, and transportation and logistical constraints.

Over the past several years, to address the uncertain outlook for the global economy and, specifically, the oil markets, and to reduce the potential for an oversupply of oil and gas inventory, members of OPEC+ agreed to several collective voluntary oil production reductions. Beginning in 2025, OPEC+ began a gradual phase out of these voluntary reductions, while maintaining its stated commitment to market stability and retaining flexibility to pause, adjust, or reverse production changes. In early 2026, OPEC+ announced a pause on planned production increases for the first quarter of 2026 and subsequently announced in March 2026 that it would resume the gradual unwinding of voluntary production cuts beginning in April 2026. Subsequent to March 31, 2026, in April 2026, the United Arab Emirates announced its intention to exit OPEC and OPEC+ effective May 1, 2026, which may add to uncertainty around future oil supply coordination. The pace and scope of further OPEC+ member adjustments remain dependent on evolving market conditions, geopolitical developments and broader economic indicators. In addition, continued geopolitical instability, including potential attacks on energy infrastructure or disruptions to international maritime routes, could contribute to further volatility in global oil markets.

Natural gas pricing continues to be volatile and has increased for the first quarter of 2026 to an average of $4.71 per MMBtu compared to an average of $3.73 per MMBtu for the fourth quarter of 2025. The increase during the first quarter of 2026 was primarily driven by periods of colder-than-expected weather early in the year, higher seasonal demand, and increased demand associated with strong U.S. liquefied natural gas exports, which are operating near available capacity. These price increases were partially offset by continued strong production growth and higher than expected surplus levels of natural gas in storage. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing due to regional basis differentials.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
3/31/2025	$71.78	$75.87	$4.14
6/30/2025	64.57	68.07	3.19
9/30/2025	65.78	69.03	3.03
12/31/2025	59.62	63.65	3.73
3/31/2026	72.74	80.72	4.71

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the first quarter of 2025, as provided by Baker Hughes Company. The quarterly changes are impacted by seasonality, particularly the effect of the spring break-up during the second quarter on the Canadian land rig count:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
3/31/2025	574	214	788
6/30/2025	559	127	686
9/30/2025	527	176	703
12/31/2025	530	185	715
3/31/2026	533	199	732

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. In the first quarter of 2026, the average U.S. land rig count was 533, a decline of 7% compared to the first quarter of 2025, but relatively stable compared to the fourth quarter of 2025. The average land rig count in Canada for the first quarter of 2026 was 7% lower compared to the same period in 2025. For the remainder of the year, we currently expect U.S. and Canadian rig counts and completion activity to remain relatively consistent with 2025 levels.

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

How We Generate Revenues

We derive our revenues from the sale of products and provision of services. Our products include fracturing systems and enhanced recovery systems, casing buoyancy systems, liner hanger systems and toe initiation sleeves, as well as composite and dissolvable frac plugs, setting tools, and perforating guns sold through Repeat Precision. Our services include fracturing systems field services and tracer diagnostics.

Product sales represented 71% and 70% of our revenues for the three months ended March 31, 2026 and 2025, respectively. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be fulfilled on negotiated terms. Services represented 29% and 30% of our revenues for the three months ended March 31, 2026 and 2025, respectively. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 51% and 75% for the three months ended March 31, 2026 and 2025, respectively. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and selling, general and administrative (“SG&A”) expenses.

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

Costs of Conducting our Business

Our cost of sales is comprised of expenses relating to the manufacture of our products in addition to the costs of our support services. Manufacturing cost of sales includes payments made to our suppliers for raw materials, such as steel, and payments made to machine shops for the manufacture of product components and finished assemblies and costs related to our employees that perform quality control analysis, assemble and test our products. We obtain certain chemicals utilized in our tracer diagnostics services business from suppliers in China, which are subject to tariffs that increase our costs. In addition, Repeat Precision operates a manufacturing facility with supporting personnel in Mexico, which has allowed us to reduce our costs for certain product categories. We also source certain product categories from other international suppliers. We review forecasted activity levels in our business and either directly procure or support our vendors in procuring the required raw materials with sufficient lead time to meet our business requirements. Prices for certain raw materials, including steel and chemicals, and for purchased components and outsourced services, have increased in recent years due to inflation and geopolitical factors. Cost of sales for support services includes compensation and benefit-related expenses for employees who provide direct revenue generating services to customers in addition to the costs incurred by these employees for travel and subsistence while on site. Cost of sales includes other variable manufacturing costs, such as shrinkage, obsolescence, revaluation and scrap related to our existing inventory and costs related to the chemicals used and laboratory analysis associated with our tracer diagnostics services.

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

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 21% and 35% for the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2026	2025	$	% (1)
Revenues
Product sales	$32,583	$35,066	$(2,483)	(7.1)%
Services	13,054	14,939	(1,885)	(12.6)%
Total revenues	45,637	50,005	(4,368)	(8.7)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	19,729	20,352	(623)	(3.1)%
Cost of services, exclusive of depreciation and amortization expense shown below	7,737	7,798	(61)	(0.8)%
Total cost of sales, exclusive of depreciation and amortization expense shown below	27,466	28,150	(684)	(2.4)%
Selling, general and administrative expenses	15,728	16,195	(467)	(2.9)%
Depreciation	1,293	1,204	89	7.4%
Amortization	302	167	135	80.8%
Income from operations	848	4,289	(3,441)	(80.2)%
Other income (expense)
Interest expense, net	(26)	(42)	16	38.1%
Other income, net	1,863	883	980	111.0%
Foreign currency exchange loss, net	(110)	(3)	(107)	NM
Total other income	1,727	838	889	106.1%
Income before income tax	2,575	5,127	(2,552)	(49.8)%
Income tax expense	834	673	161	23.9%
Net income	1,741	4,454	(2,713)	(60.9)%
Net income attributable to non-controlling interest	2,112	398	1,714	430.7%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(371)	$4,056	$(4,427)	(109.1)%

(1)	NM — Percentage not meaningful

	Three Months Ended
	March 31,		Variance
	2026	2025	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$19,729	$20,352	$(623)	(3.1)%
Depreciation and amortization attributable to cost of product sales	550	503	47	9.3%
Cost of product sales	20,279	20,855	(576)	(2.8)%
Product sales gross profit	$12,304	$14,211	$(1,907)	(13.4)%
Product sales gross margin	37.8%	40.5%

Cost of services, exclusive of depreciation and amortization expense	$7,737	$7,798	$(61)	(0.8)%
Depreciation and amortization attributable to cost of services	250	212	38	17.9%
Cost of services	7,987	8,010	(23)	(0.3)%
Services gross profit	$5,067	$6,929	$(1,862)	(26.9)%
Services gross margin	38.8%	46.4%

Total cost of sales	$28,266	$28,865	$(599)	(2.1)%
Total gross profit	$17,371	$21,140	$(3,769)	(17.8)%
Total gross margin	38.1%	42.3%

	Three Months Ended
	March 31,		Variance
	2026	2025	$	%
Revenues by Geographic Area:
United States
Product sales	$14,209	$6,867	$7,342	106.9%
Services	4,931	2,505	2,426	96.8%
Total United States	19,140	9,372	9,768	104.2%
Canada
Product sales	16,164	26,843	(10,679)	(39.8)%
Services	7,047	10,875	(3,828)	(35.2)%
Total Canada	23,211	37,718	(14,507)	(38.5)%
Other Countries
Product sales	2,210	1,356	854	63.0
Services	1,076	1,559	(483)	(31.0)%
Total other countries	3,286	2,915	371	12.7%
Total
Product sales	32,583	35,066	(2,483)	(7.1)%
Services	13,054	14,939	(1,885)	(12.6)%
Total revenues	$45,637	$50,005	$(4,368)	(8.7)%

Revenues

Revenues were $45.6 million for the three months ended March 31, 2026 compared to $50.0 million for the three months ended March 31, 2025. Product sales and services revenue declined year-over year. The decrease was primarily attributable to lower Canada-based revenues resulting from decreases in market activity as evidenced by lower rig counts and delays in planned customer activity, as well as decreased service revenue for international markets, particularly in the Middle East, due to timing of tracer diagnostics projects. Partially offsetting these declines were increases in U.S. revenues primarily driven by Repeat Precision product sales resulting from successful field trials and new product introductions, and increased service revenue associated with tracer diagnostics, including a contribution of $1.8 million in 2026 by ResMetrics, which we acquired in July 2025. International markets also experienced favorable year-over-year product sales, primarily well construction products in the Middle East. Overall, product sales for the three months ended March 31, 2026 totaled $32.6 million compared to $35.1 million for the three months ended March 31, 2025. Services revenue totaled $13.1 million compared to $14.9 million for the same period.

Cost of sales

Cost of sales was $28.3 million, or 61.9% of revenues, for the three months ended March 31, 2026, compared to $28.9 million, or 57.7% of revenues, for the three months ended March 31, 2025. The increase in cost of sales as a percentage of revenues year-over-year was primarily driven by the mix of products and services and the decline in total revenue, resulting in lower fixed cost absorption. The prior year period benefited from increased activity in Canada and higher-margin international tracer diagnostics activity in the Middle East, which did not recur at similar levels in 2026. The increase was partially offset by a favorable contribution from ResMetrics. For the three months ended March 31, 2026, cost of product sales was $20.3 million, or 62.2% of product sales revenue, and cost of services was $8.0 million, or 61.2% of services revenue. For the three months ended March 31, 2025, cost of product sales was $20.9 million, or 59.5% of product sales revenue, and cost of services was $8.0 million, or 53.6% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.7 million for the three months ended March 31, 2026, compared to $16.2 million for the three months ended March 31, 2025. The decrease was primarily driven by annual incentive bonus accruals which were $0.7 million lower in 2026, as well as lower share-based compensation expense of $0.3 million, attributable to cash settled awards remeasured at fair value based on the price of our common stock. These decreases were partially offset by incremental expenses of $0.7 million associated with ResMetrics.

Other income, net

Other income, net was $1.9 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025. The year-over-year increase was primarily attributable to more royalty income from licensees and higher scrap sales.

Income tax expense

Income tax expense was $0.8 million for the three months ended March 31, 2026 as compared to $0.7 million for the three months ended March 31, 2025. Our effective tax rate (“ETR”) from continuing operations was 32.4% and 13.1% for the three months ended March 31, 2026 and 2025, respectively. The income tax expense for these periods relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. The income tax provision for the three months ended March 31, 2025 did not include the effects of losses within the United States, Canada, or other jurisdictions, as we determined at that time those losses would provide no future benefit. However, during the second and fourth quarters of 2025, respectively, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S. operating subsidiaries due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income sufficient to realize the remaining deferred tax assets. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations, and potential borrowings under our secured asset-based revolving credit facility (the “ABL Facility”). As of March 31, 2026, we had cash and cash equivalents of $34.5 million, and total outstanding indebtedness of $7.2 million related to finance lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated based on eligible accounts receivable and inventory, provided such eligible balances cannot include the assets of Repeat Precision. At March 31, 2026, our available borrowing base under the ABL Facility was $18.5 million, with no outstanding borrowings. As of March 31, 2026, we utilized letter of credit commitments of $0.2 million. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants at March 31, 2026.

In addition, Repeat Precision’s promissory note, which is a revolving credit facility with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”), has total aggregate borrowing capacity of $2.5 million, with a maturity date in May 2026 and has no borrowings outstanding as of March 31, 2026. We expect to renew the Repeat Precision Promissory Note prior to its maturity.

We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for at least the next twelve months. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, debt service and potential mergers and acquisitions.

Our capital expenditures for each of the three months ended March 31, 2026 and 2025 were $0.6 million and $0.5 million, respectively. We plan to incur approximately $2.2 million to $2.8 million in capital expenditures in total during 2026, which includes (i) upgrades to our Repeat Precision manufacturing facilities, (ii) additional research and development equipment for product development, (iii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment, and (iv) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses. Our expected 2026 capital expenditures increased compared to our initial expectations primarily due to additional investments to expand Repeat Precision's manufacturing capacity in Mexico to meet increased demand.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in) operating activities	$1,280	$(1,645)
Net cash used in investing activities	(559)	(451)
Net cash used in financing activities	(2,937)	(790)
Effect of exchange rate changes on cash and cash equivalents	(51)	3
Net change in cash and cash equivalents	$(2,267)	$(2,883)

Operating Activities

Net cash provided by (used in) operating activities was $1.3 million and ($1.6) million for the three months ended March 31, 2026 and 2025, respectively. The increase in net cash provided by operating activities was primarily attributable to overall favorable changes in working capital, including favorable collections of trade receivables, in part resulting from a year-over-year decline in revenue. This increase was partially offset by lower net income of $2.7 million, an increase in inventory, as well as the timing of payments for materials and other components, accruals and payments associated with incentive bonuses, and payments related to cash settled share-based awards.

Investing Activities

Net cash used in investing activities was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, primarily reflecting increased investment in property and equipment, net of proceeds received from the sale of retired property and equipment.

Financing Activities

Net cash used in financing activities was $2.9 million and $0.8 million for the three months ended March 31, 2026 and 2025. Our primary uses of funds for the three months ended March 31, 2026 and 2025 were principal payments related to our finance lease obligations totaling $0.6 million and $0.5 million, respectively, and payments of $1.1 million and $0.3 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled awards. In addition, during the three months ended March 31, 2026, we paid $1.3 million of contingent consideration associated with the ResMetrics acquisition. Net borrowings and repayments under the Repeat Promissory Note had no relative impact on cash flows from financing activities for each of the three months ended March 31, 2026 and 2025.

Material Cash Requirements

There have been no significant changes in our material cash requirements from those disclosed in the Annual Report for the year ended December 31, 2025. See “Note 13. Income Taxes” of our unaudited condensed consolidated financial statements for further information regarding our Canada tax reassessments.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates from those included in the Annual Report for the year ended December 31, 2025.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	declines in the level of oil and natural gas E&P activity in Canada, the United States and internationally;

●	oil and natural gas price fluctuations;

●	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

●	inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

●	loss of significant customers;

●	losses and liabilities from uninsured or underinsured business activities and litigation;

●	additional income tax liabilities and reassessments;

●	change in trade policy, including the impact of tariffs;

●	our failure to identify and consummate potential acquisitions;

●	the financial health of our customers including their ability to pay for products or services provided;

●	our inability to integrate or realize the expected benefits from acquisitions;

●	our inability to achieve suitable price increases to offset the impacts of cost inflation;

●	loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

●	risks in attracting and retaining qualified employees and key personnel;

●	risks resulting from the operations of our joint venture arrangement;

●	currency exchange rate fluctuations;

●	impact of severe weather conditions;

●	our inability to accurately predict customer demand, which may result in excess or obsolete inventory;

●	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including tax policies, anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

●	impairment in the carrying value of long-lived assets including goodwill;

●	system interruptions or failures, including complications with our enterprise resource planning system, cybersecurity breaches, identity theft or other disruptions that could compromise our information;

●	our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition and the adoption of artificial intelligence and machine learning;

●	our inability to protect and maintain critical intellectual property assets, the inability to protect our current royalty income, or the losses and liabilities from adverse decisions in intellectual property disputes;

●	loss of, or interruption to, our information and computer systems;

●	our failure to establish and maintain effective internal control over financial reporting;

●	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;

●	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;

●	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;

●	the reduction in our ABL Facility borrowing base or our inability to comply with the covenants in our debt agreements; and

●	our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For our quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report for the year ended December 31, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 11. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2025.

Item 5.  Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: April 30, 2026	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)