Form 10-Q
period 2026-06-30
NCS Multistage Holdings, Inc.
filed 2026-07-31
CIK 1692427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, there were 2,624,523 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$31,318	$36,725
Accounts receivable—trade, net	33,101	40,507
Inventories, net	44,544	39,011
Prepaid expenses and other current assets	2,986	2,031
Other current receivables	5,486	3,644
Total current assets	117,435	121,918
Noncurrent assets
Property and equipment, net	19,568	19,849
Goodwill	16,387	16,387
Identifiable intangibles, net	5,384	5,989
Operating lease assets	4,857	4,817
Deposits and other assets	1,889	586
Deferred income taxes, net	12,036	11,653
Total noncurrent assets	60,121	59,281
Total assets	$177,556	$181,199
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$12,879	$8,517
Accrued expenses	7,129	9,461
Income taxes payable	841	1,151
Operating lease liabilities	1,732	1,587
Contingent purchase consideration	—	1,250
Current maturities of long-term debt	2,326	2,385
Other current liabilities	2,605	4,175
Total current liabilities	27,512	28,526
Noncurrent liabilities
Long-term debt, less current maturities	5,195	5,259
Operating lease liabilities, long-term	3,527	3,716
Other long-term liabilities	197	202
Deferred income taxes, net	375	398
Total noncurrent liabilities	9,294	9,575
Total liabilities	36,806	38,101
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 11,250,000 shares authorized, 2,719,733 shares issued and 2,624,523 shares outstanding at June 30, 2026 and 2,613,603 shares issued and 2,545,535 shares outstanding at December 31, 2025	27	26
Additional paid-in capital	451,015	449,890
Accumulated other comprehensive loss	(87,236)	(86,132)
Retained deficit	(240,253)	(235,276)
Treasury stock, at cost, 95,210 shares at June 30, 2026 and 68,068 shares at December 31, 2025	(3,343)	(2,269)
Total stockholders' equity	120,210	126,239
Non-controlling interest	20,540	16,859
Total equity	140,750	143,098
Total liabilities and equity	$177,556	$181,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Product sales	$27,678	$27,776	$60,261	$62,842
Services	10,686	8,678	23,740	23,617
Total revenues	38,364	36,454	84,001	86,459
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	18,059	18,214	37,788	38,566
Cost of services, exclusive of depreciation and amortization expense shown below	6,358	5,242	14,095	13,040
Total cost of sales, exclusive of depreciation and amortization expense shown below	24,417	23,456	51,883	51,606
Selling, general and administrative expenses	17,958	13,626	33,686	29,821
Depreciation	1,289	1,235	2,582	2,439
Amortization	303	167	605	334
(Loss) income from operations	(5,603)	(2,030)	(4,755)	2,259
Other income (expense)
Interest expense, net	(84)	(68)	(110)	(110)
Other income, net	1,558	1,563	3,421	2,446
Foreign currency exchange (loss) gain	(275)	1,201	(385)	1,198
Total other income	1,199	2,696	2,926	3,534
(Loss) income before income tax	(4,404)	666	(1,829)	5,793
Income tax benefit	(1,367)	(1,032)	(533)	(359)
Net (loss) income	(3,037)	1,698	(1,296)	6,152
Net income attributable to non-controlling interest	1,569	774	3,681	1,172
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,606)	$924	$(4,977)	$4,980
(Loss) earnings per common share
Basic (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(1.71)	$0.36	$(1.87)	$1.93
Diluted (loss) earnings per common share attributable to NCS Multistage Holdings, Inc.	$(1.71)	$0.34	$(1.87)	$1.84
Weighted average common shares outstanding
Basic	2,687	2,594	2,658	2,581
Diluted	2,687	2,734	2,658	2,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) income	$(3,037)	$1,698	$(1,296)	$6,152
Foreign currency translation adjustments, net of tax of $0	(653)	1,699	(1,104)	1,688
Comprehensive (loss) income	(3,690)	3,397	(2,400)	7,840
Less: Comprehensive income attributable to non-controlling interest	1,569	774	3,681	1,172
Comprehensive (loss) income attributable to NCS Multistage Holdings, Inc.	$(5,259)	$2,623	$(6,081)	$6,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three and Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2025	—	$—	2,613,603	$26	$449,890	$(86,132)	$(235,276)	(68,068)	$(2,269)	$16,859	$143,098
Share-based compensation	—	—	—	—	490	—	—	—	—	—	490
Net (loss) income	—	—	—	—	—	—	(371)	—	—	2,112	1,741
Vesting of restricted stock	—	—	106,130	1	(1)	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(27,142)	(1,074)	—	(1,074)
Currency translation adjustment	—	—	—	—	—	(451)	—	—	—	—	(451)
Balances as of March 31, 2026	—	$—	2,719,733	$27	$450,379	$(86,583)	$(235,647)	(95,210)	$(3,343)	$18,971	$143,804
Share-based compensation	—	—	—	—	636	—	—	—	—	—	636
Net (loss) income	—	—	—	—	—	—	(4,606)	—	—	1,569	(3,037)
Currency translation adjustment	—	—	—	—	—	(653)	—	—	—	—	(653)
Balances as of June 30, 2026	—	$—	2,719,733	$27	$451,015	$(87,236)	$(240,253)	(95,210)	$(3,343)	$20,540	$140,750

	Three and Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Equity
Balances as of December 31, 2024	—	$—	2,563,979	$26	$447,384	$(87,604)	$(259,024)	(56,549)	$(1,943)	$17,270	$116,109
Share-based compensation	—	—	—	—	552	—	—	—	—	—	552
Net income	—	—	—	—	—	—	4,056	—	—	398	4,454
Vesting of restricted stock	—	—	43,383	—	—	—	—	—	—	—	—
Shares withheld	—	—	—	—	—	—	—	(9,964)	(268)	—	(268)
Currency translation adjustment	—	—	—	—	—	(11)	—	—	—	—	(11)
Balances as of March 31, 2025	—	$—	2,607,362	$26	$447,936	$(87,615)	$(254,968)	(66,513)	$(2,211)	$17,668	$120,836
Share-based compensation	—	—	—	—	646	—	—	—	—	—	646
Net income	—	—	—	—	—	—	924	—	—	774	1,698
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(900)	(900)
Currency translation adjustment	—	—	—	—	—	1,699	—	—	—	—	1,699
Balances as of June 30, 2025	—	$—	2,607,362	$26	$448,582	$(85,916)	$(254,044)	(66,513)	$(2,211)	$17,542	$123,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

NCS MULTISTAGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(1,296)	$6,152
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,187	2,773
Amortization of deferred loan costs	124	104
Share-based compensation	2,551	2,837
Provision for inventory obsolescence	286	191
Deferred income tax benefit	(439)	(1,398)
Gain on sale of property and equipment	(84)	(475)
Provision for credit losses	—	19
Net foreign currency unrealized loss (gain)	264	(1,854)
Changes in operating assets and liabilities:
Accounts receivable—trade	6,992	(1,827)
Inventories, net	(6,675)	(1,476)
Prepaid expenses and other assets	(2,227)	972
Accounts payable—trade	4,384	1,719
Accrued expenses	(2,262)	(1,680)
Other liabilities	(3,908)	(4,101)
Income taxes receivable/payable	(1,533)	(80)
Net cash (used in) provided by operating activities	(636)	1,876
Cash flows from investing activities
Purchases of property and equipment	(1,084)	(745)
Purchase and development of software and technology	(68)	—
Proceeds from sales of property and equipment	144	271
Net cash used in investing activities	(1,008)	(474)
Cash flows from financing activities
Payments on finance leases	(1,216)	(1,072)
Line of credit borrowings	8,355	2,338
Payments of line of credit borrowings	(8,355)	(2,338)
Payment of contingent consideration	(1,250)	—
Treasury shares withheld	(1,074)	(268)
Distribution to noncontrolling interest	—	(900)
Net cash used in financing activities	(3,540)	(2,240)
Effect of exchange rate changes on cash and cash equivalents	(223)	330
Net change in cash and cash equivalents	(5,407)	(508)
Cash and cash equivalents beginning of period	36,725	25,880
Cash and cash equivalents end of period	$31,318	$25,372
Noncash investing and financing activities
Assets obtained in exchange for new finance lease liabilities	$1,287	$723
Assets obtained in exchange for new operating lease liabilities	$869	$247

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

Basis of Presentation

Our accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended, issued by the Securities and Exchange Commission (“SEC”) and have not been audited by our independent registered public accounting firm. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). We consolidate Repeat Precision, LLC and its subsidiary (“Repeat Precision”), an entity in which we own a 50% interest and have a controlling voting interest, operating in the United States and Mexico. The other party’s 50% ownership interest is presented separately as a non-controlling interest. In the opinion of management, these condensed consolidated financial statements reflect all normal, recurring adjustments necessary for a fair statement of the interim periods presented. The results of operations for interim periods are not necessarily indicative of those for a full year. All intercompany accounts and transactions have been eliminated for purposes of preparing these condensed consolidated financial statements.

Weatherford Transaction

As previously disclosed on Form 8-K filed on June 2, 2026, on May 31, 2026, NCS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Weatherford International plc (“Weatherford”) and Trinity Bell Sub, Inc., a wholly owned subsidiary of Weatherford (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions therein, Merger Sub will merge with and into NCS (the “Merger”), with NCS continuing as the surviving corporation, becoming a wholly owned subsidiary of Weatherford.

On July 6, 2026 (as amended on July 17, 2026), Weatherford filed a Registration Statement on Form S-4 with the SEC, which was declared effective on July 21, 2026. At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive, at the election of the holder: (i) 0.5537 Weatherford ordinary shares (the “Share Consideration”), or (ii) a combination of cash and Weatherford ordinary shares consisting of (a) cash in an amount equivalent to 0.1371 Weatherford ordinary shares (subject to a maximum cash election amount) and (b) 0.2392 Weatherford ordinary shares (together with the Share Consideration, the “Merger Consideration”). Shares for which no election is made will be converted into the right to receive the Share Consideration.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including required regulatory approvals and other customary conditions. On May 31, 2026, the holder of more than 50% of our outstanding common stock executed a written consent approving and adopting the Merger Agreement; accordingly, no further stockholder approval is required. The Merger is expected to close in the second half of 2026. The descriptions of the Merger contained in this Quarterly Report on Form 10-Q, including the descriptions of the Merger Agreement, Merger Consideration and related election mechanics and the treatment of outstanding equity awards, do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement.

The Merger Agreement contains customary representations, warranties, covenants, and termination provisions, including termination rights for each party under certain circumstances. The Merger Agreement also provides for the payment of termination fees under specified conditions, including a fee of $9.7 million payable by Weatherford or $5.5 million payable by NCS, as applicable.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2026, we recorded approximately $2.3 million of transaction-related costs associated with the Merger, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Note 2.  Acquisition of ResMetrics

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

Total acquisition costs associated with the ResMetrics acquisition were $0.2 million during 2025, of which $0.1 million was incurred during the three and six months ended June 30, 2025 and is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

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

Definite-lived intangible assets acquired were $3.2 million, primarily associated with customer relationships. The intangible assets are amortized on a straight-line basis over the estimated useful lives of approximately six years, resulting in amortization expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2026.

ResMetrics has contributed revenue and income before tax of $2.3 million and $0.3 million, respectively, for the three months ended June 30, 2026, and $4.1 million and $0.1 million, respectively, for the six months ended June 30, 2026. We have prepared unaudited pro forma information, as if the acquisition occurred on January 1, 2025, based on available information and certain assumptions we believe are reasonable, including: (i) adjustments for depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) accounting policy conforming changes, (iii) elimination of interest income that could have been earned on invested cash associated with the purchase price, (iv) tax effect on earnings of ResMetrics and pro forma adjustments assuming a statutory rate of 21%, and (v) other adjustments deemed appropriate. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the ResMetrics acquisition taken place on January 1, 2025; furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our unaudited selected financial information on a pro forma basis (in thousands):

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025
Revenue	$39,139	$91,585
Net income attributable to NCS Multistage Holdings, Inc.	$1,120	$5,199

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

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes significant SG&A expenses that are reviewed by the CODM but are not separately presented on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Payroll and employee benefits	$8,897	$8,231	$18,529	$18,183
Share-based compensation	1,324	1,392	2,551	2,837
Professional services (1)	4,761	1,322	6,926	3,524
Insurance	631	523	1,213	1,014
Software and hardware	613	578	1,200	1,153
Other	1,732	1,580	3,267	3,110
Total SG&A	$17,958	$13,626	$33,686	$29,821

(1)

Includes $2.7 million and $2.8 million of professional services related to strategic acquisition activities, including the Weatherford transaction, for the three and six months ended June 30, 2026, respectively. See “Note 1. Basis of Presentation, Weatherford Transaction” for additional information.

The following table summarizes revenue by geographic area attributed based on the current billing address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States
Product sales	$15,220	$11,930	$29,429	$18,797
Services	5,244	1,682	10,175	4,187
Total United States	20,464	13,612	39,604	22,984
Canada
Product sales	9,737	13,021	25,901	39,864
Services	3,677	4,948	10,724	15,823
Total Canada	13,414	17,969	36,625	55,687
Other Countries
Product sales	2,721	2,825	4,931	4,181
Services	1,765	2,048	2,841	3,607
Total other countries	4,486	4,873	7,772	7,788
Total
Product sales	27,678	27,776	60,261	62,842
Services	10,686	8,678	23,740	23,617
Total revenues	$38,364	$36,454	$84,001	$86,459

The following table summarizes long-lived assets (defined as property and equipment, net and operating lease assets, net) by geographic area (in thousands):

	June 30,	December 31,
	2026	2025
United States	$12,533	$11,789
Canada	8,570	9,448
Other Countries	3,322	3,429
Total	$24,425	$24,666

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

The following table presents the current contract liabilities as of  June 30, 2026 and  December 31, 2025 (in thousands):

Balance at December 31, 2025	$60
Additions	709
Revenue recognized	—
Balance at June 30, 2026	$769

We currently do not have any contract assets or non-current contract liabilities. Our contract liability, as of June 30, 2026 and  December 31, 2025, is included in other current liabilities on the applicable condensed consolidated balance sheets. Our performance obligations for our product sales and services revenue are typically satisfied before the customer’s payment; however, prepayments may occasionally be required. No revenue was recognized from the contract liability balance for the three and six months ended June 30, 2026. There was $0.4 million in revenue recognized from the contract liability balance for the three and six months ended June 30, 2025.

Practical Expedient

We do not disclose the value of unsatisfied performance obligations when the related contract has a duration of one year or less. We recognize revenue equal to what we have the right to invoice when that amount corresponds directly with the value of our performance to date provided to the customer.

Note 5.  Inventories, net

Inventories consist of the following as of June 30, 2026 and  December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$1,896	$2,060
Work in process	122	727
Finished goods	42,526	36,224
Total inventories, net	$44,544	$39,011

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Other Current Receivables

Other current receivables consist of the following as of June 30, 2026 and  December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Current income tax receivables	$3,293	$2,091
Employee receivables	134	211
Other receivables	2,059	1,342
Total other current receivables	$5,486	$3,644

Other receivables as of June 30, 2026 and  December 31, 2025, includes $1.3 million and $1.0 million, respectively, associated with probable and estimable royalties earned through license agreements but not yet received as of the balance sheet date.

Note 7.  Property and Equipment

Property and equipment by major asset class consist of the following as of June 30, 2026 and  December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Land	$1,520	$1,574
Building and improvements	6,985	7,314
Machinery and equipment	20,666	20,056
Computers and software	2,207	2,186
Furniture and fixtures	466	497
Vehicles	148	170
Right of use assets - finance leases	14,229	14,590
	46,221	46,387
Less: Accumulated depreciation and amortization	(27,490)	(26,749)
	18,731	19,638
Construction in progress	837	211
Property and equipment, net	$19,568	$19,849

The following table presents the depreciation expense associated with the respective income statement line items for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of sales
Cost of product sales	$601	$505	$1,151	$1,008
Cost of services	244	224	494	436
Selling, general and administrative expenses	444	506	937	995
Total depreciation	$1,289	$1,235	$2,582	$2,439

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We determined there were no triggering events that indicated potential impairment of our property and equipment for the three and six months ended June 30, 2026 and 2025, and accordingly no impairment loss has been recorded.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Goodwill and Identifiable Intangibles

The carrying amount of goodwill is summarized as follows (in thousands):

	June 30,	December 31,
	2026	2025
Gross value	$178,327	$177,162
Acquisition	—	1,165
Accumulated impairment	(161,940)	(161,940)
Net	$16,387	$16,387

We perform an annual impairment analysis of goodwill as of December 31, or whenever there is a triggering event that indicates an impairment loss may have been incurred. We perform our impairment analysis at a reportable unit level, evaluated separately for Repeat Precision and for the remaining NCS business. During 2025, we recorded goodwill totaling $1.2 million associated with the ResMetrics acquisition, allocated to our tracer diagnostics services group within the NCS reportable unit. See “Note 2. Acquisition of ResMetrics.” As of June 30, 2026, the only reporting units with remaining goodwill are the tracer diagnostics services group within the NCS reportable unit and Repeat Precision. We did not identify any triggering events that would indicate potential impairment for either of these units. No goodwill impairment has been recorded for the three and six months ended June 30, 2026 and 2025.

Identifiable intangibles by major asset class consist of the following (in thousands):

		June 30, 2026
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$4,063	$(1,522)	$2,541
Customer relationships	6 - 10	6,800	(4,273)	2,527
Trademarks	5	190	(35)	155
Non-compete agreements	5	197	(36)	161
Total identifiable intangibles		$11,250	$(5,866)	$5,384

		December 31, 2025
	Estimated	Gross
	Useful	Carrying	Accumulated	Net
	Lives (Years)	Amount	Amortization	Balance
Technology	1 - 20	$4,063	$(1,386)	$2,677
Customer relationships	6 - 10	6,800	(3,843)	2,957
Trademarks	5	190	(16)	174
Non-compete agreements	5	197	(16)	181
Total identifiable intangibles		$11,250	$(5,261)	$5,989

Total amortization expense, which is associated with SG&A expenses on the condensed consolidated statements of operations, was $0.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.3 million for the six months ended  June 30, 2026 and 2025.

Identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Prior to the acquisition of ResMetrics, our intangible assets were primarily attributable to Repeat Precision. However, the acquisition has contributed identifiable intangible assets to the tracer diagnostics services group within the NCS reportable unit. As of June 30, 2026 and 2025, we evaluated potential triggering events and determined that there were no triggering events which indicated potential impairment of our intangible assets. Therefore, we did not record any impairment charges related to our identifiable intangibles for the three and six months ended June 30, 2026 and 2025.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Accrued Expenses

Accrued expenses consist of the following as of June 30, 2026 and  December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payroll and bonus	$5,289	$8,423
Property and franchise taxes accrual	220	386
Accrued other miscellaneous liabilities	1,620	652
Total accrued expenses	$7,129	$9,461

Accrued payroll and bonus includes an incentive bonus that is accrued throughout the year based on our operating performance, generally paid during the first quarter of the following year.

Note 10.  Debt

Our long-term debt consists of the following as of June 30, 2026 and  December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
ABL Facility	$—	$—
Repeat Precision Promissory Note	—	—
Finance leases	7,521	7,644
Total debt	7,521	7,644
Less: current portion	(2,326)	(2,385)
Long-term debt	$5,195	$5,259

The estimated fair value of total debt as of June 30, 2026 and  December 31, 2025 was $6.9 million at each date. The fair value of the finance leases was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments at our incremental borrowing rate through the date of maturity.

Below is a description of our financing arrangements.

ABL Facility

In May 2022, we entered into a secured asset-based revolving credit facility (the “ABL Facility”), where credit availability is subject to a borrowing base calculation. The ABL Facility is governed by the Credit Agreement between NCS Multistage Holdings, Inc. (“NCSH”), Pioneer Investment, Inc., NCS Multistage, LLC, NCS Multistage Inc., the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as a lender under the facility provided therein (the “Credit Agreement”). In April 2024, we amended the Credit Agreement to modify the benchmark that may be used for loans in Canadian dollars in connection with the cessation of the CDOR Rate and transition to the CORRA Rate. The ABL Facility is scheduled to mature in May 2027. If the Merger Agreement is terminated or the closing of the Merger is delayed beyond current expectations, we expect to renew the ABL Facility prior to the maturity date.

The ABL Facility is a revolving credit facility with an aggregate principal amount of $35.0 million, which permits borrowing up to $10.0 million in Canadian dollars and funding of up to $7.5 million for letters of credit. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated based on eligible accounts receivable and inventory, provided such eligible balances cannot include the assets of Repeat Precision. Our available borrowing base under the ABL Facility as of  June 30, 2026 was $14.5 million. As of June 30, 2026 and  December 31, 2025, we had no outstanding indebtedness under the ABL Facility. As of June 30, 2026 and December 31, 2025, we utilized letter of credit commitments of $0.2 million.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the ABL Facility may be made in U.S. dollars with interest calculated using either the “ABR”, the “Adjusted Daily Simple SOFR” or the “Adjusted Term SOFR Rate”, and in Canadian dollars with interest calculated using the “Canadian Prime Rate” or the “Adjusted Term CORRA Rate” (each as defined in the amended and restated Credit Agreement). Borrowings bear interest at a rate equal to the benchmark plus a margin that varies depending on our leverage ratio as follows: (i) for ABR based loans, between 1.40% and 2.40%, and (ii) for Adjusted Daily Simple SOFR, Adjusted Term SOFR Rate, Canadian Prime Rate, and Adjusted Term CORRA Rate, between 2.40% and 3.40%. We must also pay a commitment fee calculated at 0.25% to 0.50% per annum, based on unused commitments. The applicable interest rate as of  June 30, 2026 was 6.1%. We incurred interest expense related to the ABL Facility, including commitment fees, of $0.1 million for each of the three and six months ended June 30, 2026 and 2025, respectively.

The obligations of the borrowers under the ABL Facility are guaranteed by NCSH and each of our U.S. and Canadian subsidiaries (other than Repeat Precision) and are secured by substantially all of the assets of NCSH and its subsidiaries, in each case, subject to certain exceptions and permitted liens.

The Credit Agreement requires, as a condition to borrowing, that available cash on hand after borrowings does not exceed $10.0 million. The Credit Agreement also requires us to (i) maintain, for quarters during which liquidity is less than 20% of the aggregate revolving commitments, a fixed charge coverage ratio of at least 1.0 to 1.0 and (ii) to prepay advances to the extent that the outstanding loans and letter of credit amounts exceed the most recently calculated borrowing base. As of June 30, 2026, we were in compliance with these financial covenants. The Credit Agreement also contains customary affirmative and negative covenants, including, among other things, restrictions on the creation of liens, the incurrence of indebtedness, investments, dividends and other restricted payments, dispositions and transactions with affiliates.

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

We capitalized direct costs of $1.0 million in connection with the Credit Agreement, and approximately $0.1 million associated with subsequent amendments, each of which is being amortized over the remaining term of the ABL Facility using the straight-line method. Amortization of the deferred financing charges of $0.1 million for each of the three and six months ended June 30, 2026 and 2025, respectively, was included in interest expense, net.

Repeat Precision Promissory Note

In February 2018, Repeat Precision entered into a promissory note with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”). The Repeat Precision Promissory Note is a revolving credit facility that has been renewed annually and was most recently renewed in  May 2026 with an aggregate borrowing capacity of $2.5 million. The Repeat Precision Promissory Note is scheduled to mature in  May 2027 and bears interest at a variable interest rate equal to prime plus 1.00%. The applicable interest rate at June 30, 2026 was 7.8%. The Repeat Precision Promissory Note is collateralized by certain equipment, inventory and receivables of Repeat Precision. Total borrowings may be limited subject to a borrowing base calculation, which includes a portion of Repeat Precision’s eligible receivables, inventory and equipment. As of June 30, 2026 and  December 31, 2025, there was no outstanding indebtedness under the promissory note, and the available borrowing base was $2.5 million. Repeat Precision’s indebtedness is guaranteed by its subsidiary and is not guaranteed by NCSH or any other NCS entity.

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

In July 2024, Kobold filed a motion with the Canada Court regarding whether the injunction allowed us to modify our product or, as Kobold contends, we needed to destroy or deliver the product to Kobold. This matter has been stayed by the parties pending the resolution of the redetermination described below. If the Canada Court agrees with Kobold, a fine or other remedy may be imposed against us.

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

While the Court of Appeal’s reasoning indicates that Kobold’s patent may be found invalid on remand, we cannot predict with certainty the outcome of the remand proceedings. If Kobold’s patent is ultimately upheld as valid and we are found to infringe, we may appeal the remand decision, and, if unsuccessful, damages would then be determined by the Canada Court, likely extending the resolution of this matter for one or more years after the remand decision. We would expect any damages awarded to be modest because of the relative ease and minimal cost incurred to implement changes to our product, with such changes resulting in no significant commercial impact to date. As of June 30, 2026, we believe a loss is reasonably possible but not probable, and any possible loss is not reasonably estimable.

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

Operating Leases

In June 2026, we renewed operating leases for existing warehouse and office facilities in Tulsa, Oklahoma for three-year terms, recording operating lease right-of-use assets and corresponding lease liabilities associated therewith totaling $0.8 million.

Note 12.  Share-Based Compensation

During the six months ended June 30, 2026, we granted 53,948 equity-classified restricted stock units (“RSUs”) with a weighted average grant date fair value of $40.06. We account for RSUs granted to employees at fair value, which we measure as the closing price of our common stock on the date of grant, and we recognize the compensation expense in the financial statements over the requisite service period. The RSUs granted to our employees generally vest over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The RSUs granted to the nonemployee members of our Board generally vest on or around the one-year anniversary of the grant date and either settle at vesting or, if the director has elected to defer the RSUs, within thirty days following the earlier of the termination of the director’s service for any reason or a change of control.

During the six months ended June 30, 2026, we granted 34,622 equivalent stock units, or cash-settled, liability-classified RSUs (“ESUs”), with a weighted average grant date fair value of $40.06. When ESUs are granted to employees, they are valued at fair value, which we measure at the closing price of our common stock on the date of grant. Since ESUs are settled in cash, we record a liability, which is remeasured each reporting period at fair value based upon the closing price of our common stock until the awards are settled. The ESUs granted to our employees generally vest and settle over a period of three equal annual installments beginning on or around the anniversary of the date of grant. The cash settled for any ESU will not exceed the maximum payout established by our Compensation, Nominating and Governance Committee of the Board.

In addition, during the six months ended June 30, 2026, we granted 25,420 performance stock unit awards (“PSUs”), which have a performance period from January 1, 2026 to December 31, 2028. The PSUs grant date fair value of $36.68 was measured using a Monte Carlo simulation. The number of PSUs ultimately issued is dependent upon our total shareholder return (“TSR”) relative to our performance peer group (“relative TSR”) over a three-year performance period and is subject to an absolute TSR modifier, which may reduce or increase payouts based on whether our absolute TSR is above or below specified thresholds. Each PSU associated with the March 2026 award will settle for between zero and 1.25 shares of our common stock in the first quarter of 2029. The threshold performance level (25th percentile relative TSR) earns 50% of the target PSUs, the mid-point performance level (50th percentile relative TSR) earns 100% of the target PSUs and the maximum performance level (75th percentile relative TSR) earns 125% of the target PSUs.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Merger Agreement, at the Effective Time, each outstanding RSU (other than director RSUs), ESU and PSU, will be assumed by Weatherford and converted into an award covering Weatherford ordinary shares based on the Share Consideration exchange ratio, generally subject to the same vesting and forfeiture terms, except that the maximum payout cap applicable to ESUs will cease to apply, the settlement method for ESUs will change from cash to Share Consideration, and the performance goals applicable to PSUs will be deemed satisfied at the greater of target or actual achievement as of the date of the Merger Agreement. RSUs held by non-employee directors will vest and settle immediately prior to the Effective Time.

Total share-based compensation expense for all awards was $1.3 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively.

Note 13.  Income Taxes

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, or additional information is obtained. The computation of the annual estimated effective tax rate includes applicable modifications, which were projected for the year, such as certain book expenses not deductible for tax, tax credits and foreign deemed dividends.

Our effective tax rate (“ETR”) from continuing operations was 31.0% and (155.0%) for the three months ended June 30, 2026 and 2025, respectively, and 29.1% and (6.2%) for the six months ended June 30, 2026 and 2025, respectively. The income tax benefit for the three and six months ended June 30, 2026 and 2025 relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. During the second and fourth quarters of 2025, respectively, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S operating subsidiaries due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income sufficient to realize the remaining deferred tax assets. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods.

Canada Tax Reassessments

We are routinely subject to tax audits and reviews in various jurisdictions around the world. Tax authorities may challenge tax positions taken by us and our interpretation of the tax laws in specific jurisdictions.

In January 2026, NCS Multistage Inc. (“NCS Canada”), a Canadian subsidiary, received a Notice of Reassessment (“NOR”) from the Canada Revenue Agency (“CRA”), revised in April 2026, to an aggregate amount of approximately CAD $19.3 million ($13.6 million USD, converted using the exchange rate as of June 30, 2026), including approximately CAD $15.2 million ($10.7 million USD) in income taxes, and approximately CAD $4.1 million ($2.9 million USD) in interest and penalties, relating to the taxation years ended November 30, 2017, December 31, 2019, December 31, 2022, and December 31, 2023. The CRA disallowed certain business expenses of NCS Canada as not deductible for income tax purposes in tax years 2022 and 2023, including what we would characterize as ordinary course operating expenses as well as expenses subject to transfer pricing adjustments that are supported by annual third-party transfer pricing studies. The CRA further asserted that taxable income should be adjusted in those tax years and in other years subject to carryback adjustments.

In March 2026, following the NOR described above, NCS Canada received a Notice of Reassessment for Corporate Income Tax from the Province of Alberta (“Alberta”) for the same matter, revised in May 2026 to an additional amount assessed of approximately CAD $8.1 million ($5.7 million USD), including approximately CAD $6.3 million ($4.5 million USD) in income taxes and approximately CAD $1.8 million ($1.2 million USD) in interest and penalties. The amounts assessed by the CRA and Alberta are each subject to change during the administrative review processes and may increase or decrease due to additional interest and penalties or further reassessment by the applicable taxing authority. These reassessments may also be extended to involve other NCS entities or taxation years.

NCS MULTISTAGE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2026, STS Tracer Services Ltd. (“STS Canada”), a Canadian subsidiary, received a NOR from the CRA for approximately CAD $0.5 million ($0.3 million USD), including approximately CAD $0.4 million ($0.2 million USD) in income taxes, and approximately CAD $0.1 million ($0.1 million USD) in interest and penalties. This reassessment related to taxation years ended December 31, 2019, December 31, 2022, December 31, 2023, and December 31, 2024. The CRA disallowed certain expenses related to transfer pricing adjustments that are supported by annual third-party transfer pricing studies. The CRA further asserted that taxable income should be adjusted in those tax years and in other years subject to carryback adjustments.

We filed our initial Notice of Objection with the CRA for NCS Canada in March 2026 and filed a revised Notice of Objection in May 2026, with the assistance of external advisors, as we believe our tax positions are supportable under applicable Canadian tax laws. We also filed a Notice of Objection with Alberta for NCS Canada in May 2026 and a revised Notice of Objection, to correspond with the current reassessment, in  June 2026. In July 2026, we filed a Notice of Objection for STS Canada. We intend to pursue all available administrative and judicial remedies necessary to resolve this matter.

As of June 30, 2026, we have not recorded a liability related to the CRA NOR or the Alberta reassessment in the consolidated financial statements in accordance with treatment prescribed for uncertain tax positions under ASC 740, “Income Taxes,” as we believe it is more likely than not that our tax filing positions will ultimately be sustained. We cannot predict the ultimate outcome of this matter and the final disposition of any appeals, which could take years to resolve. If we are unable to successfully defend our tax positions with the CRA or Alberta, we may be required to record additional tax liability and record tax expense, as well as penalty and interest. We expect to be required to make a cash deposit of up to 50% of the assessed amounts while the appeals process is underway for each of these matters. As of June 30, 2026, we made deposits of approximately CAD $2.0 million ($1.4 million USD) with Alberta pursuant to a deposit request. This payment is recorded as a long-term asset on the accompanying condensed consolidated balance sheet within deposits and other assets. If our tax positions are ultimately sustained, any such deposits would be refunded with interest, and we expect the impact on our net income to be immaterial, representing the difference between the interest paid by the taxing authorities on refunded amounts and the returns that could otherwise have been earned on those funds.

Note 14.  (Loss) Earnings Per Common Share

The following table presents the reconciliation of the numerator and denominator for calculating (loss) earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net (loss) income	$(3,037)	$1,698	$(1,296)	$6,152
Less: income attributable to non-controlling interest	1,569	774	3,681	1,172
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,606)	$924	$(4,977)	$4,980

Denominator
Basic weighted average number of shares	2,687	2,594	2,658	2,581
Dilutive effect of other equity awards	—	140	—	123
Diluted weighted average number of shares	2,687	2,734	2,658	2,704

(Loss) earnings per common share
Basic	$(1.71)	$0.36	$(1.87)	$1.93
Diluted	$(1.71)	$0.34	$(1.87)	$1.84

Potentially dilutive securities excluded as anti-dilutive	223	2	214	2

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

Acquisition of NCS by Weatherford

As previously disclosed on Form 8-K filed on June 2, 2026, on May 31, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Weatherford International plc (“Weatherford”), pursuant to which a wholly owned subsidiary of Weatherford will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Weatherford (the “Merger”). Upon completion of the transaction, our stockholders will have the right to receive Weatherford ordinary shares or a combination of cash and Weatherford ordinary shares, in each case subject to the terms of the Merger Agreement. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2026. The holder of more than 50% of our outstanding common stock has approved the transaction by written consent; accordingly, no further stockholder approval is required. For additional information regarding the proposed merger, see “Note 1. Basis of Presentation, Weatherford Transaction” of our unaudited condensed consolidated financial statements.

We have incurred, and expect to incur additional, transaction-related costs in connection with the proposed merger and may experience disruptions to our business, operations and relationships with customers, suppliers and employees as the transaction progresses. While the Merger is pending, we are subject to certain operating covenants that may restrict our ability to pursue certain business opportunities. The completion of the transaction is subject to various closing conditions and is not assured. Accordingly, the timing and outcome of the proposed merger could affect our financial condition, results of operations and cash flows.

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

Based on year-to-date E&P company drilling and completion activity, expected capital budgets for the remainder of 2026, and recent industry reports, we believe that Canadian and U.S. activity levels will increase modestly in 2026 compared to 2025, and overall industry spending in international markets will be stable compared to 2025. However, a prolonged conflict involving the United States, Israel and Iran could contribute to higher commodity prices, which may result in an increase in drilling and completion activity in Canada and the United States during the second half of 2026, but could also be tempered by uncertainty as many E&P companies may be reluctant to increase activity in response to short-term price movements, consistent with their focus on capital discipline and longer-term commodity price expectations. Such a prolonged conflict could result in lower-than-anticipated activity in the Middle East, if it results in the shut-in of production in the region due to restricted options for the transport of crude oil and refined products to customers in Asia and other global markets.

Oil and natural gas prices were volatile through 2025, a trend that continued into 2026. This volatility has been influenced by multiple factors, including trade tensions, the ongoing war between Russia and Ukraine, conflicts in the Middle East, including the recent and ongoing war involving the United States and Israel against Iran and associated disruptions and threats to commercial shipping in the Strait of Hormuz. Trade disruptions or any further escalation of these conflicts could intensify commodity price volatility. Also impacting commodity prices are adjustments in oil supply by OPEC+ countries, which began to phase out voluntary cuts in 2025, but recently announced a flexible approach to future production adjustments in response to evolving market conditions and regional conflicts. See further discussion below on oil and natural gas pricing.

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

Beginning in April 2025, and continuing thereafter, the U.S. Administration announced targeted tariff measures affecting multiple countries, many of which were substantial. Certain countries have since negotiated trade agreements with the United States, while others remain subject to elevated tariff rates, including baseline tariffs on imported goods and existing tariffs on steel and aluminum imposed under Section 232 of the Trade Expansion Act. These tariffs have increased our manufacturing costs, notably the cost of steel, and chemicals which are largely imported from China. Tariffs imposed by the U.S. Administration, or retaliatory tariffs imposed by other countries on goods imported from the United States could further increase our product costs—particularly tariffs affecting trade relations with Mexico, Canada, or China. Furthermore, U.S. tariffs on certain Canadian energy exports could reduce drilling and completion activity by our Canadian customers, potentially lowering demand for our products and services in that market. Goods covered by the United States-Mexico-Canada Agreement (“USMCA”) continue to be exempt from tariffs; however, following the July 2026 joint review of the USMCA, the United States indicated that it would seek changes to the agreement and continue discussions with Canada and Mexico regarding potential amendments, changes in interpretation or enforcement, or the implementation of additional measures that could affect USMCA-compliant goods. In addition, the United States did not agree to extend the USMCA for an additional term during the July 2026 review, which may increase uncertainty regarding future amendments to, and the administration of, the agreement. Our Repeat Precision joint venture provides manufacturing services for components used in our fracturing systems products in Mexico. We believe our supply chain in Mexico is currently compliant with the USMCA. We believe that products we ship from the United States to Canada are also compliant with the USMCA.

In February 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs imposed by the U.S. Administration under the International Emergency Economic Powers Act. However, following that decision, the U.S. Administration announced and implemented alternative tariff measures under other statutory authorities, including expanded and restructured tariffs on steel, aluminum, and related products, while continuing to signal a willingness to impose additional or modified tariffs in response to trade and national security considerations. As a result, uncertainty and volatility related to tariffs and trade policy remain elevated.

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

Market Conditions

Oil and Natural Gas Drilling and Completion Activity

Oil and natural gas prices remain volatile. The average WTI crude oil price increased in the second quarter of 2026 compared to the first quarter of 2026, largely attributable to heightened geopolitical tensions in the Middle East, including the conflict involving Iran, significant supply disruptions, and concerns regarding global oil supply and inventory levels. While incremental increases in oil supply from certain producing countries, including members of the Organization of the Petroleum Exporting Countries and certain other producing countries (collectively referred to as “OPEC+”), as well as certain non-OPEC+ countries, provided modest supply support, these increases did not fully offset the impact of supply disruptions arising from geopolitical tensions, infrastructure risks, and transportation and logistical constraints.

Over the past several years, to address the uncertain outlook for the global economy and, specifically, the oil markets, and to reduce the potential for an oversupply of oil and gas inventory, members of OPEC+ agreed to several collective voluntary oil production reductions. Beginning in 2025, OPEC+ began a gradual phase out of these voluntary reductions, while maintaining its stated commitment to market stability and retaining flexibility to pause, adjust, or reverse production changes. In early 2026, OPEC+ announced a pause on planned production increases for the first quarter of 2026 and subsequently announced in March 2026 that it would resume the gradual unwinding of voluntary production cuts beginning in April 2026. Since that time, OPEC+ has continued its phased increases in production while reaffirming its commitment to supporting oil market stability and maintaining flexibility to increase, pause, or reverse production adjustments in response to evolving market conditions. In May 2026, the United Arab Emirates exited OPEC and OPEC+, and additional changes in OPEC+ membership or production policies could increase uncertainty regarding future oil supply coordination. The pace and scope of further OPEC+ production adjustments remain dependent on evolving market conditions, geopolitical developments, and broader economic indicators. Continued geopolitical instability, including potential attacks on energy infrastructure or disruptions to international maritime routes, could contribute to further volatility in global oil markets.

Natural gas pricing continues to be volatile and decreased in the second quarter of 2026 to an average of $2.95 per MMBtu compared to an average of $4.71 per MMBtu for the first quarter of 2026. The decrease during the second quarter of 2026 was primarily driven by continued strong production growth and elevated natural gas inventory levels. These price decreases were partially offset by warmer weather and increased demand associated with strong U.S. liquefied natural gas exports, which are operating near available capacity. Realized natural gas prices for U.S. producers in West Texas and for Canadian E&P customers are typically at a discount to U.S. Henry Hub pricing due to regional basis differentials.

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

Listed and depicted below are recent crude oil and natural gas pricing trends, as provided by the Energy Information Administration (“EIA”) of the U.S. Department of Energy:

	Average Price
Quarter Ended	WTI Crude (per Bbl)	Brent Crude (per Bbl)	Henry Hub Natural Gas (per MMBtu)
6/30/2025	$64.57	$68.07	$3.19
9/30/2025	65.78	69.03	3.03
12/31/2025	59.62	63.65	3.73
3/31/2026	72.74	80.72	4.71
6/30/2026	95.65	102.63	2.95

Listed and depicted below are the average number of operating onshore rigs in the United States and in Canada per quarter since the second quarter of 2025, as provided by Baker Hughes Company. The quarterly changes are impacted by seasonality, particularly the effect of the spring break-up during the second quarter on the Canadian land rig count:

	Average Drilling Rig Count
Quarter Ended	U.S. Land	Canada Land	North America Land
6/30/2025	559	127	686
9/30/2025	527	176	703
12/31/2025	530	185	715
3/31/2026	533	199	732
6/30/2026	541	147	688

Over the past several years, North American E&P companies have been able to reduce their cost structures and have also utilized technologies, including ours, to increase efficiency and improve well performance. In the second quarter of 2026, the average U.S. land rig count was 541, a decline of 3% compared to the second quarter of 2025, but relatively stable compared to the first quarter of 2026. The average land rig count in Canada for the second quarter of 2026 was 16% higher compared to the same period in 2025. For the remainder of the year, we currently expect U.S. and Canadian rig counts and completion activity to modestly increase compared to 2025 levels.

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

Product sales represented 72% and 76% of our revenues for the three months ended June 30, 2026 and 2025, respectively, and 72% and 73% for the six month periods then ended. Most of our sales are on a just-in-time basis, as specified in individual purchase orders, with a fixed price for our products. We occasionally supply our customers with large orders that may be fulfilled on negotiated terms. Services represented 28% and 24% of our revenues for the three months ended June 30, 2026 and 2025, respectively, and 28% and 27% for the six month periods then ended. Services include tool charges and associated personnel services related to fracturing systems and tracer diagnostics services. Our services are provided at agreed-upon rates to customers for the provision of our downhole frac isolation assembly, which may include our personnel, and for the provision of tracer diagnostics services.

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

The percentages of our revenues derived from sales in Canada and denominated in Canadian dollars were approximately 35% and 49% for the three months ended June 30, 2026 and 2025, respectively, and approximately 44% and 64% for the six months then ended. Our Canadian contracts are typically invoiced in Canadian dollars; therefore, the effects of foreign currency fluctuations impact our revenues and are regularly monitored. Strengthening of the U.S. dollar, our reporting currency, relative to the Canadian dollar would result in lower reported revenues, partially offset by lower reported cost of sales and selling, general and administrative (“SG&A”) expenses.

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

Our SG&A expenses include general operating costs and compensation expense, primarily the compensation and benefits for our employees who are not directly involved in revenue generating activities, including those involved in research and development activities. Our general operating costs include but are not limited to rent and occupancy for our facilities, information technology infrastructure services, software licensing, advertising and marketing, third party research and development, risk insurance and professional service fees for audit, legal and other consulting services. Our SG&A expenses also include transaction-related costs associated with strategic initiatives, including merger and acquisition activities, litigation expenses and expected credit losses.

The percentage of our operating costs denominated in Canadian dollars (including cost of sales and SG&A expenses but excluding depreciation and amortization expense) approximated 16% and 25% for the three months ended June 30, 2026 and 2025, respectively, and 19% and 30% for the six months then ended.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Variance
	2026	2025	$	% (1)
Revenues
Product sales	$27,678	$27,776	$(98)	(0.4)%
Services	10,686	8,678	2,008	23.1%
Total revenues	38,364	36,454	1,910	5.2%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	18,059	18,214	(155)	(0.9)%
Cost of services, exclusive of depreciation and amortization expense shown below	6,358	5,242	1,116	21.3%
Total cost of sales, exclusive of depreciation and amortization expense shown below	24,417	23,456	961	4.1%
Selling, general and administrative expenses	17,958	13,626	4,332	31.8%
Depreciation	1,289	1,235	54	4.4%
Amortization	303	167	136	81.4%
Loss from operations	(5,603)	(2,030)	(3,573)	(176.0)%
Other income (expense)
Interest expense, net	(84)	(68)	(16)	(23.5)%
Other income, net	1,558	1,563	(5)	(0.3)%
Foreign currency exchange (loss) gain, net	(275)	1,201	(1,476)	(122.9)%
Total other income	1,199	2,696	(1,497)	(55.5)%
(Loss) income before income tax	(4,404)	666	(5,070)	NM
Income tax benefit	(1,367)	(1,032)	(335)	(32.5)%
Net (loss) income	(3,037)	1,698	(4,735)	(278.9)%
Net income attributable to non-controlling interest	1,569	774	795	102.7%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,606)	$924	$(5,530)	NM

(1)	NM — Percentage not meaningful

	Three Months Ended
	June 30,		Variance
	2026	2025	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$18,059	$18,214	$(155)	(0.9)%
Depreciation and amortization attributable to cost of product sales	601	505	96	19.0%
Cost of product sales	18,660	18,719	(59)	(0.3)%
Product sales gross profit	$9,018	$9,057	$(39)	(0.4)%
Product sales gross margin	32.6%	32.6%

Cost of services, exclusive of depreciation and amortization expense	$6,358	$5,242	$1,116	21.3%
Depreciation and amortization attributable to cost of services	244	224	20	8.9%
Cost of services	6,602	5,466	1,136	20.8%
Services gross profit	$4,084	$3,212	$872	27.1%
Services gross margin	38.2%	37.0%

Total cost of sales	$25,262	$24,185	$1,077	4.5%
Total gross profit	$13,102	$12,269	$833	6.8%
Total gross margin	34.2%	33.7%

	Three Months Ended
	June 30,		Variance
	2026	2025	$	%
Revenues by Geographic Area:
United States
Product sales	$15,220	$11,930	$3,290	27.6%
Services	5,244	1,682	3,562	211.8%
Total United States	20,464	13,612	6,852	50.3%
Canada
Product sales	9,737	13,021	(3,284)	(25.2)%
Services	3,677	4,948	(1,271)	(25.7)%
Total Canada	13,414	17,969	(4,555)	(25.3)%
Other Countries
Product sales	2,721	2,825	(104)	(3.7)%
Services	1,765	2,048	(283)	(13.8)%
Total other countries	4,486	4,873	(387)	(7.9)%
Total
Product sales	27,678	27,776	(98)	(0.4)%
Services	10,686	8,678	2,008	23.1%
Total revenues	$38,364	$36,454	$1,910	5.2%

Revenues

Revenues were $38.4 million for the three months ended June 30, 2026 compared to $36.5 million for the three months ended June 30, 2025. Overall product sales contribution was consistent when comparing these periods. In the United States, there was an increase of $6.1 million related to Repeat Precision stemming from a growing customer base and the successful commercialization of new products, partially offset by a decrease in sliding sleeve sales, as the prior year included a large sale to a multinational customer which did not recur in 2026. In Canada, fracturing systems activity was lower in 2026 than in prior year, due in part to customer delays of planned projects and the impact of customer consolidation. International product sales remained consistent with the prior year. Services revenue increased overall largely due to the contribution of ResMetrics, acquired in July 2025, which provided $2.3 million of services revenue for the quarter ended June 30, 2026, as well as an increase in fracturing systems service revenue in the United States, partially offset by declines in Canada and internationally. Overall, product sales for the three months ended June 30, 2026 totaled $27.7 million compared to $27.8 million for the three months ended June 30, 2025. Services revenue totaled $10.7 million compared to $8.7 million for the same period.

Cost of sales

Cost of sales was $25.3 million, or 65.8% of revenues, for the three months ended June 30, 2026, compared to $24.2 million, or 66.3% of revenues, for the three months ended June 30, 2025. The modest improvement in cost of sales as a percentage of revenues year-over-year was primarily driven by the mix of products and services, including the contribution from ResMetrics. The improvement was partially offset by activities in the prior year that did not recur at the same levels in 2026, including the year-over-year decline in revenue in Canada and a reduction in higher-margin international tracer diagnostics projects in the Middle East. For the three months ended June 30, 2026, cost of product sales was $18.7 million, or 67.4% of product sales revenue, and cost of services was $6.6 million, or 61.8% of services revenue. For the three months ended June 30, 2025, cost of product sales was $18.7 million, or 67.4% of product sales revenue, and cost of services was $5.5 million, or 63.0% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $18.0 million for the three months ended June 30, 2026, compared to $13.6 million for the three months ended June 30, 2025. The increase was primarily driven by higher professional fees of $3.4 million, which includes $2.7 million of fees related to strategic acquisition activities, including the Weatherford transaction. In addition, the increase reflects incremental expenses of $0.7 million associated with ResMetrics for the quarter ended June 30, 2026.

Other income, net

Other income, net was $1.6 million for each of the three months ended June 30, 2026 and 2025, which primarily includes royalty income from licensees.

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was $(0.3) million for the three months ended June 30, 2026 compared to $1.2 million for the three months ended June 30, 2025. The change was due to the movement in the foreign currency exchange rates during the periods, primarily the impact of the Canadian dollar relative to the U.S. dollar.

Income tax benefit

Income tax benefit was $1.4 million for the three months ended June 30, 2026 as compared to $1.0 million for the three months ended June 30, 2025. Our effective tax rate (“ETR”) from continuing operations was 31.0% and (155.0%) for the three months ended June 30, 2026 and 2025, respectively. The income tax benefit for these periods relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. During the second and fourth quarters of 2025, respectively, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S. operating subsidiaries due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income sufficient to realize the remaining deferred tax assets. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods.

Results of Operations

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following tables summarize our results of operations, gross margins and revenues by geographic area for the periods presented (dollars in thousands):

	Six Months Ended
	June 30,		Variance
	2026	2025	$	%
Revenues
Product sales	$60,261	$62,842	$(2,581)	(4.1)%
Services	23,740	23,617	123	0.5%
Total revenues	84,001	86,459	(2,458)	(2.8)%
Cost of sales
Cost of product sales, exclusive of depreciation and amortization expense shown below	37,788	38,566	(778)	(2.0)%
Cost of services, exclusive of depreciation and amortization expense shown below	14,095	13,040	1,055	8.1%
Total cost of sales, exclusive of depreciation and amortization expense shown below	51,883	51,606	277	0.5%
Selling, general and administrative expenses	33,686	29,821	3,865	13.0%
Depreciation	2,582	2,439	143	5.9%
Amortization	605	334	271	81.1%
(Loss) income from operations	(4,755)	2,259	(7,014)	(310.5)%
Other income (expense)
Interest expense, net	(110)	(110)	—	-%
Other income, net	3,421	2,446	975	39.9%
Foreign currency exchange (loss) gain, net	(385)	1,198	(1,583)	(132.1)%
Total other income	2,926	3,534	(608)	(17.2)%
(Loss) income before income tax	(1,829)	5,793	(7,622)	(131.6)%
Income tax benefit	(533)	(359)	(174)	(48.5)%
Net (loss) income	(1,296)	6,152	(7,448)	(121.1)%
Net income attributable to non-controlling interest	3,681	1,172	2,509	214.1%
Net (loss) income attributable to NCS Multistage Holdings, Inc.	$(4,977)	$4,980	$(9,957)	(199.9)%

	Six Months Ended
	June 30,		Variance
	2026	2025	$	%
Gross Margin and Gross Margin Percentage:
Cost of product sales, exclusive of depreciation and amortization expense	$37,788	$38,566	$(778)	(2.0)%
Depreciation and amortization attributable to cost of product sales	1,151	1,008	143	14.2%
Cost of product sales	38,939	39,574	(635)	(1.6)%
Product sales gross profit	$21,322	$23,268	$(1,946)	(8.4)%
Product sales gross margin	35.4%	37.0%

Cost of services, exclusive of depreciation and amortization expense	$14,095	$13,040	$1,055	8.1%
Depreciation and amortization attributable to cost of services	494	436	58	13.3%
Cost of services	14,589	13,476	1,113	8.3%
Services gross profit	$9,151	$10,141	$(990)	(9.8)%
Services gross margin	38.5%	42.9%

Total cost of sales	$53,528	$53,050	$478	0.9%
Total gross profit	$30,473	$33,409	$(2,936)	(8.8)%
Total gross margin	36.3%	38.6%

	Six Months Ended
	June 30,		Variance
	2026	2025	$	%
Revenues by Geographic Area:
United States
Product sales	$29,429	$18,797	$10,632	56.6%
Services	10,175	4,187	5,988	143.0%
Total United States	39,604	22,984	16,620	72.3%
Canada
Product sales	25,901	39,864	(13,963)	(35.0)%
Services	10,724	15,823	(5,099)	(32.2)%
Total Canada	36,625	55,687	(19,062)	(34.2)%
Other Countries
Product sales	4,931	4,181	750	17.9%
Services	2,841	3,607	(766)	(21.2)%
Total other countries	7,772	7,788	(16)	(0.2)%
Total
Product sales	60,261	62,842	(2,581)	(4.1)%
Services	23,740	23,617	123	0.5%
Total revenues	$84,001	$86,459	$(2,458)	(2.8)%

Revenues

Revenues were $84.0 million for the six months ended June 30, 2026 compared to $86.5 million for the six months ended June 30, 2025. Product sales declined year-over-year while services revenue remained stable. The overall decrease was primarily attributable to lower Canada-based revenues largely attributed to delays of planned customer activity, as well as decreased services revenue for international markets, particularly in the Middle East, due to timing of tracer diagnostics projects. Product sales revenue in the United States increased significantly, primarily due to the impact of successful field trials and new product introductions at Repeat Precision, partially offset by a decline in U.S. fracturing systems activity, as a large fracturing systems sale in the second quarter of 2025 did not recur in 2026 at the same time. Services revenue associated with tracer diagnostics increased reflecting a $4.1 million contribution in 2026 by ResMetrics, mainly offset by a decrease in activity in Canada and the timing of jobs in the Middle East and North Sea. Product sales for the six months ended June 30, 2026 totaled $60.3 million compared to $62.8 million for the six months ended June 30, 2025. Services revenue totaled $23.7 million compared to $23.6 million for the same period.

Cost of sales

Cost of sales was $53.5 million, or 63.7% of revenues, for the six months ended June 30, 2026, compared to $53.1 million, or 61.4% of revenues, for the six months ended June 30, 2025. The increase in cost of sales as a percentage of revenues year-over-year was primarily driven by the mix of products and services and the decline in total revenue. In addition, the prior year period benefited from increased activity in Canada and higher-margin international tracer diagnostics activity in the Middle East, which did not recur at similar levels in 2026. The increase was partially offset by a favorable contribution from ResMetrics. For the six months ended June 30, 2026, cost of product sales was $38.9 million, or 64.6% of product sales revenue, and cost of services was $14.6 million, or 61.5% of services revenue. For the six months ended June 30, 2025, cost of product sales was $39.6 million, or 63.0% of product sales revenue, and cost of services was $13.5 million, or 57.1% of services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $33.7 million for the six months ended June 30, 2026, compared to $29.8 million for the six months ended June 30, 2025. The increase was primarily driven by higher professional fees of $3.3 million, which includes $2.8 million of fees related to strategic acquisition activities, including the Weatherford transaction. In addition, the increase reflects incremental expenses of $1.4 million associated with ResMetrics. These increases were partially offset by annual incentive bonus accruals which were $0.6 million lower in 2026, as well as lower share-based compensation expense of $0.3 million, attributable to cash settled awards remeasured at fair value based on the price of our common stock.

Amortization

Amortization totaled $0.6 million for the six months ended June 30, 2026, compared to $0.3 million for the six months ended June 30, 2025. The increase was primarily associated with an increase in amortizable intangible assets due to the ResMetrics acquisition.

Other income, net

Other income, net was $3.4 million for the six months ended June 30, 2026, compared to $2.4 million for the six months ended June 30, 2025. The year-over-year increase was primarily attributable to more royalty income from licensees and higher scrap sales.

Foreign currency exchange (loss) gain, net

Foreign currency exchange (loss) gain, net was $(0.4) million for the six months ended June 30, 2026 compared to $1.2 million for the six months ended June 30, 2025. The change was due to the movement in the foreign currency exchange rates during the periods, primarily the impact of the Canadian dollar relative to the U.S. dollar.

Income tax benefit

Income tax benefit was $0.5 million for the six months ended June 30, 2026 as compared to $0.4 million for the six months ended June 30, 2025. Our effective tax rate (“ETR”) from continuing operations was 29.1% and (6.2%) for the six months ended June 30, 2026 and 2025, respectively. The income tax benefit for these periods relates to results generated by our businesses in the United States, Canada, and certain other foreign jurisdictions. During the second and fourth quarters of 2025, respectively, we reversed substantially all of the valuation allowance previously recorded against the deferred tax assets of our Canadian and U.S. operating subsidiaries due to sustained improvements in operating results, including a return to profitability and forecasts of future taxable income sufficient to realize the remaining deferred tax assets. Management considered a variety of positive and negative evidence which provided a basis for the conclusion that it is more likely than not that the deferred tax assets will be realized in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and cash equivalents, cash flows from operations, and potential borrowings under our secured asset-based revolving credit facility (the “ABL Facility”). As of June 30, 2026, we had cash and cash equivalents of $31.3 million, and total outstanding indebtedness of $7.5 million related to finance lease obligations. Our ABL Facility consists of an asset-based revolving credit facility in an aggregate principal amount of $35.0 million. Total borrowings available under the ABL Facility may be limited subject to a borrowing base calculated based on eligible accounts receivable and inventory, provided such eligible balances cannot include the assets of Repeat Precision. At June 30, 2026, our available borrowing base under the ABL Facility was $14.5 million, with no outstanding borrowings. As of June 30, 2026, we utilized letter of credit commitments of $0.2 million. The amount available to be drawn under the ABL Facility may decline from current levels due to reductions in our borrowing base or a springing financial covenant if our business were to be adversely impacted by a decline in market conditions. We were in compliance with our debt covenants as of June 30, 2026.

In addition, Repeat Precision’s promissory note, which is a revolving credit facility with Security State Bank & Trust, Fredericksburg (the “Repeat Precision Promissory Note”), has total aggregate borrowing capacity of $2.5 million, with a maturity date in May 2027 and has no borrowings outstanding as of June 30, 2026.

We believe that our cash on hand, cash flows from operations and potential borrowings under our ABL Facility will be sufficient to fund our capital expenditure and liquidity requirements for at least the next twelve months. Our principal liquidity needs have been, and are expected to continue to be, capital expenditures, working capital, additional deposits associated with our Canadian tax reassessments (see “Note 13. Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information regarding our Canadian tax reassessments) and costs associated with the Weatherford transaction.

In connection with the proposed merger with Weatherford, we have incurred, and will incur additional, transaction-related costs, including legal, advisory and other professional fees, which are expected to be funded through existing cash on hand and cash flows from operations.

Our capital expenditures for each of the six months ended June 30, 2026 and 2025 were $1.2 million and $0.7 million, respectively. We plan to incur approximately $1.8 million to $2.1 million in capital expenditures in total during 2026, which includes (i) upgrades to our Repeat Precision manufacturing facilities, (ii) additional research and development equipment for product development, (iii) upgrades to our tracer diagnostics deployment, sampling and laboratory equipment, and (iv) upgrades to our manufacturing and field service equipment to support North American fracturing systems and well construction businesses. Our expected 2026 capital expenditures increased slightly compared to our initial expectations primarily due to additional investments to expand Repeat Precision's manufacturing capacity in Mexico to meet increased demand.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(636)	$1,876
Net cash used in investing activities	(1,008)	(474)
Net cash used in financing activities	(3,540)	(2,240)
Effect of exchange rate changes on cash and cash equivalents	(223)	330
Net change in cash and cash equivalents	$(5,407)	$(508)

Operating Activities

Net cash (used in) provided by operating activities was $(0.6) million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net cash provided by operating activities was primarily attributable to lower net income of $7.4 million, an increase in inventory and prepaid expenses, an increase in long-term deposits paid in connection with the Canadian tax reassessments and the timing of payments associated with incentive bonuses and cash-settled share-based awards. These decreases were partially offset by favorable working capital changes, including improved collections of trade receivables, in part resulting from a year-over-year decline in revenue, and the timing of payments for materials and components.

Investing Activities

Net cash used in investing activities was $1.0 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, primarily reflecting an increase in investment in property and equipment partially offset by a decrease in proceeds received from the sale of property and equipment.

Financing Activities

Net cash used in financing activities was $3.5 million and $2.2 million for the six months ended June 30, 2026 and 2025. Our primary uses of funds for the six months ended June 30, 2026 and 2025 were principal payments related to our finance lease obligations totaling $1.2 million and $1.1 million, respectively, and payments of $1.1 million and $0.3 million, respectively, for treasury shares withheld to settle withholding tax requirements for equity-settled awards. In addition, during the six months ended June 30, 2026, we paid $1.3 million of contingent consideration associated with the ResMetrics acquisition. Net borrowings and repayments under the Repeat Precision Promissory Note had no relative impact on cash flows from financing activities for each of the six months ended June 30, 2026 and 2025.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements about the merger with Weatherford and statements we make regarding the outlook for our future business and financial performance, such as those contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	the ability of the Company and Weatherford to satisfy the conditions to complete the proposed merger, the timing of the proposed merger, the risk that the proposed merger may not be completed, the effects of the proposed merger on our business, operations and relationships with customers, suppliers and employees, and the risk of litigation and/or enforcement proceedings arising out of the proposed merger;

●	declines in the level of oil and natural gas E&P activity in Canada, the United States and internationally;

●	oil and natural gas price fluctuations;

●	significant competition for our products and services that results in pricing pressures, reduced sales, or reduced market share;

●	inability to successfully implement our strategy of increasing sales of products and services into the U.S. and international markets;

●	loss of significant customers;

●	losses and liabilities from uninsured or underinsured business activities and litigation;

●	additional income tax liabilities and reassessments;

●	change in trade policy, including the impact of tariffs;

●	our failure to identify and consummate potential acquisitions;

●	the financial health of our customers including their ability to pay for products or services provided;

●	our inability to integrate or realize the expected benefits from acquisitions;

●	our inability to achieve suitable price increases to offset the impacts of cost inflation;

●	loss of any of our key suppliers or significant disruptions negatively impacting our supply chain;

●	risks in attracting and retaining qualified employees and key personnel;

●	risks resulting from the operations of our joint venture arrangement;

●	currency exchange rate fluctuations;

●	impact of severe weather conditions;

●	our inability to accurately predict customer demand, which may result in excess or obsolete inventory;

●	failure to comply with or changes to federal, state and local and non-U.S. laws and other regulations, including tax policies, anti-corruption and environmental regulations, guidelines and regulations for the use of explosives;

●	impairment in the carrying value of long-lived assets including goodwill;

●	system interruptions or failures, including complications with our enterprise resource planning system, cybersecurity breaches, identity theft or other disruptions that could compromise our information;

●	our inability to successfully develop and implement new technologies, products and services that align with the needs of our customers, including addressing the shift to more non-traditional energy markets as part of the energy transition and the adoption of artificial intelligence and machine learning;

●	our inability to protect and maintain critical intellectual property assets, the inability to protect our current royalty income, or the losses and liabilities from adverse decisions in intellectual property disputes;

●	loss of, or interruption to, our information and computer systems;

●	our failure to establish and maintain effective internal control over financial reporting;

●	restrictions on the availability of our customers to obtain water essential to the drilling and hydraulic fracturing processes;

●	changes in legislation or regulation governing the oil and natural gas industry, including restrictions on emissions of greenhouse gases;

●	our inability to meet regulatory requirements for use of certain chemicals by our tracer diagnostics business;

●	the reduction in our ABL Facility borrowing base or our inability to comply with the covenants in our debt agreements; and

●	our inability to obtain sufficient liquidity on reasonable terms, or at all.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “Note 11. Commitments and Contingencies” of our unaudited condensed consolidated financial statements for further information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report for the year ended December 31, 2025, except as set forth below.

The proposed merger with Weatherford is subject to closing conditions and may not be completed, which could adversely affect our business and operating results.

The completion of the proposed merger with Weatherford is subject to the satisfaction or waiver of various closing conditions, including the receipt of required regulatory approvals. These conditions may not be satisfied or waived in a timely manner, or at all, and the merger may be delayed or not completed. Any delay in completing, or failure to complete, the proposed merger could adversely affect our business, financial condition and operating results.

The business relationships of NCS and its subsidiaries may be subject to disruption due to uncertainty associated with the proposed merger with Weatherford, which could have an adverse effect on the results of operations, cash flows, and financial position of NCS.

Parties with which NCS, or its subsidiaries, do business may be uncertain as to the effects the proposed merger with Weatherford may have on them, including with respect to current or future business relationships with NCS, or its subsidiaries. These relationships may be subject to disruption as customers, suppliers, and other persons with whom NCS has a business relationship may delay or defer certain business decisions or might decide to terminate, change, or renegotiate their relationships with NCS or consider entering into business relationships with parties other than NCS, or its subsidiaries. These disruptions could have an adverse effect on the results of operations, cash flows, and financial position of NCS. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the proposed merger with Weatherford or termination of the Merger Agreement.

Failure to complete the proposed merger with Weatherford could negatively affect the stock price and the future business and financial results of NCS.

If the proposed merger with Weatherford is not completed for any reason, the ongoing business of NCS may be adversely affected and, without realizing any of the benefits of having completed the proposed merger with Weatherford, NCS could be subject to a number of negative consequences, including the following:

●	NCS may experience negative reactions from the financial markets, including negative impacts on its stock price;

●	NCS may experience negative reactions from its customers and suppliers;

●	NCS may experience negative reactions from its employees and may not be able to retain key management personnel and other key employees;

●	the Merger Agreement places certain restrictions on the conduct of NCS’s business prior to completion of the proposed merger with Weatherford, the waiver of which is subject to the consent of Weatherford (not to be unreasonably withheld, conditioned, or delayed), which may prevent NCS from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that may be beneficial to NCS; and

●

matters relating to the proposed merger with Weatherford (including integration planning) will require substantial commitments of time and resources by NCS management, which could otherwise be devoted to day-to-day operations and other opportunities that may be beneficial to NCS as an independent company.

In addition, NCS could be subject to litigation arising out of the proposed merger and/or related to any failure to complete the proposed merger with Weatherford or related to any enforcement proceeding commenced against NCS to perform its obligations under the Merger Agreement. If the Merger is not completed, any of these risks may materialize and may adversely affect NCS’s businesses, financial condition, financial results and stock price.

We will incur significant transaction-related costs in connection with the proposed merger.

We have incurred, and expect to continue to incur, significant costs in connection with the proposed merger, including legal, financial advisory and other professional fees. Many of these costs are payable regardless of whether the merger is completed. In addition, under specified circumstances, we may be required to pay a termination fee in connection with the termination of the Merger Agreement. The incurrence of these costs could adversely affect our financial condition, operating results and cash flows.

Item 5.  Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit
No.		Description
	2.1	Agreement and Plan of Merger, dated as of May 31, 2026, by and among NCS Multistage Holdings, Inc., Weatherford International plc and Trinity Bell Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38071) filed on June 2, 2026).
*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	Inline XBRL Instance Document
***	101.SCH	Inline XBRL Taxonomy Extension Schema
***	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
***	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
***	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
***	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
***	104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2026	NCS Multistage Holdings, Inc.

	By:	/s/ Mike Morrison
Mike Morrison
Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)